Form 10-K
period 2000-03-31
WEBMETHODS INC
filed 2000-06-29
CIK 1035096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

webMethods, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1807654 (I.R.S. Employer Identification No.)

3930 Pender Drive, Fairfax, Virginia (Address of principal executive offices)	22030 (Zip Code)

Registrant’s telephone number, including area code:  (703) 460-2500

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value of Common Stock held by non-affiliates of the registrant as of May 31, 2000 based upon the closing price of the Common Stock on the Nasdaq National Market for such date, was $1,141,909,577.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant intends to file a definitive joint proxy statement/prospectus for its annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2000. Portions of such joint proxy statement/prospectus are incorporated by reference into Part III of this Form 10-K.

PART I
Item.1. Business
Item2. Properties
Item3. Legal Proceedings
Item4. Submission of Matters to a Vote of Security Holders
PART II
Item5. Market for Registrant’s Common Stock and Related Stockholder Matters
Item6. Selected Financial Data
Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item8. Financial Statements and Supplementary Data
Item9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item10. Directors and Executive Officers of the Registrant
Item11. Executive Compensation
Item12. Security Ownership of Certain Beneficial Owners and Management
Item13. Certain Relationships and Related Transactions
PART IV
Item14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Consent of Independent Acccountants
Financial Data Schedule

PART I

      This report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,”, “expects,” “intends” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Factors that May Affect Future Operating Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  BUSINESS

      The following description of our business contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Some of the factors that may cause such results to differ include, but are not limited to, those discussed in “Factors that May Affect Future Operating Results” contained in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7.

Overview

      We are a leading provider of infrastructure software and services for achieving business-to-business integration, or B2Bi. B2Bi software is a new category of software that enables companies to work more closely with their customers, suppliers and other business partners through the real-time exchange of information and transactions. We achieve this integration by connecting our customers’ existing enterprise applications over the Internet. Our customers can use our software, webMethods B2B, to achieve varying levels of integration, from integration with a single business partner up to full integration across an entire trading network. With webMethods B2B, a company’s portfolio of existing enterprise applications can be extended to its customers, suppliers and other business partners. Our software is also incorporated into the operation of a number of major business-to-business marketplaces.

      webMethods B2B permits our customers to rapidly and cost effectively deploy new real-time business-to-business e-commerce applications by integrating the customers’ existing enterprise systems with those of their business partners. For example, webMethods B2B can improve supply chain management by integrating the procurement, order processing, inventory management, shipping and fulfillment systems and enterprise resource planning systems of companies doing business together. As a result of this integration, inventory can be automatically replenished, orders can be processed faster and more accurately, components can be shipped sooner and customer queries can be addressed more rapidly. By using webMethods B2B software, we believe that our customers can:

•	Create new revenue opportunities due to improved customer retention, improved customer service and the ability to deliver additional value-added services and customized product offerings;

•	Strengthen relationships with their customers, suppliers and business partners due to new direct, secure connections across multiple computing platforms, applications and protocols;

•	Improve supply chain efficiencies through shortened cycle times, lower inventories and reduced error rates; and

•	Increase return on investment from existing enterprise software systems.

      We market our software globally through a direct sales force and a number of resellers and systems integrators. A key element of our sales and marketing strategy is to leverage relationships with our customers and business partners. We believe that by providing solutions to leading buyers, suppliers, portals and enterprise software and hardware companies pursuing B2B e-commerce opportunities, our software sales will increase substantially as our technologies become more widely deployed in the marketplace. Our installed base of customers has helped fuel demand for our products by introducing the customers, suppliers and other business partners of our customers to our products.

      webMethods B2B has been licensed to customers in a variety of industries including high-technology manufacturing, telecommunications, financial services, shipping and logistics, chemicals and insurance. As of March 31, 2000, we had over 160 customers, including SAP AG, Eastman Chemical, W.W. Grainger, Dell Computer, Hewlett Packard, Compaq Computer, Federal Express, Dun & Bradstreet, Lucent and Lexmark. In addition, we have established strategic relationships with leading business-to-business e-commerce marketplaces such as mySAP.com, the Ariba Network, Commerce One, Grainger.com, VerticalNet, ChemConnect, Staples.com, Buzzsaw, TPN Marketplace, e-Steel, retail.com and Ventro, many of which have purchased our software to operate their trading networks. We also have strategic relationships with enterprise application vendors that incorporate our technology into their software or resell our software. We are an SAP AG development partner and have licensed a version of our software to them for inclusion into their products.

Industry Background

Growth of the Internet and business-to-business electronic commerce

      The competitive environment for businesses has intensified dramatically in recent years, causing companies to seek new ways to generate sustainable competitive advantages. Over the last decade, companies have invested heavily in enterprise applications to automate and improve the efficiency of their internal business processes. As competition has increased and markets have become more dynamic, companies have begun to recognize that they must coordinate more closely with their customers, suppliers and business partners. Traditional enterprise applications, however, do not readily support business processes beyond the borders of an enterprise. As a result, companies relying only on their enterprise applications have not been able to easily integrate their business processes with those of their customers, suppliers and other business partners to achieve productivity gains.

      In the midst of this environment, the Internet has emerged as a crucial medium for electronic commerce. The widespread adoption of the Internet as a business communications platform has created a foundation for B2B e-commerce that has already enabled organizations to tap new revenue streams, streamline cumbersome processes, lower costs and improve productivity. We believe the next wave of business innovation will focus on greater collaboration among businesses and the sharing of business processes among members of a business community. Businesses are seeking a B2Bi solution that allows them to utilize their existing portfolio of enterprise applications to exchange information and transact business with customers, suppliers and other business partners over the Internet.

      Based on the growth of the Internet and the expectations for growth in e-commerce, we believe the market opportunity for B2Bi software and services is substantial. Research has been conducted to project the size of the B2Bi market. This research is based on interviews and surveys of industry associations and companies and measures only revenue to be received from Internet commerce sites. According to Forrester Research, revenue generated from business-to-business e-commerce will exceed $2.7 trillion by 2003, representing a far larger market opportunity than business-to-consumer e-commerce. Forrester Research also estimates that B2B e-commerce will account for more than 90% of U.S. e-commerce transactions by 2004. In an attempt to capitalize on this opportunity, businesses are spending heavily to develop the infrastructure to communicate and transact business effectively over the Internet. International Data Corporation, or IDC, projects that the worldwide Internet commerce application market will grow from $444 million in 1998 to over $13 billion in 2003.

Current approaches to business-to-business integration are inadequate

      The variety of computing environments and the inability to share information across those environments have been a major impediment to B2Bi. For example, the co-existence of mainframe-based legacy systems and enterprise applications within a single business often makes it difficult to share information internally. More importantly, many organizations’ applications, particularly their enterprise resource planning, or ERP, systems, were not designed to communicate outside of an enterprise, making business-to-business communication difficult.

      Current B2Bi approaches are costly, problematic and ineffective. For example, traditional electronic data interchange, or EDI, is inflexible because it is based on pre-defined, fixed data formats that are not easily adjusted. EDI usually requires the use of expensive and proprietary communications networks and software and often requires difficult and time-consuming point-to-point integration. In addition, EDI is not readily scalable for large numbers of business partners, and because it is batch processed, it lacks real-time data exchange capability. It has taken years and millions of dollars to implement EDI trading networks among large communities of business partners.

      Enterprise application integration, or EAI, software and other middleware technologies also fail to fully deliver B2Bi. These packages integrate systems within a single company, but typically cannot provide the open and scalable inter-company integration that is critical for B2Bi. EAI relies on proprietary, custom architectures and software, which must be implemented by all parties to enable any inter-company usage. It is difficult to convince multiple parties in a trading network to implement the same products or technologies. In addition, EAI solutions experience operating difficulties because many corporate security firewalls do not readily recognize the communications protocols these solutions employ.

      First generation e-business Web sites based on Hypertext Markup Language, or HTML, also do not address the requirements of B2Bi. HTML is designed chiefly for the presentation of data, and does not directly support data exchange between the enterprise applications of participating companies. Since these Web sites were designed primarily for human-to-system communication, they are difficult to incorporate into shared multi-company business processes that require system-to-system communication. Achieving this integration usually requires significant re-keying of data from at least one, if not both, parties to a transaction, increasing costs and rates of error. For example, many large companies that procure goods from their suppliers’ Web sites must first enter orders into an internal enterprise application and then completely re-key them into vendors’ Web sites through their Web browsers.

      While recently developed Internet procurement and order management applications often reduce the overall cost of procurement, they do not provide comprehensive B2Bi. These applications generally focus on ordering goods, such as office supplies, that do not become part of a finished product, rather than the procurement of goods that become part of a company’s own products. The automation of procurement over the Internet of goods used to manufacture a product requires inter-company, system-to-system integration of ERP and manufacturing applications.

      A comprehensive B2Bi solution must provide companies with integrated direct links to their major customers and suppliers, while also facilitating participation in B2B marketplaces to leverage their networks of buyers and suppliers. It should also allow companies to offer their business partners the ability to exchange information and conduct transactions across the Internet securely, reliably and in real time, regardless of installed technology infrastructure. To meet the challenges raised by the changing competitive environment, organizations are searching for a solution that provides comprehensive B2Bi. The existing approaches have proven inadequate due to their high cost, inflexibility and inability to easily adapt to large numbers of business partners. In addition, existing approaches have typically encountered difficulties working across many corporate security infrastructures.

The webMethods solution

      Our solution provides the foundation for a new class of B2Bi applications that can be delivered with shorter, more cost-effective implementation cycles and the ability to scale to large numbers of business partners. webMethods B2B provides companies with integrated direct links to buyers and suppliers, connects them to major B2B marketplaces and enables real-time, interactive communication through the Internet regardless of existing technology infrastructure. The webMethods B2B software provides support for a broad range of current and emerging B2B communication standards, including eXtensible Markup Language, or XML, traditional EDI, Open Buying on the Internet, or OBI, and XML-based e-commerce frameworks, such as RosettaNet, cXML, Commerce One’s xCBL and Microsoft BizTalk. With

webMethods B2B, the benefits provided by internally focused enterprise applications can be extended beyond a single company to its customers, suppliers and business partners. We also offer our customers the ability to choose varying levels of business partner integration, from minimal integration with a single business partner up to full integration across an entire trading network. In addition, because our solution operates with many disparate systems and supports many different B2B communication standards, it can be implemented by multiple business partners without long and expensive implementation cycles or the need for consensus among business partners regarding communication standards. We believe that our solution provides customers:

      New Revenue Opportunities. Our solution enables companies to increase market share by allowing them to bring products to market more quickly, and to provide value-added services to their customers. For example, a manufacturer can use our software to make it easier for customers to purchase products by linking its customer’s internal procurement application directly to the manufacturer’s ordering system. Value-added services may also include the provision of data concerning purchased goods for direct incorporation into a customer’s asset management system. In the financial services industry, the ability of webMethods B2B to manage and exchange many XML document formats can be used to create and configure new financial products and services. This capability allows companies to rapidly offer new and more targeted products and services to customers.

      Strengthened Relationships with Customers, Suppliers and Trading Partners. The webMethods B2B solution gives companies the ability to interact directly and securely with a variety of customers, suppliers and other business partners, resulting in improved coordination and decreasing the time it takes to respond to increasingly rapid changes in their markets. For example, to further improve their relationships with their customers, companies may directly link their customer relationship management, or CRM, systems through the webMethods B2B solution. This CRM system integration allows customers to use their own uniform problem reporting systems to enter and track product or service problem reports, which are communicated to their vendors and facilitates the coordination required to resolve open issues. Furthermore, because the webMethods B2B solution requires limited customization and does not require all the parties in a trading network to install identical software, trading partners are able to rapidly develop trading networks in a cost effective manner.

      Improved Supply Chain Efficiencies. Achieving a close degree of collaboration with suppliers allows many companies to realize cost efficiencies by outsourcing a significant share of their manufacturing. With or without an outsourcing strategy, companies can use our software to achieve significant cost savings and productivity enhancements by reducing cycle times, lowering inventories and reducing error rates through the real-time exchange of information. Closer integration with their suppliers and buyers helps our customers improve their planning and forecasting capabilities. Additionally, our customers can use webMethods B2B to gain the competitive advantage of providing their customers with real-time pricing and availability information for key products and services. For example, webMethods B2B can enable a company to automatically check the availability of a requested item in its supplier’s inventory and relate pricing, availability and shipping information directly to its customer. An order for the requested item could then be automatically entered directly into the supplier’s order processing system. For suppliers, direct receipt of orders in this way means the order can reach the supplier’s manufacturing operation in minutes, compared to the hours or days taken when the order is received by fax or EDI.

      Increased Return on Technology Investments and Rapid Implementation. Over the years, companies have invested significant amounts in ERP and other enterprise applications. Our solution maximizes the returns on these investments by extending the benefits provided by those applications to a company’s customers, suppliers and other business partners. We believe our solution entails lower deployment costs than competing products, in part because limited customization is required. Implementation time for our software averages about six weeks, which allows our customers to begin deriving benefits quickly. Our solution is also easily scalable to accommodate the growth of a customer’s trading network. As our customers’ trading networks and the number of transactions grow, they can continue to use our software for their e-business requirements without having to acquire new software products.

The webMethods growth strategy

      Our objective is to enhance our position as a leading global provider of B2Bi infrastructure software and services that enable companies to easily and effectively link their existing business applications and share data in real-time over the Internet. To achieve this goal, we are pursuing the following strategies:

      Leverage Customers and Partners as Distribution Channels. We believe that because we provide solutions to some of the leading e-commerce buyers, suppliers, portals and enterprise software and hardware companies, our product sales benefit from a multiplier effect as our customers expose more of their business partners to our solution. As of March 31, 2000, we had over 160 customers including SAP AG, Eastman Chemical, W.W. Grainger, Dell Computer, Hewlett Packard, Compaq Computer, Federal Express, Dun & Bradstreet, Lucent and Lexmark. In addition, we have established strategic relationships with leading business-to-business e-commerce marketplaces such as mySAP.com, the Ariba Network, Commerce One, Grainger.com, VerticalNet, ChemConnect, Staples.com, Buzzsaw, TPN Marketplace, e-Steel, retail.com and Ventro, many of which have purchased our software to operate their trading networks. We also have relationships with leading enterprise application software providers including SAP AG and Baan. We believe that we can leverage our base of customers and business relationships into additional direct sales. For example, our relationship with SAP AG gives us access to SAP AG’s customer base of over 12,000 leading companies worldwide. SAP AG is offering its customers the SAP Business Connector, an OEM version of webMethods B2B that can only be used to integrate SAP applications. This provides us with significant opportunities to sell to these customers the full webMethods B2B product, which supports integration of non-SAP applications.

      Extend Technology and Product Leadership. webMethods believes that it has developed the broadest and most comprehensive B2Bi software currently available, supporting more B2B protocols and data format standards than any competing product. webMethods has been a pioneer in the application of XML and Java technologies for B2B integration and e-commerce. webMethods intends to continue investing in research and development and to remain actively involved with industry standards bodies to ensure that its products incorporate developing technology and industry standards. webMethods also intends to increase the performance, functionality and ease of use of its software by integrating new technologies and supporting a wider range of enterprise applications. In the future, webMethods may acquire technology or businesses that enhance or complement its technology.

      Leverage Professional Services Capabilities. We have established strong relationships with our customers by designing and developing successful B2Bi solutions for them. In order to continue this, we plan to expand our direct professional services capabilities by increasing the number of professional services consultants and adding additional service locations throughout the United States and Europe. In addition, we intend to offer quality professional services through third-party alliances. We are currently developing additional relationships with major system integrators and KPMG, Deloitte Consulting and EDS have all created business practices around our solutions. We believe that developing these relationships will provide us with the ability to manage multiple concurrent, large-scale projects while maintaining its commitment to quality service. We intend to commit significant resources, both financial and personnel, to providing professional services support to selected customers that are creating major B2B marketplaces and trading networks. We believe that devoting significant resources to these key relationships will lead to increased opportunities to license additional software to these customers and their business partners. Creating a strong base of successful and high profile customers is essential to the continued growth of our business.

      Expand Global Sales Efforts. We are aggressively pursuing a global, multi-channel distribution strategy that leverages both our direct sales force and our relationships with resellers, systems integrators and international distributors. We currently have eleven offices around the world including eight offices in North America and sales and support offices in the U.K., Germany, and the Netherlands. We plan to expand our international presence by establishing additional overseas offices in Europe and expanding its indirect sales channels in Europe and Asia. In addition, we plan to increase our customer and partner base through aggressive sales and marketing campaigns and by conducting joint marketing efforts with some of our customers and partners. As of March 31, 2000, we had 112 employees dedicated to sales and marketing.

      Further Develop Model for Predictable, Recurring Revenue. We believe our revenue model is designed to provide substantial and predictable recurring revenue. We have developed a multi- faceted revenue model that provides revenue from a number of sources, including new license sales, license renewals, maintenance fees, professional services and OEM licenses. We expect that our market leadership position and our network of strategic relationships will drive new license sales. Although most software providers offer perpetual licenses with a single payment received at the time of the license grant, we typically offer two-year renewable software licenses. At the end of two years, customers can either renew for another two-year period, with a new license fee due, or terminate their license. We believe that, because of the critical nature of the services performed by webMethods B2B, renewal rates will be high, which should provide a source of predictable revenue over time. In addition, as part of its comprehensive solution, we provide professional services to insure the successful implementation and deployment of our software. We have also entered into long-term OEM and other licenses that provide an additional source of revenue.

Products and services

      We began commercial shipments of our webMethods B2B software in June 1998. Since then, we have continued to enhance the functionality and performance of webMethods B2B. The most recent version, webMethods B2B 3.1, was first shipped in April 2000. We also recently introduced webMethods B2B for RosettaNet, which allows our high technology manufacturing customers to use RosettaNet for supply chain integration.

      webMethods B2B contains features that help integrate business partners, marketplaces, buyers and suppliers into online trading networks. Our software helps companies directly integrate with their business partners while also participating in B2B marketplaces and portals. The software supports a broad range of current and emerging standards for B2B communications, including XML, traditional EDI, OBI and XML-based e-commerce frameworks such as Commerce XML, xCBL and FpML. In addition, webMethods B2B provides support for and interoperability with EDI applications, such as Sterling Commerce’s GENTRAN. Our product offerings are summarized below:

Offering	Description	Shipment Date

webMethods B2B	Enables enterprises to leverage existing applications to achieve B2B integration by facilitating secure, real-time exchange of data over the Internet.

	Provides support for a broad range of B2B standards, protocols and data formats.	Version 1.0 — 6/98 Version 2.0 — 10/98 Version 2.1 — 3/99 Version 2.5 — 7/99 Version 3.0 — 9/99 Version 3.1 — 4/00

Offering	Description	Shipment Date

Integration Modules for ERP Applications	Permits companies to integrate with key business partners using popular ERP or middleware systems by providing a secure, reliable method for exchanging data through application interfaces in XML and other formats over the Internet.	SAP R/3 — 10/98
Baan — 9/99
Sterling Commerce
GENTRAN — 9/99
Oracle — 4/00
PeopleSoft — 4/00
J. D. Edwards — under
development
IBM MQ Series — 3/00
Active Software
ActiveWorks — 4/00
MSMQ — under development
Siebel 99 — under
development
webMethods B2B for Partners	Restricted version of webMethods B2B designed to link one individual enterprise to a single portal or to another enterprise running webMethods B2B.	9/99
webMethods B2B for RosettaNet	Provides support for the RosettaNet framework and all released RosettaNet partner interchange processes	4/00

Product Architecture and Technology

      webMethods B2B has been designed to allow our customers to achieve B2Bi with business partners in less time, at lower cost and with fewer alterations to their existing applications than current alternatives.

Product Components

      The webMethods B2B Integration Server, the webMethods B2B Developer and the set of webMethods B2B Integration Modules comprise the principal components of webMethods B2B. These components work together to create and execute intercompany applications and data exchanges that link enterprise and legacy applications, databases, EDI software and Web sites between companies participating in online trading networks.

      The webMethods B2B Integration Server automates the exchange of data across the Internet by securely and reliably transporting, mapping and transforming business documents and data messages of different types among a diverse array of applications and databases. An integration server is a software product that processes requests for sending and receiving data across the Internet. The requests are submitted by existing enterprise applications. Using an integration server, applications may directly access Web data across the Internet in real-time without the need for costly application redevelopment. The webMethods B2B Integration Server can be used to integrate with applications developed in a variety of languages and technologies. Because the webMethods B2B Integration Server provides open application interfaces and supports a wide array of current and emerging B2B data standards, our software can successfully integrate otherwise incompatible enterprise applications, EDI and EAI deployments and XML and HTML-based Web sites.

      Unlike proprietary EAI applications, the webMethods B2B Integration Server can perform all communications using standard Hypertext Transport Protocol, or HTTP, as the data transport protocol. For this reason, communications sent through the webMethods B2B Integration Server are not rejected by corporate firewalls that generally exclude communications sent using proprietary protocols. webMethods has invested significant resources so that its server software is able to utilize HTTP without compromising security, reliability or performance.

      The webMethods B2B Developer is a development, testing and management environment used by application developers and system integrators to define data flow definitions and transformations between inbound and outbound business documents and messages, and the enterprise applications or Web sites that will create and receive them. These data flow definitions and transformations are displayed and manipulated using familiar visually oriented tools and metaphors. The webMethods B2B Developer is also able to define conversions between XML documents of different types. For instance, it can be used to define a conversion from a purchase order in Commerce XML format into the equivalent Open Applications Group data format. The webMethods B2B Developer provides the capability to upload the data flow definitions and transformations to the webMethods B2B Integration Server, which executes them on actual business documents and messages.

      webMethods B2B Integration Modules provide functionality specific to a particular enterprise application, such as Baan or SAP R/3, that permits its application programming interfaces to be accessed securely and reliably by business partners across the Internet. This differentiates them from the adaptor modules employed by proprietary EAI products for purely internal integration. We also provide documentation and software tools that allow our customers to build their own custom integration modules.

      WebMethods B2B for RosettaNet provides support for RosettaNet framework and all released RosettaNet partner interchange processes. In addition to providing complete support for this leading supply chain integration standard, webMethods B2B for RosettaNet processes transactional data and offers scalable trading partner profiles and business rule management.

XML

      Our software suite makes extensive use of eXtensible Markup Language, or XML, a relatively recent standard that defines a universal method for structuring data. We believe that XML will be a key enabler of both B2B e-commerce and the open integration of applications across enterprises in general. XML was formally recommended by the World Wide Web Consortium as a standard in February 1998. Since then, a number of industry leaders, including Microsoft, SAP AG, IBM, Sun and Oracle, have announced support for XML.

      Unlike HTML, the standard currently used in most Web applications, XML permits data to be coded for content rather than solely for presentation. This coding difference allows applications to examine and manipulate data contained in a document. Descriptive tags are attached to each piece of data so applications can understand the meaning of the data and process it accordingly. This feature eliminates the need for re-keying data transmitted across the Internet.

      XML is a standard, not a technology, and therefore, existing applications must be adapted to learn to communicate using XML and integration servers are required to process, route and translate data. Furthermore, to properly utilize XML, a method must be found to translate between the various XML document types that proliferate among organizations. A solution must offer services to ensure acceptable performance and maintain security. webMethods B2B Integration Server and webMethods B2B Developer provide the infrastructure required to manage the integration process, securely and reliably route requests and translate messages that conform to different document types.

Cross-platform support and compatibility

      webMethods B2B has been developed exclusively in the Java programming language, which means webMethods B2B can be readily deployed on almost all commonly available computing hardware and operating systems. This makes it easy to deploy the webMethods B2B solution across a large trading network running different hardware and operating systems. We currently support major server platforms, such as Microsoft Windows NT and Windows 2000, Sun Microsystems Solaris, Linux, Hewlett Packard

HP-UX, IBM AIX and AS/400. We are able to support other server platforms, which run other operating systems, at a customer’s request.

Scalability, performance and reliability

      webMethods B2B has been designed to handle thousands of simultaneous business partner connections and service a high volume of transactions among partners. Using a clustered multi-server, multi-threaded architecture, the software’s performance is optimized for multi-processor systems, and supports high-volume server-side processing of business documents. Business partners that are both running webMethods B2B can take advantage of guaranteed delivery features that ensure that critical messages or business documents get delivered from one partner to another.

Reusable B2B services architecture

      webMethods B2B is built around a reusable architecture for B2B services, which models business processes and operations such as purchase order submission and order tracking. The webMethods B2B Developer includes graphical development tools permitting B2B services to be reused and combined across multiple trading partner relationships.

Support for large numbers of trading partners

      webMethods B2B includes features that allow companies to readily manage deployments across a large number of trading partners. For instance, a package replication feature allows an administrator to bundle a set of B2B service definitions, code and data transformations that provide a certain B2B capability, such as order receipt, into a package that can be automatically replicated across an entire network of business partners.

Security

      webMethods B2B contains a comprehensive set of security features that enable enterprises to utilize the Internet to transmit proprietary information with confidence. These features can provide security even if the webMethods B2B Integration Server is used by only one party to a transaction. The software includes X.509 digital certificates, RSA public key encryption and SSL encryption, which are ways to encode information transmitted over the Internet to make it unintelligible to all but intended recipients, and access control lists to ensure authentication, authorization and data privacy. In addition, because all communications sent through the webMethods B2B Integration Server can be sent using HTTP, which passes through corporate firewalls, the business partners of our customers are not required to modify their applications’ security features.

Ladder of integration

      We offer our customers and their business partners the option to choose the level of integration they desire. Our “Ladder of Integration” allows flexibility by providing integration solutions that do not depend on business partners having the same technologies or levels of integration. Business partners may advance to higher levels of integration as their needs change. New partners can be added to existing networks with minimal effort because existing applications do not require extensive changes as partners’ applications and data formats develop over time.

      Business partners may choose from the following integration levels:

•	The minimal level of integration connects a customer’s webMethods B2B Integration Server to its business partner’s HTML or XML-based Web site. This option requires no adjustments to the business partner’s system.

•	A more advanced level of integration connects a customer’s webMethods B2B Integration Server to its business partner’s XML or other B2B integration server using common Internet B2B protocols or message formats such xCBL, EDI and RosettaNet. Although this option requires that the customer and its business partners agree upon the protocol or message format to be used for business documents, no changes to the business partner’s system are necessary.

•	Full integration involves both a customer and its business partner using webMethods B2B. The customer and its business partners may fully integrate ERP systems and/ or legacy applications for real-time interactive data exchange. Because webMethods B2B is managing communications on both sides of a transaction, customers can take advantage of value-added services such as guaranteed delivery of business documents or messages.

Professional services and customer care

      As part of a complete solution, we offer comprehensive professional services that complement our software, including strategic planning, project management and systems integration, as well as consulting services and training relating to our software products. As of March 31, 2000, our professional services and customer care group consisted of 63 employees.

      Professional Services. A majority of our customers make use of our professional services to help them design and develop a successful business solution. Experienced consultants work with customers to design a solution based on the customers’ existing applications and required functionality and then ensure that the selected solution is successfully implemented, from installation to ongoing maintenance. Our consultants have participated in or led a number of important B2B integration projects for our customers and partners, including the development of my SAP.com marketplace for SAP AG, development of the Ariba Network and the Commerce XML specification for Ariba, and the Grainger.com portal for W.W. Grainger.

      To supplement our internal professional services capabilities, we have established strategic relationships with several consulting firms, including KPMG, Deloitte Consulting, EDS, Sera Nova, Collaborex and Lante. These system integrators provide webMethods with a substantial body of expertise relating to enterprise applications and the creation of B2B e-commerce networks, as well as the flexibility to handle both large and small projects and deliver complete solutions. These systems integrators also give us feedback on our software and its implementation that we can incorporate into product enhancements. We believe these relationships benefit our business by exposing our software to the substantial customer base of each of these systems integrators.

      Services are provided by either our professional services group or third-party systems integrators and include the following:

•	architecture and application design services;

•	application development;

•	installation services;

•	testing and implementation services and maintenance services; and

•	on-site support and coaching.

      We charge for these services on a time and materials basis and provide them through our professional services groups based in our Fairfax, Virginia; New York, New York; Chicago, Illinois; San Francisco, California; Hilversum, Netherlands; and Reading, United Kingdom facilities. We plan to increase the number of our professional services consultants and add additional service locations throughout the United States and Europe.

      Customer Care. We believe that offering a superior level of customer service is essential for our long-term success. Because customer service is a standard feature of our licenses, almost all of our customers utilize our customer support. We offer our customers a choice of several levels of customer support, all of which provide dependable and timely resolution of customer technical inquiries. The most comprehensive option offers support 24 hours, seven days a week. We are committed to resolving customer inquiries in a rapid and cost-effective manner. In addition, customers can access the online customer newsgroup to benefit from the experiences of other companies in using our software.

      We also provide our customers with education and training. We regularly offer training courses for the software professionals responsible for implementing our software. These training courses provide practical instruction on topics such as the potential uses of our software, creation of XML schemas for different types of business documents, integration of data from multiple internal and external sources, automation of data-sharing by business partners using the Web, bundling and redeployment of usable business logic and administration and maintenance of webMethods B2B. We also provide customized classes at customer locations and offer a certification program for customers and systems integration partners that requires completion of designated courses, field experience and a certification examination.

Customers

      As of March 31, 2000, we had licensed our software to over 160 customers. In the fiscal year ended March 31, 2000, one customer, SAP AG, accounted for approximately 22% of webMethods’ total revenues. In the fiscal year ended March 31, 1999, two customers, Telstra and Object Design accounted for approximately 13% and 10%, respectively, of total revenues. Many of our customers are Global 2000 companies and the companies that serve them and represent a broad spectrum of enterprises within diverse industry sectors, including high-technology manufacturing, telecommunications, financial services, shipping and logistics, chemicals, insurance, and business-to-business marketplaces. The following is a partial list of customers that have licensed our software and that we believe are representative of our overall customer base:

Chemical Industry

Ashland Chemical
Eastman Chemical
FMC
The Geon Company
Occidental Chemical
Whitman
Hart/ Covalex

Federal

GSA
NSA

Financial Services

Citibank-Citigroup, Inc.
Dresdner Kleinwort Benson
Dun & Bradstreet Corporation
ePlus
First Union Corporation
Outcome.com
Security First Technologies

Insurance

Channelpoint
Escrow.com
Euler American Credit

Shipping and Logistics

DHL Worldwide Express
Fedex
Orbital Sciences Corporation
Skulogix
Stolt-Nielsen Transportation

Utilities

ACN Energy
GE Power

eProcurement and B2B Marketplaces

Ariba, Inc.
Aspect Communications
Corporation
Buzzsaw.com
Chematch
ChemConnect
Clarus Corporation
Collabria, Inc.
Concur Technologies
e-Steel Corporation
Grainger.com
Indus International, Inc.
MRO.com
mySAP.com
OrderZone.com
Staples.com
SupplyWorks, Inc.
TechTrader, Inc.
TPN Register
Ventro Corporation
VerticalNet, Inc.

Enterprise Application Vendors

Oracle Corporation
Persistence Software, Inc.
PSDI
SAP AG
Sterling Commerce, Inc.

Retail

barnesandnoble.com
Best Buy
Land’s End

High-Technology Manufacturing

3Com Corporation
Apple Computer
Avnet/ Marshall Industries
Cisco Systems, Inc.
Compaq Computer Corporation
Dell Computer Corporation
Hewlett Packard Company
Hitachi Data Systems
Juniper Networks
Lexmark International Group, Inc.
National Semiconductor
Corporation
NEC Systems
Philips Components
Siemens AG
Unisys Corporation

Telecom

Bell Atlantic Corporation
Cable & Wireless
Ericsson, Inc.
Lucent Technologies
Telstra Corporation Limited

Industrial/ Distribution

Alliant Food Service, Inc.
Corporate Express
Partnet
Premier, Inc.
W.W. Grainger, Inc.

Strategic relationships

      To increase our leadership in the market, we have formed strategic alliances with B2B e-commerce portals and marketplaces, enterprise application vendors, B2B e-commerce technology leaders and system integrators. These relationships enable us to capitalize on the growing market for e-commerce solutions by embedding and integrating our software into the products and services provided by its strategic partners. In addition, many of these relationships expose our software to the customer base of these companies. Our strategic relationships include the following:

Parties	Relationship	Examples

Portals and Marketplaces	webMethods B2B serves as the	mySAP.com, MRO.com, Clarus
	infrastructure and	Supplier Universe
transaction engine that links
existing applications of
buyers and sellers to B2B
portals and marketplaces.

Enterprise Application Vendors and Resellers	Resell webMethods B2B as part	Sterling Commerce, SAP AG,
	of their offerings or include	PSDI, SpaceWorks
webMethods B2B in their own
products.

B2B Technology Relationships	Collaborate on new	Microsoft, Ariba
technologies and standards
that build on our B2B and XML
expertise.

System Integrators	Provide consulting and	KPMG, Deloitte Consulting,
	technical services support	EDS, Sera Nova, Collaborex,
	for our products, including	Lante
implementation and
maintenance.

Relationship with SAP AG

      In March 1999, we entered into a development partner agreement with SAP AG. In the fiscal year ended March 31, 2000, SAP AG accounted for approximately 22% of our total revenues.

      Our relationship with SAP AG provides us with an important endorsement of our software, will expose the capabilities of a restricted version of webMethods B2B software to the SAP AG customer base and gives us the opportunity to license the unrestricted version of webMethods B2B software to the SAP AG customer base.

      SAP AG provides our software to their customers as the SAP Business Connector. In addition, webMethods B2B provides the transaction integration infrastructure that links mySAP.com, an open electronic hub that creates intercompany relationships for buying and selling and collaborating within and across industries. SAP AG customers already utilizing SAP R/3 connect to this marketplace using the SAP Business Connector. We provide non-SAP customers the ability to connect to mySAP.com via webMethods B2B.

      Under the development partner agreement, we granted SAP AG a perpetual license to include webMethods B2B in their software. The license limits SAP AG to using our software to connect SAP installations solely to other SAP installations. The license prevents us from selling webMethods B2B to any user seeking to connect SAP installations solely to SAP installations. However, we are able to sell our fully featured version of webMethods B2B to SAP AG’s customers, which would enable them to integrate their SAP systems to enterprise applications of other vendors. Under the development partner agreement,

SAP AG has the right to develop competitive software. However, if SAP AG develops a competitive software product, the restrictions on our sales are no longer applicable.

      Upon expiration of the initial term of the agreement in March 2002, and subject to payment of all amounts due to us under the development partner agreement, SAP AG will have the right to obtain a perpetual limited license for the version of our software that is then embedded in its products. In addition, SAP AG will have access to the source code for this version of our software for purposes of integrating and embedding the software into SAP AG’s products. SAP AG’s right to the perpetual license may be accelerated if:

•	a major competitor of SAP AG in enterprise resource planning or supply chain management acquires an equity interest in us that exceeds SAP AG’s investment;

•	we assign the assets representing the licensed software to a third party; or

•	a person other than Phillip Merrick who is not reasonably acceptable to SAP AG acquires 30% of our voting shares.

      SAP AG has become a significant customer, accounting for approximately 22% of our revenues for the fiscal year ended March 31, 2000, as a result of the development partner agreement. Under the agreement, SAP AG agreed to pay a fixed fee payable in 11 quarterly installments beginning with the quarter ended June 30, 1999. This fee is, and may continue to be, a significant portion of our revenue if we are not able to expand our revenue base. SAP AG must pay this fee even if the agreement is terminated. In addition, we receives revenue as a result of SAP AG customers that upgrade to the fully featured version of webMethods B2B. If SAP AG chooses not to renew the license arrangement to receive access to the latest version of our software at the expiration of the development license agreement, our revenue may decline and our business could be adversely affected.

Sales and marketing

      We sell our software through our direct sales force, resellers who package our software with their product suites and third-party systems integrators. While the majority of our sales are made by our direct sales force or through resellers, a number of our sales are the direct result of leads generated by strategic relationships with systems integrators. The sales cycle for our software typically ranges from 60 to 180 days. As of March 31, 2000, our sales and marketing group consisted of 112 professionals located in our headquarters in Fairfax, Virginia, and offices in San Francisco and Los Angeles, California; Englewood, Colorado; New York, New York; Plano, Texas; Alpharetta, Georgia; Columbus, Ohio; Chicago, Illinois; Wellesley Hills, Massachusetts; Hilversum, Netherlands; Frankfurt, Germany and Reading, United Kingdom. We plan to expand our sales and marketing group through aggressive recruitment of qualified individuals.

      Our sales strategy involves targeting entities we view to be critical e-commerce users, which are generally Global 2000 companies. Because we believe that our products can increase an enterprise’s return on investment, we direct our marketing efforts to officers and executives with responsibility for areas such as procurement and supply chain management, as well as chief information officers. In addition, we frequently participates in trade shows, seminars and conferences. We intend to leverage our existing customer relationships and strategic alliances to gain new customers through exposure of our software to the business partners of our customers, resellers and systems integrators, some of which, in turn, may purchase our software. We plan to continue conducting joint marketing and selling efforts, such as informational seminars and joint sales calls, with our customers. In the past, we have conducted such joint efforts with SAP AG, Ariba, Eastman Chemical and Dell Computer.

      We use a variety of marketing programs to build customer awareness of the company, our brand name and our software. We use a broad mix of programs to accomplish these goals, including market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements and Web site marketing.

Our marketing professionals also produce marketing materials to support sales to prospective customers that include brochures, data sheets, white papers, presentations and demonstrations.

Research and development

      We have made substantial investments in research and development, primarily through internal development. We believe that we have demonstrated significant innovations in our application of Java and XML technologies to the problems of B2Bi. While we evaluate externally-developed technologies for integration into our software, most enhancements to the software have been, and is expected to continue to be, developed internally. The majority of our research and development activity consists of developing new versions of and enhancements to the webMethods B2B software to better serve the needs of our customers. We originally introduced our webMethods B2B software in March 1998 and began shipping it in June 1998. A number of enhancements have been added in subsequent releases.

      As of March 31, 2000, we had 69 employees dedicated to research and development. Our research and development expenditures in the fiscal years 1998, 1999 and 2000 were approximately $569,000, $1,655,000 and $6,418,000, respectively. We expect to continue committing significant resources to research and development in the future.

      In addition to our proprietary research, we actively participate in a number of major XML-based standards initiatives and industry consortia and some non-XML-based B2B standards initiatives and consortia. We participate in the following B2B standards initiatives: Microsoft BizTalk (B2B e-commerce), Information & Content Exchange (content syndication), ACORD (insurance), OBI (B2B e-commerce), Commerce XML (procurement), FpML (financial derivatives), Directory Interoperability Forum (directories) and RosettaNet (information technology supply chain). We are also a member of the World Wide Web Consortium where we have participated in and contributed to several of the XML working groups. We have collaborated with Microsoft on new XML standards and technologies, such as the eXtensible Query Language, or XQL, for querying against data contained in XML documents.

Competition

      The market for B2Bi solutions is rapidly changing and intensely competitive and is likely to become more competitive as the number of entrants and new technologies increases. While none of our competitors or potential competitors currently produces a solution that is identical to our solution, we are subject to current or potential competition from large software vendors; B2B marketplaces that develop their own B2B integration solutions; certain EDI vendors; and vendors of proprietary EAI and application server products, such as Extricity, escrow.com, Citibank and Bluestone, who have added XML capabilities to their products. In addition, customers and other companies with whom we have strategic relationships may become competitors in the future.

      We believe that the principal competitive factors affecting our market include breadth and depth of solution, interoperability of solution with existing applications, a substantial base of customers and strategic alliances, core technology, product quality and performance, product features (including security), customer service, and speed and ease of deployment. We believe our solution currently competes favorably with respect to these factors. However, our market is relatively new and evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

      Some large potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do and may enter strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we do. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm its business, operating results and financial condition.

Intellectual property and other proprietary rights

      Our success is heavily dependent upon its proprietary technology, the webMethods brand name, and the goodwill associated with it. We rely primarily on a combination of copyright, trade secret, trademark and patent laws, confidentiality procedures, contractual provisions and other similar measures to protect its proprietary information and intellectual property rights. As part of its confidentiality procedures, we enter into non-disclosure agreements with certain of our employees, consultants, customers, prospective customers and companies with which we have strategic relationships. We also enter into license agreements with respect to our technology, documentation and other proprietary information. Such licenses are generally non-transferable, are renewable and have terms of two years for end-users and up to five years for original equipment manufacturers which integrate our technology into their products. A small number of the agreements we have entered into contain provisions that, under certain circumstances, would allow third parties to obtain the source code for our software.

      The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from the technology developed by us without paying for it. In addition, the steps we have taken to protect our proprietary rights and intellectual property may not be adequate to deter misappropriation. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use software or technology that we consider proprietary and third parties may attempt to develop similar technology independently.

      We currently hold a trademark registration in the United States for the webMethods name. We also have a pending application for the trademark registration of the B2B Integration Server name in the United States and have pending applications for the registration of the webMethods name in the European Union, Japan and Australia. In addition, we have two pending patent applications for technology related to webMethods B2B. It is possible that the patents, copyrights or trademarks held by us could be challenged and invalidated. In addition, existing patent, copyright and trademark laws afford only limited protections. Effective protection of intellectual property rights may be unavailable or limited in certain countries because the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Monitoring unauthorized use of patents and trademarks is difficult and expensive, particularly given the global nature and reach of the Internet. Furthermore, it is possible that our competitors will adopt similar product or service names, impeding its ability to protect its intellectual property and possibly leading to customer confusion. While we are not aware that any of our products, patents, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties, any infringement claims, with or without merit, brought by such third parties could be time-consuming and expensive to defend.

Employees

      As of March 31, 2000, we employed 276 full-time employees. These included 112 in sales and marketing, 63 in professional services and customer care, 69 in research and development and 32 in administration and finance. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, marketing and sales, and business development. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS RISK FACTORS

Risks Related To Our Business

      We are an early stage company, so we have only a limited operating history with which you can evaluate our business and prospects.

      We commenced operations in June 1996 and first shipped webMethods B2B in June 1998. Accordingly, we have only a limited operating history with which you can evaluate our business and our prospects. In addition, our prospects must be considered in light of the risks encountered by companies in the early stages of development in new and rapidly evolving markets, especially the business-to-business integration software market. Some of the risks we face include our ability to:

•	attract and retain a broad customer base;

•	negotiate and maintain favorable strategic relationships; and

•	plan and manage our growth effectively.

If we fail to manage these risks successfully, our business could be harmed.

      We expect to incur losses in the future.

      We have never been profitable. We have incurred net losses in every fiscal period since we began operations. For the year ended March 31, 2000, our net loss was approximately $10.4 million. For the fiscal year ended March 31, 1999, our net loss was approximately $3.3 million. As of March 31, 2000, our accumulated deficit was approximately $32 million. We expect to substantially increase our sales and marketing, research and development and general and administrative expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability in the future. We are not certain when we will become profitable, if ever. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability will materially and adversely affect the market price of our common stock.

      We have not been able to fund our operations from cash generated by our business, and we may not be able to do so in the future.

      We have principally financed our operations to date through the private placement of shares of our mandatorily redeemable, convertible preferred stock and bank borrowings. If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through equity or debt financings. Our inability to grow as planned may reduce our chances of achieving profitability, which, in turn, could have a material adverse effect on the market price of our common stock.

      Our quarterly financial results fluctuate and are difficult to predict and, if our future results are below the expectations of the public market analysts and investors, the price of our common stock may decline.

      Our quarterly revenue and results of operations are difficult to predict. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter-to-quarter. As a result, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The reasons for these fluctuations include, but are not limited to:

•	the amount and timing of operating costs relating to expansion of our business, operations and infrastructure;

•	the number and timing of new hires;

•	our utilization rate for our professional services personnel; and

•	changes in our pricing policies or our competitors’ pricing policies.

      We plan to significantly increase our operating expenses to expand our sales and marketing operations and fund greater levels of research and development. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

      Variations in our sales cycle could impact the timing of our revenue, causing our quarterly operating results to fluctuate.

      The period between our initial contact with a potential customer and the purchase of our software and services is often long and subject to delays associated with the budgeting, approval, and competitive evaluation processes which frequently accompany significant capital expenditures. A lengthy sales cycle may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. We believe that a customer’s decision to purchase our software and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources.

      We expect to depend on webMethods B2B for all of our revenue for the foreseeable future and if it does not achieve broad market acceptance, our revenue could decline.

      We currently derive all of our revenue from licensing our webMethods B2B software and providing related professional services, maintenance and support. We expect that we will continue to depend on webMethods B2B for our revenue for the foreseeable future. Consequently, a decline in the price of, or demand for, webMethods B2B, or its failure to achieve broad market acceptance, could seriously harm our business and results of operations.

      webMethods B2B is based in large part on XML, which has not yet achieved broad market acceptance and if broad market acceptance for XML does not develop, webMethods B2B may not achieve commercial acceptance.

      webMethods B2B is currently based in large part upon XML, or eXtensible Markup Language, an emerging standard for sharing data over the Internet. While we anticipate that XML will achieve broad market acceptance in the near future, it is possible that a competing standard perceived to be superior could replace XML, in which case the market may not accept an XML-based product. If a new standard were perceived to be superior, our software might not be compatible with the new standard or we might not be able to develop a product using this standard in a timely manner. Consequently, a failure of XML-based products to achieve broad market acceptance or the introduction of a competing standard perceived to be superior in the market could harm our business.

      If our strategic relationships terminate, we may lose important sales and marketing opportunities.

      We have established strategic relationships with B2B e-commerce marketplaces, resellers, enterprise application software providers, system integrators and other technology leaders. These relationships expose our software to many potential customers to which we may not otherwise have access. In addition, these relationships provide us with insights into new technology and with third-party service providers that our customers can use for implementation assistance. If our relationships with any of these organizations were terminated, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer.

      If our relationship with SAP AG terminates, our revenues may decline and we may lose important sales and marketing opportunities.

      In March 1999, we entered into a development partner agreement with SAP AG. The partnership was expanded in June 2000 when we signed an amendment to the development partner agreement under which we will be the supplier of enterprise application integration technology for SAP AG’s Business Connector. Our relationship with SAP AG provides us with an important endorsement of our software, will expose the capabilities of a restricted version of our webMethods B2B software to the SAP AG customer base and gives us the opportunity to license the fully featured version of our webMethods B2B software to its customer base. If our relationship with SAP AG terminates or weakens, our revenues may decline and our business could be adversely affected. Under the development partner agreement, we granted SAP AG a perpetual license to include a restricted version of webMethods B2B in its software. We cannot be certain that SAP AG’s interest in promoting our software to its customers will be consistent with our own. As a result, we cannot be certain that we will continue to have access to SAP AG’s customer base or that SAP AG customers will license additional software from us.

      SAP AG has become a significant customer, accounting for approximately 22% of our revenues for the fiscal year ended March 31, 2000 and 12% for the quarter ended March 31, 2000, as a result of the development partner agreement. Under the agreement, SAP AG agreed to pay a fixed fee payable in eleven quarterly installments beginning with the quarter ended June 30, 1999. This fee is, and may continue to be, a significant portion of our revenue if we are not able to expand our revenue base. SAP AG must pay this fee even if the agreement is terminated. In addition, we may receive revenue as a result of SAP AG customers that upgrade to an unrestricted version of webMethods B2B. Under the terms of the amendment, we have set up a formula to compensate SAP AG for sales referrals for our products. If SAP AG chooses not to renew the license agreement in order to receive access to the latest version of our software at the expiration of the development license agreement, our revenue may decline and our business could be adversely affected.

      If our customers do not renew their licenses, our revenue may decline.

      Although most enterprise software providers offer perpetual licenses with a single payment received at the time of the license grant, we typically license our webMethods B2B software on a two-year renewable basis. We first shipped webMethods B2B in June 1998 and, to date, none of our initial two-year licenses has reached its renewal date. If a significant portion of our customers were to elect not to renew their licenses for our software or were to seek perpetual licenses in the future, we would lose a recurring revenue stream on which we base our business model, which could cause our revenue to decline and harm our business, operating results and financial condition.

      We may not be able to increase market awareness and sales of our software if we do not expand our sales and distribution capabilities.

      We need to substantially expand our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our webMethods B2B software and the related services we offer. We have recently expanded our direct sales force and plan to hire additional sales personnel. webMethods B2B requires a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. New hires will require training and take time to achieve full productivity. Our competitors have attempted to hire our employees away from us and we expect that they will continue such attempts in the future. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts.

      Our operating results may decline and our customers may become dissatisfied if we do not expand our professional services organization or if we are unable to establish and maintain relationships with third-party implementation providers.

      We cannot be certain that we can attract or retain a sufficient number of highly qualified professional services personnel. Customers that license our software typically engage our professional services staff to assist with support, training, consulting and implementation. We believe that growth in our software sales depends on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. As a result, we plan to increase the number of our professional services personnel to meet these needs. New professional services personnel will require training and education and take time to reach full productivity. To meet our needs for professional services personnel, we also intend to use more costly third-party consultants to supplement our own professional services staff. Competition for qualified personnel is intense, particularly because we are in a new market and only a limited number of individuals have acquired the skills needed to provide the services our customers require. Additionally, we rely on third-party implementation providers for these services. Our business may be harmed if we are unable to establish and maintain relationships with third-party implementation providers.

      The business-to-business e-commerce industry is highly competitive and we may not be able to compete effectively.

      The market for B2B e-commerce solutions is rapidly changing and intensely competitive. We expect competition to intensify as the number of entrants and new technologies increases. We may not be able to compete successfully against current or future competitors. The competitive pressures facing us may harm our business, operating results and financial condition.

      Our current and potential competitors include, among others, large software vendors, companies and trading networks that develop their own business-to-business integration e-commerce solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration, or EAI, solutions and application server vendors who have added XML capabilities to their products. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Many of our competitors and potential competitors have more experience developing Internet-based software, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing software and future products and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share which in turn could harm our business, operating results and financial condition.

      We have experienced significant growth in our business in recent periods and we may not be able to manage our future growth successfully.

      Our ability to successfully offer software and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. The number of people we employ has grown and will continue to grow substantially. As of March 31, 2000, we had a total of 276 employees, an increase from 65 employees at March 31, 1999. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our business, operating results and financial condition.

      If our software contains defects, we could lose customers and revenue.

      Software as complex as ours often contains known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future and known errors considered minor by us may be considered serious by our customers. This could result in lost revenue or delays in customer acceptance and would be detrimental to our reputation, which could harm our business, operating results and financial condition.

      If we cannot develop our software in a timely and effective manner, our operating results could suffer.

      Because of the complexity of our software, internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. In addition, the reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software. We may not be able to successfully complete the development of currently planned or future enhancements in a timely and efficient manner. Any such failure or delay could harm our operating results.

      Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

      Our future success depends upon the continued service of our executive officers and other key personnel and none of our officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Phillip Merrick, our Chairman of the Board, President and Chief Executive Officer, would be particularly difficult to replace.

      If we cannot meet our future capital requirements, we may not be able to develop or enhance our products, take advantage of business opportunities and respond to competitive pressures.

      We currently anticipate that the net proceeds from this offering, together with our existing working capital immediately prior to this offering, will be sufficient to meet our anticipated working capital and capital expenditure requirements through at least the next twelve months. The time period for which we believe our capital is sufficient is an estimate; the actual time period may differ materially as a result of a number of factors, risks and uncertainties. We may need to raise additional funds in the future through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	develop new products or services; or

•	respond to competitive pressures.

      Additional financing we may need in the future may not be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, our business, operating results and financial condition could be harmed.

      We intend to continue expanding our international sales efforts but do not have substantial experience in international markets.

      We intend to expand our international sales efforts in the future. We have very limited experience in marketing, selling and supporting our software and services abroad. Expansion of our international operations requires a significant amount of attention from our management and substantial financial resources. If we are unable to continue to grow our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly:

•	unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

•	restrictions on repatriation of earnings;

•	differing intellectual property rights;

•	differing labor regulations;

•	changes in a specific country’s or region’s political or economic conditions;

•	greater difficulty in staffing and managing foreign operations; and

•	fluctuating currency exchange rates.

      If we are unable to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights.

      Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret, trademark and patent laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have two pending patent applications for technology related to our software, but we cannot assure you that these applications will be successful. A small number of our agreements with our customers and systems integrators contain provisions regarding the rights of third parties to obtain the source code for our software, which may limit our ability to protect our intellectual property rights in the future. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect our intellectual property rights.

      Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle.

      Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed if any of these events occurred.

      In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

      If we become subject to product liability claims, they could be time consuming and costly to defend.

      Since our customers use our software for mission critical applications such as Internet commerce, errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation.

Risks Relating To Our Industry

      Our market is subject to rapid technological change and our future success will depend on our ability to meet the changing needs of our industry.

      Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our software and services. We could incur substantial costs to modify our software, services or infrastructure in order to adapt to these changes. Our business could be harmed if we incur significant costs without adequate results, or if we are unable to adapt rapidly to these changes.

      Continued adoption of the Internet as a method of conducting business is necessary for our future growth.

      The market for Internet-based, business-to-business integration software is relatively new and is evolving rapidly. Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium for business-to-business commerce. The failure of the Internet to continue to develop as a commercial or business medium could harm our business, operating results and financial condition. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet.

      We depend on the speed and reliability of the Internet and our customers’ internal networks.

      The recent growth in Internet traffic has caused frequent periods of decreased performance. If Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, business-to-business e-commerce could grow more slowly or decline, which may reduce the demand for our software. The ability of our webMethods B2B software to satisfy our customers’ needs is ultimately limited by and depends upon the speed and reliability of both the Internet and our customers’ internal networks. Consequently, the emergence and growth of the market for our software depends upon improvements being made to the entire Internet as well as to our individual customers’ networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to utilize our solution will be hindered, and our business, operating results and financial condition may suffer.

      Increased security risks of online commerce may deter future use of our software and services.

      A fundamental requirement to conduct Internet-based, business-to-business e-commerce is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the security features contained in our software or the algorithms used by our customers and their business partners to protect content and transactions on Internet e-commerce marketplaces or proprietary information in our customers’ and their business partners’ databases. Anyone who is able to circumvent security measures could misappropriate proprietary, confidential customer information or cause interruptions in our customers’ and their business partners’ operations. Our customers and their business partners may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches, reducing their demand for our software. Further, a well-publicized compromise of security could deter businesses from using the Internet to conduct transactions that involve transmitting confidential information. The failure of the security features of our software to prevent security breaches, or well publicized security breaches affecting the Web in general, could significantly harm our business, operating results and financial condition.

      Internet-related laws could limit the market for our software.

      Regulation of the Internet is largely unsettled. The adoption of laws or regulations that increase the costs or administrative burdens of doing business using the Internet could cause companies to seek an alternative means of transacting business. If the adoption of new Internet laws or regulations causes companies to seek alternative methods for conducting business, the demand for our software could decrease and our business could be adversely affected.

Item 2.  PROPERTIES

Facilities

      Our principal administrative, sales, marketing and research and development facility is located in Fairfax, Virginia, and consists of approximately 64,725 square feet of office space held under a lease that expires in March 2005. In March 1999, we leased 4,000 square feet of office space in San Francisco, California, under a three-year lease expiring in February 2002. We also maintain offices for sales and support personnel in New York, New York; Los Angeles, California; Alpharetta, Georgia; Plano, Texas; Columbus, Ohio; Chicago, Illinois; Englewood, Colorado; Wellesley Hills, Massachusetts; Hilversum, The Netherlands; Frankfurt, Germany; and Reading, United Kingdom.

Item 3.  LEGAL PROCEEDINGS

      We are involved from time to time in routine litigation that arises in the ordinary course of our business, but are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Since February 11, 2000, webMethods’ Common Stock has been publicly traded on the Nasdaq National Market under the symbol “WEBM.” Prior to February 11, 2000, webMethods common stock was not publicly traded. The high and low sales prices of the Common Stock as reported by the Nasdaq National Market were:

	High	Low

Fourth quarter (from February 11, 2000)	$336.25	$165.00

Holders of Record

      As of March 31, 2000, there were 309 holders of record of webMethods’ Common Stock. The number of holders of record of Common Stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

Dividends

      The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      The information required by this section for the period ended February 11, 2000 is incorporated by reference to Item 15 of webMethods’ Registration Statement on Form S-1 (File No. 333-91039). In addition, on February 16, 2000, webMethods issued and sold an aggregate of 518,135 shares of common stock to a total of four investors for $33.78 or an aggregate of $17,502,600 in a private placement concurrent with the closing of its IPO.

      None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 promulgated under Section 3(b) thereof, pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the registrant, to information about the registrant.

Item 6.  SELECTED FINANCIAL DATA

      The following selected historical consolidated financial data for webMethods should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of webMethods, which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2000, 1999 and 1998 and the historical consolidated balance sheet data as of March 31, 2000 and 1999 are derived from the consolidated financial statements of webMethods, which have been audited by PricewaterhouseCoopers LLP, independent accountants for webMethods, and are included elsewhere in this report. The historical consolidated statement of operations data for the period from inception (June 12, 1996) through March 31, 1997 and the historical consolidated balance sheet data as of March 31, 1998 and 1997 are derived from consolidated financial statements of webMethods not contained in this Form 10-K. Historical results are not necessarily indicative of future results.

				Period from
				Inception
	Year Ended March 31,			(June 12, 1996)
				through
	2000	1999	1998	March 31, 1997

	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Revenue:

License	$15,495	$3,707	$99	$11

Professional services	5,177	582	57	—

Maintenance	2,330	173	10	1

Total revenue	23,002	4,462	166	12

Cost of revenue:

License	984	172	—	—

Professional services and maintenance(a)	7,717	482	—	—

Total cost of revenue	8,701	654	—	—

Gross profit	14,301	3,808	166	12

Operating expenses:

Sales and marketing(a)	20,366	4,551	697	123

Research and development(a)	6,419	1,655	569	94

General and administrative(a)	5,940	1,032	287	79

Amortization of deferred stock compensation	1,767	—	—	—

Write-off of intellectual property	—	—	—	150

Total operating expenses	34,492	7,238	1,553	446

Operating loss	(20,191)	(3,430)	(1,387)	(434)

Interest income, net	2,080	134	24	—

Loss before income taxes	(18,111)	(3,296)	(1,363)	(434)

Deferred tax provision	46	—	—	—

Net loss	(18,157)	(3,296)	(1,363)	(434)

Accretion and accrued dividends related to mandatorily redeemable preferred stock	(10,223)	(606)	(112)	—

Net loss attributable to common shareholders	$(28,380)	$(3,902)	$(1,475)	$(434)

Basic and diluted net loss per common share	$(3.00)	$(0.71)	$(0.24)	$(0.08)

Shares used in computing basic and diluted net loss per common share	9,448	5,527	6,269	5,519

(a)	For the year ended March 31, 2000, excludes non-cash stock compensation as described in the webMethods consolidated financial statements included elsewhere in this Form 10-K.

	As of March 31,

	2000	1999	1998	1997

	(in thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents	$156,778	$3,129	$2,375	$193

Working capital	154,261	3,715	2,204	96

Total assets	216,300	8,430	2,649	252

Long-term obligations, net of current portion	5,941	381	—	—

Mandatorily redeemable preferred stock	—	11,118	4,076	—

Total stockholders’ equity (deficit)	187,734	(5,574)	(1,741)	121

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of webMethods should be read in conjunction with “Selected Consolidated Financial Data,” contained in Item 6 and the Financial Statements contained in Item 8, and webMethods’ consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors,” in Item 1, and elsewhere in this report.

Overview

      We are a leading provider of infrastructure software and services for achieving business-to-business integration, or B2Bi. Our software, webMethods B2B, enables companies to work more closely with their customers, suppliers and other business partners through the real-time exchange of information and transactions over the Internet.

      webMethods was founded in June 1996. We have grown from 17 employees as of March 31, 1998 to 276 employees as of March 31, 2000. We shipped the first version of webMethods B2B in June 1998 and have released five subsequent versions of webMethods B2B, the most recent of which we began shipping in April 2000.

      Our revenue is derived from sales of licenses of our webMethods B2B software, professional services, and maintenance and support. We generally license our software on a two-year renewable basis, which includes maintenance and support for the term of the renewable license. Periodically, we license our software over a different renewable term or on a perpetual basis. License fees are generally billed upon shipment. Maintenance, which includes the right to receive product upgrades on a when-and-if available basis, is included in renewable licenses for the term of the license. Maintenance on perpetual licenses is generally billed annually in advance. We offer implementation and other professional services on a time and materials basis and training on a fixed fee basis. We began our international direct sales efforts in July 1999 and expect that our revenue from international licenses will grow as we expand our sales efforts abroad.

      We recognize revenue from the sale of software licenses upon shipment of our software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Historically, we have not experienced significant returns or exchanges of our software. We recognize software license revenue over the term of the license if the license requires us to deliver unspecified software during its term or if the license contains extended payment terms. Maintenance revenue is recognized ratably over the maintenance period as payment becomes due. The portion of revenue from the two-year renewable licenses that is allocated to maintenance and support is recognized over the term of the license. Payments received in advance of revenue recognition are recorded as deferred revenue. Professional services revenue is recognized as the service is performed.

      Our cost of license revenue primarily includes royalties to third parties for software used in its software and a provision for warranty obligations. Our cost of professional services and maintenance revenue includes salaries and related expenses for our professional services and technical support organizations, costs of third-party consultants we use to provide professional services to customers and an allocation of overhead and recruitment costs.

      Although revenue has consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products and to recruit and train personnel for our research and development, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of March 31, 2000, had an accumulated deficit of approximately $32.1 million. We believe our success depends on rapidly increasing our customer base, further developing the webMethods B2B software and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development, sales, marketing and professional services. As a result, we expect to continue to incur substantial operating losses for the foreseeable future.

      We had 276 full-time employees as of March 31, 2000, and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increase demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge management’s ability to hire, train, manage and retain our employees.

RECENT DEVELOPMENTS

Acquisition of Active Software, Inc.

      On May 20, 2000, we entered into an Agreement and Plan of Merger, along with Wolf Acquisition, Inc., a wholly owned subsidiary of ours, and Active Software, Inc. (“Active Software”), a publicly held software company based in Santa Clara, California that provides eBusiness infrastructure software. Subject to the terms and conditions of the Agreement and Plan of Merger, Wolf Acquisition will merge with and into Active Software, with Active Software surviving as a wholly owned subsidiary of webMethods. As more specifically set forth in the Agreement and Plan of Merger, which we filed with a Form 8-K on May 24, 2000, each issued and outstanding share of Active Software’s common stock, par value $0.001 per share, will be converted into 0.527 of a share of webMethods common stock, par value $0.01 per share. We will assume all outstanding options to purchase Active Software common stock, as well as the plans under which the options were granted. As of May 20, 2000, Active Software had 25,937,281 shares of its common stock issued and outstanding, and had granted options to purchase approximately 3.9 million shares of its common stock. We expect to account for the acquisition of Active Software as a pooling-of-interests transaction.

      The closing of the merger is subject to a number of conditions, including adoption of the merger agreement by the stockholders of Active Software and approval of the issuance of shares of webMethods common stock in connection with the merger by our stockholders.

Amendment to Development Partner Agreement with SAP AG

      In June 2000, we signed an amendment to the development partner agreement with SAP AG. The amendment expanded our relationship with SAP AG by making us the supplier of enterprise application integration technology for SAP AG’s Business Connector. In addition, we have set up a formula to compensate SAP AG for sales referrals for webMethods products. The amendment did not change the term of the original agreement, nor did it change the fixed fee payable under the terms of the original agreement.

Results of operations

      The following table sets forth our historical consolidated statement of operations data for each of the periods indicated as a percentage of total revenue.

				Period from
				Inception
				(June 12,
	Year Ended March 31,			1996)
				through
	2000	1999	1998	March 31, 1997

Percentage of Total Revenue:

Revenue:

License	67.4%	83.1%	59.6%	91.7%

Professional services	22.5	13.0	34.4	—

Maintenance	10.1	3.9	6.0	8.3

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:

License	4.3	3.9	—	—

Professional services and maintenance	33.5	10.8	—	—

Total cost of revenue	37.8	14.7	—	—

Gross profit	62.2	85.3	100.0	100.0

Operating expenses:

Sales and marketing	88.5	102.0	419.9	1,025.0

Research and development	27.9	37.1	342.8	783.4

General and administrative	25.8	23.1	172.9	658.3

Amortization of deferred stock compensation	7.7	—	—	—

Write-off of intellectual property	—	—	—	1,250.0

Total operating expenses	149.9	162.2	935.6	3,716.7

Operating loss	(87.7)	(76.9)	(835.6)	(3,616.7)

Interest income, net	9.0	3.0	14.5	—

Loss before income taxes	(78.7)	(73.9)	(821.1)	(3,616.7)

Deferred tax provision	0.2	—	—	—

Net loss	(78.9)%	(73.9)%	(821.1)%	(3,616.7)%

Year Ended March 31, 2000 compared to Year Ended March 31, 1999

Revenue

      Total revenue increased by approximately $18.5 million, or 416%, to $23.0 million for the year ended March 31, 2000 from $4.5 million for the year ended March 31, 1999. In March 1999, we agreed to license our webMethods B2B software to SAP AG to include in their software and to provide SAP AG with development services. For this license and these services, SAP AG agreed to pay to us a fixed license and development fee payable in eleven quarterly installments beginning with the quarter ended June 30, 1999. We are recognizing revenue under this contract as the payments become due in accordance with SOP 97-2. As a result, SAP AG accounted for approximately 22% of our revenues during the year ended March 31, 2000 and 12% for the quarter ended March 31, 2000.

      License. License revenue increased by approximately $11.8 million, or 318%, to $15.5 million for the year ended March 31, 2000 from $3.7 million for the year ended March 31, 1999. This increase is primarily attributable to an increase in sales to new and existing customers resulting from increased sales force headcount and a growing acceptance of our webMethods B2B software. License revenue from our relationship with SAP AG, which commenced in March 1999, accounted for approximately $3.7 million, or approximately 24%, of the total license revenue for the year ended March 31, 2000 and 15.9% for the quarter ended March 31, 2000.

      Professional Services. Professional services revenue increased by approximately $4.6 million, or 790%, to $5.2 million for the year ended March 31, 2000 from $582,000 for the year ended March 31, 1999. This increase is attributable to the increased licensing activity described above, which has resulted in increased customer implementation activity and follow-on professional services.

Professional services revenue attributable to the SAP AG relationship was approximately $625,000, or 12% of total professional service revenue for the year ended March 31, 2000 and 5.9% for the quarter ended March 31, 2000.

      Maintenance. Maintenance revenue increased by approximately $2.2 million, or 1,247%, to $2.3 million for the year ended March 31, 2000 from $173,000 for the year ended March 31, 1999. This increase is attributable to the increased licensing activity described above. Because a majority of the license contracts include post-contract maintenance and support, an increased level of license revenue results in an increased amount of maintenance revenue recognized ratably over the term of the maintenance agreement. Maintenance revenue attributable to the SAP AG relationship was approximately $553,000, or 24%, of total maintenance revenue for the year ended March 31, 2000 and 14.6% for the quarter ended March 31, 2000.

Cost of revenue

      License. Cost of license revenue increased by approximately $812,000, or 472%, to $984,000 for the year ended March 31, 2000 from $172,000 for the year ended March 31, 1999. This increase in the cost of licenses is primarily due to the write-off of $318,000 of prepaid third party software licensing fees and, to a lesser extent, to higher license fees paid to third party software developers and $205,000 related to the provision for warranty obligations. During the year ended March 31, 1999, we paid $590,000 to a third party for a 30-month license for two products to be embedded into our software product offerings. During the year ended March 31, 2000, we developed a solution to replace the functionality of one of the third party products. As a result, we wrote off $318,000, representing the unamortized portion of the third party product no longer being utilized in the product offering. Gross profit margin on license revenue decreased to 94% for the year ended March 31, 2000 compared to 95% for the year ended March 31, 1999. This decrease was primarily due to the expensing of $318,000 of third party software licensing fees in the year ended March 31, 2000.

      Professional Services and Maintenance. Cost of professional services and maintenance increased by approximately $7.2 million, or 1,501% to $7.7 million for the year ended March 31, 2000 from $482,000 for the year ended March 31, 2000. This increase is primarily attributable to increases in the number of professional service and technical support personnel, which increased to 59 people as of March 31, 2000 from 5 people as of March 31, 1999. In addition, subcontractor, travel, and recruiting expenses contributed to the increase in cost of professional services and maintenance for the year ended March 31, 2000. Gross profit margin on professional services and maintenance decreased to (3)% of professional services and maintenance revenue in the year ended March 31, 2000 compared to 36% for the year ended March 31, 1999.

Gross profit

      Gross profit increased by approximately $10.5 million, or 276%, to $14.3 million for the year ended March 31, 2000 from $3.8 million for the year ended March 31, 1999. The increase is attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance. The gross profit margin was 62% for the year ended March 31, 1999 down from 85.3% for the year ended March 31, 1999. The reduction in the gross profit margin is primarily attributable to the increased proportion of professional services revenue, which generates a lower margin than license revenue, during the year ended March 31, 2000. The gross profit margin for the year ended March 31,

2000 was also reduced due to the expensing of $318,000 of prepaid software licensing fees referred to above.

Operating expenses

      Sales and Marketing. Sales and marketing expenses increased by approximately $15.8 million, or 348%, to $20.4 million for the year ended March 31, 2000 from $4.6 million for the year ended March 31, 1999. The increase in sales and marketing expenses is primarily attributable to an increase in the number of sales and marketing employees and, to a lesser extent, increases in marketing programs. We believe that these expenses will continue to increase in absolute dollar amounts in future periods as it continues to expand its sales and marketing efforts.

      Research and Development. Research and development expenses increased by approximately $4.8 million, or 288%, to $6.4 million for the year ended March 31, 2000 from $1.7 million for the year ended March 31, 1999. The increase in research and development expenses is attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel and in third-party development costs. We believe that continued investment in research and development is critical to attaining its strategic objectives, and, as a result, expect research and development expenses to increase significantly in future periods.

      General and Administrative. General and administrative expenses increased by approximately $4.9 million, or 476%, to $5.9 million for the year ended March 31, 2000 from $1.0 million for the year ended March 31, 1999. This increase is primarily attributable to increases in the number of accounting and finance, human resources, and office administration personnel. In addition, professional service fees, corporate insurance and other general corporate costs increased to support organizational growth. We expect general and administrative costs to continue to increase in absolute dollars as we add personnel to support our expanding operations and incur additional costs related to the growth of our business.

      Amortization of Deferred Stock Compensation. Certain options granted during the year ended March 31, 2000 have been treated as compensatory because the estimated fair value for accounting purposes was greater than the exercise price as determined by our Board of Directors on the date of grant. The total deferred stock compensation associated with these options as of March 31, 2000 amounted to approximately $9.3 million, net of amortization. Of the total deferred stock compensation, approximately $1.8 million was amortized in the year ended March 31, 2000. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 48 months.

Interest income, net

      Interest income, net increased by approximately $1.9 million, or 1,451%, to $2.1 million for the year ended March 31, 2000 from $134,000 for the year ended March 31, 1999. This increase is attributable to increases in interest income that resulted from the approximately $169.4 million in net cash proceeds that we generated from the issuance of common stock in our initial public offering and the concurrent private placement in February 2000.

Fiscal Year Ended March 31, 1999 compared to Fiscal Year Ended March 31, 1998

Revenue

      Total revenue increased by approximately $4.3 million, or 2,588%, to $4.5 million in fiscal 1999, from $166,000 in fiscal 1998 as we first shipped webMethods B2B at the end of the first quarter of fiscal 1999. During fiscal 1999, two customers accounted for an aggregate of approximately 23% of our total revenue. Telstra accounted for approximately 13% and Object Design accounted for approximately 10% of total revenue. In fiscal 1998, Ericsson, Cisco Systems, JP Morgan and AnswerThink Consulting Group accounted for an aggregate of approximately 63% of our total revenue.

      License. License revenue increased by approximately $3.6 million, or 3,644%, to $3.7 million in fiscal 1999 from $99,000 in fiscal 1998. This increase is primarily attributable to the initial shipment of

webMethods B2B in June 1998, an increase in sales to customers resulting from increasing the sales force and a growing acceptance of our software.

      Professional Services. Professional services revenue increased approximately $525,000, or 921%, to $582,000 in fiscal 1999 from $57,000 in fiscal 1998. This increase is attributable to the increased license activity described above which resulted in customer implementation activity and follow-on professional services.

      Maintenance. Maintenance revenue increased by approximately $163,000, or 1,630%, to $173,000 in fiscal 1999 from $10,000 in fiscal 1998. This increase is attributable to the increased licensing activity described above.

Cost of revenue

      License. Cost of license revenue increased to $172,000 in fiscal 1999 from $0 in fiscal 1998. This increase in the cost of licenses is due to license fees paid to third party software developers for software included in our software and provisions for warranty obligations. Gross profit margin on license revenue decreased to 95% in fiscal 1999 compared to 100% in fiscal 1998. This decrease was attributable to fiscal 1999 costs associated with the above mentioned license fees and warranty obligations, neither of which were incurred in fiscal 1998.

      Professional Services and Maintenance. Cost of professional services and maintenance increased to $482,000 in fiscal 1999 from $0 in fiscal 1998. This increase is primarily attributable to increases in the number of professional service and technical support personnel, which increased to five people at March 31, 1999 from none at March 31, 1998. Gross profit margin on professional services and maintenance decreased to 36% of professional services and maintenance revenue in fiscal 1999 compared to 100% in fiscal 1998. The margin on professional services and maintenance declined due to the costs incurred in expanding the professional services and customer care organization.

Gross profit

      Gross profit increased by approximately $3.6 million, or 2,194%, to $3.8 million in fiscal 1999 from $166,000 in fiscal 1998. The increase is attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance. The gross profit margin was 85.3% for the year ended March 31, 1999, down from 100% for the year ended March 31, 1998. The reduction in the gross profit margin is attributable to the increased proportion of professional services revenue, which generates a lower margin than license revenue, during the year ended March 31, 1999.

Operating expenses

      Sales and Marketing. Sales and marketing expenses increased by approximately $3.9 million, or 553%, to $4.6 million in fiscal 1999 from $697,000 in fiscal 1998. The increase in the total amount of sales and marketing expenses is primarily attributable to an increase in the number of sales and marketing employees and, to a lesser extent, increases in marketing programs.

      Research and Development. Research and development expenses increased by approximately $1.1 million, or 191%, to $1.7 million in fiscal 1999 from $569,000 in fiscal 1998. The increase in the total amount of research and development expenses is attributable to increases in the number of software developers and pre-commercial release quality assurance and documentation personnel.

      General and Administrative. General and administrative expenses increased by approximately $745,000, or 260%, to $1.0 million in fiscal 1999 from $287,000 in fiscal 1998. This increase is primarily attributable to increases in the number of administrative and professional services personnel and other general corporate expenses as we grew from 17 employees as of March 31, 1998 to 65 employees as of March 31, 1999.

Interest income, net

      Interest income, net increased by approximately $110,000, or 458%, to $134,000 in fiscal 1999 from $24,000 in fiscal 1998. This increase is attributable to increases in interest income, which resulted from approximately $6.4 million in net cash proceeds we generated from the issuance of mandatorily redeemable, convertible preferred stock in September 1998.

Quarterly results of operations

      The following tables set forth consolidated statement of operations data for webMethods for each of the eight quarters ended March 31, 2000, as well as that data expressed as a percentage of the total revenue for the quarter presented. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained in Section 8 of this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information. You should read this information in conjunction with our annual audited consolidated financial statements and related notes appearing in Section 8 of this report. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2000	1999	1999	1999	1999	1998	1998	1998

	(in thousands)

Revenue:

License	$6,663	$3,959	$2,719	$2,154	$1,777	$1,064	$633	$233

Professional services	2,759	1,122	732	564	386	93	72	31

Maintenance	955	657	397	321	91	51	21	10

Total revenue	10,377	5,738	3,848	3,039	2,254	1,208	726	274

Cost of revenue:

License	334	245	324	81	98	53	14	7

Professional services and maintenance	4,282	2,101	894	440	233	177	43	29

Total cost of revenue	4,616	2,346	1,218	521	331	230	57	36

Gross profit	5,761	3,392	2,630	2,518	1,923	978	669	238

Operating expenses:

Sales and marketing	8,928	5,288	3,987	2,163	1,814	1,291	821	625

Research and development	2,461	1,736	1,561	661	579	458	361	257

General and administrative	2,167	1,692	1,392	689	496	222	175	139

Amortization of deferred stock compensation	1,386	381	—	—	—	—	—	—

Total operating expenses	14,942	9,097	6,940	3,513	2,889	1,971	1,357	1,021

Operating loss	(9,181)	(5,705)	(4,310)	(995)	(966)	(993)	(688)	(783)

Interest income, net	1,511	251	217	101	51	64	2	17

Loss before income taxes	$(7,670)	$(5,454)	$(4,093)	$(894)	$(915)	$(929)	$(686)	$(766)

Deferred tax provision	46	—	—	—	—	—	—	—

Net loss	$(7,716)	$(5,454)	$(4,093)	$(894)	$(915)	$(929)	$(686)	$(766)

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2000	1999	1999	1999	1999	1998	1998	1998

Revenue:

License	64.2%	69.0%	70.7%	70.9%	78.9%	88.1%	87.2%	85.0%

Professional services	26.6	19.6	19.0	18.6	17.1	7.7	9.9	11.3

Maintenance	9.2	11.4	10.3	10.5	4.0	4.2	2.9	3.7

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2000	1999	1999	1999	1999	1998	1998	1998

Cost of revenue:

License	3.2	4.3	8.5	2.7	4.3	4.4	2.0	2.5

Professional services and maintenance	41.3	36.6	23.2	14.4	10.4	14.6	5.9	10.6

Total cost of revenue	44.5	40.9	31.7	17.1	14.7	19.0	7.9	13.1

Gross profit	55.5	59.1	68.3	82.9	85.3	81.0	92.1	86.9

Operating expenses:

Sales and marketing	86.0	92.2	103.6	71.2	80.5	106.9	113.1	228.1

Research and development	23.7	30.2	40.6	21.8	25.7	37.9	49.7	93.8

General and administrative	20.9	29.5	36.1	22.6	22.0	18.4	24.1	50.7

Amortization of deferred stock compensation	13.4	6.6	—	—	—	—	—	—

Total operating expenses	144.0	158.5	180.3	115.6	128.2	163.2	186.9	372.6

Operating loss	(88.5)	(99.4)	(112.0)	(32.7)	(42.9)	(82.2)	(94.8)	(285.7)

Interest income, net	14.6	4.4	5.6	3.3	2.3	5.3	.3	6.2

Loss before income taxes	(73.9)%	(95.0)%	(106.4)%	(29.4)%	(40.6)%	(76.9)%	(94.5)%	(279.5)%

Deferred tax provision	.5	—	—	—	—	—	—	—

Net loss	(74.4)%	(95.0)%	(106.4)%	(29.4)%	(40.6)%	(76.9)%	(94.5)%	(279.5)%

      Our total revenue has increased in each quarter since it released webMethods B2B in June 1998. The quarterly increase is due to growth in the number of customers resulting from increased market awareness and acceptance of webMethods’ software, expansion of the company’s sales organization and an increase in professional services and maintenance revenue that reflects the growth in the installed base of product licenses.

      The cost of revenue has increased each quarter in conjunction with increases in total revenue. Cost of license revenue decreased during the quarter ended June 30, 1999 due to the modification of a third-party software license agreement, and increased in the quarter ended September 30, 1999 due to a write-off of $235,000 included in the previously mentioned $318,000 write-off of prepaid third-party software licensing fees. The contract modification in the quarter ended June 30, 1999 resulted in a prepaid fixed licensing fee that is being amortized over the estimated useful life of the license. The original licensing arrangement established a defined royalty to be paid based on the type and quantity of software licenses sold by us. Cost of professional services and maintenance increased due to the expansion of the professional services and customer care organizations and increased subcontractor costs.

      Operating expenses have generally increased in absolute dollars each quarter because of increased staffing in sales and marketing, research and development and general and administrative functions. In addition, sales and marketing expenses have increased due to increases in marketing programs, sales commissions, sales office expenses and expansion into Europe in June 1999. In addition to costs related to increased headcount, general and administrative expenses have increased due to increases in legal, accounting and other professional fees.

Provision for income taxes

      We recorded a provision for income taxes of $46,000 for the year ended March 31, 2000, which relates to the write-off of the deferred tax asset recorded in connection with the unrealized holding losses on marketable securities available for sale, no other provisions for income taxes has been recorded as we have incurred operating losses since inception. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

      As of March 31, 2000, we had net operating loss carry-forwards of approximately $12.1 million. These net operating loss carryforwards are available to reduce future taxable income and begin to expire in fiscal 2012. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

Liquidity and capital resources

      We have financed our operations through an initial public offering of our common stock which was completed on February 10, 2000, private sales of mandatorily redeemable, convertible preferred stock, resulting in net proceeds from inception to March 31, 2000, of approximately $38.7 million, and, to a lesser extent, through bank loans and equipment leases. As of March 31, 2000, we had approximately $156.8 million in cash and cash equivalents, approximately $8.3 million in short-term investments, approximately $32.6 million in long-term investments and approximately $154.3 million in working capital.

      Net cash used in operating activities was approximately $784,000 in fiscal 2000, approximately $4.0 million in fiscal 1999, approximately $1.3 million in fiscal 1998 and $221,000 in fiscal 1997. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, increases in accounts receivable offset in part by increases in accounts payable, accrued expenses and accrued compensation. In fiscal 1997, net cash flow from operating activities was also offset by the non-cash expense related to intellectual property. Net cash used in operating activities for the year ended March 31, 2000 reflects an increase of approximately $13.9 million of deferred revenue from customer payments that were not recognized as revenue.

      Net cash used in investing activities was approximately $43.8 million in fiscal 2000, approximately $1.9 million in fiscal 1999, $81,000 in fiscal 1998, $21,000 in fiscal 1997. Cash used in investing activities reflects purchases of property and equipment in each period, and purchases of marketable securities available for sale in fiscal 1999 and fiscal 2000. Capital expenditures were approximately $3.2 million in fiscal 2000, approximately $385,000 in fiscal 1999, approximately $81,000 in fiscal 1998 and approximately $21,000 in fiscal 1997. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans. We expect that our capital expenditures will continue to increase in the future. In connection with the relocation of corporate headquarters in March 2000, we incurred approximately $1.6 million in leasehold improvements and furniture and equipment purchases.

      Net cash from financing activities was approximately $198.2 million in fiscal 2000, approximately $6.7 million in fiscal 1999, approximately $3.6 million in fiscal 1998 and approximately $435,000 in 1997. These cash flows primarily reflect net cash proceeds from private sales of mandatorily redeemable, convertible preferred stock in fiscal 1999, fiscal 1998 and the year ended March 31, 2000. In addition, we received an additional $165 million in net proceeds from the issuance of common stock from our initial public offering in February 2000 and $17.5 million in proceeds from the sale of shares of common stock issued in a private transaction concurrent with the closing of our initial public offering. Cash from financing activities in fiscal 1997 primarily reflects net proceeds from private sales of common stock. We have an outstanding balance of $153,000 as of March 31, 2000 under a credit agreement. This loan bears interest at the bank’s prime rate plus 1.5% per annum and is secured by substantially all of our assets. In December 1999 we entered into a new revolving promissory note to borrow up to a maximum principal amount of $3,000,000 with a maturity date of December 2, 2000. Borrowings under this note are limited to a borrowing base of 75% of eligible accounts receivable. This note bears interest at the bank’s prime rate plus 1% per annum. As of March 31, 2000, we had not borrowed against this revolving promissory note. In connection with the revolving promissory note, we obtained a letter of credit totaling $750,000 which expires in June 2001 and relates to the new office lease.

      We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of its cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our existing working capital and our revolving promissory note will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recently Issued Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to conform with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000 and do not expect a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

      In June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, which delays the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. We have not entered into derivative contracts and do not have near term plans to enter into derivative contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on our financial statements.

      In March 2000, FASB issued Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures about Market Risk

      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

      Interest rate risk. We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2000, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to its whole portfolio of such investments at twelve months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with its UK, Netherland and German subsidiaries. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, guilders or deutsche mark against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

      Notwithstanding the foregoing, analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of our investments and accounts, the indirect effects of fluctuations in foreign currency could have a material adverse effect on our business, financial condition and results of operations. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect our business, financial condition results of operations and cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
webMethods, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of webMethods, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

May 1, 2000, except for
Note 17, as to which the
date is May 20, 2000

WEBMETHODS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,

	2000	1999

ASSETS

Current assets:

Cash and cash equivalents	$156,778,409	$3,128,500

Marketable securities available for sale	8,339,660	254,850

Accounts receivable, net of allowances of $801,000 and $117,000, respectively	6,782,822	2,497,589

Prepaid expenses and other current assets	4,984,428	339,838

Total current assets	176,885,319	6,220,777

Marketable securities available for sale	32,637,889	1,269,408

Property and equipment, net	3,746,783	398,403

Other assets	3,029,940	541,692

Total assets	$216,299,931	$8,430,280

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$2,041,323	$304,989

Accrued expenses	4,653,664	561,912

Accrued salaries and commissions	5,152,392	504,872

Deferred revenue	10,475,945	886,394

Current portion of capital lease obligations	148,026	—

Line of credit	153,054	247,275

Total current liabilities	22,624,404	2,505,442

Capital lease obligations, net of current portion	426,145	—

Long term deferred revenue	5,515,103	380,744

Total liabilities	28,565,652	2,886,186

Commitments and contingencies

Mandatorily redeemable preferred stock:

Convertible preferred stock, $0.01 par value, 650,477 shares authorized, issued and outstanding at March 31, 1999	—	11,117,728

Stockholders’ equity (deficit):

Common stock, $0.01 par value; 200,000,000 shares authorized; 32,386,987 and 5,850,879 shares issued and outstanding	323,869	58,509

Additional paid-in capital	228,908,883	—

Deferred stock compensation	(9,312,305)	—

Accumulated deficit	(32,095,877)	(5,630,943)

Accumulated other comprehensive loss	(90,291)	(1,200)

Total stockholders’ equity (deficit)	187,734,279	(5,573,634)

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$216,299,931	$8,430,280

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,

	2000	1999	1998

Revenue:

License	$15,495,446	$3,707,224	$98,483

Professional services	5,176,567	581,245	57,420

Maintenance	2,329,971	173,182	9,991

Total revenue	23,001,984	4,461,651	165,894

Cost of revenue:

License	983,451	172,020	—

Professional services and maintenance (exclusive of amortization of deferred stock compensation of $428,864 at March 31, 2000)	7,717,049	481,196	—

Total cost of revenue	8,700,500	653,216	—

Gross profit	14,301,484	3,808,435	165,894

Operating expenses:

Sales and marketing (exclusive of amortization of deferred stock compensation of $855,014 at March 31, 2000)	20,366,194	4,551,381	696,187

Research and development (exclusive of amortization of deferred stock compensation of $303,746 at March 31, 2000)	6,418,546	1,654,734	569,214

General and Administrative (exclusive of amortization of deferred stock compensation of $179,605 at March 31, 2000)	5,940,165	1,031,884	287,036

Amortization of deferred stock compensation	1,767,229	—	—

Total operating expenses	34,492,134	7,237,999	1,552,437

Operating loss	(20,190,650)	(3,429,564)	(1,386,543)

Interest income, net	2,079,807	133,288	23,869

Loss before income taxes	(18,110,843)	(3,296,276)	(1,362,674)

Deferred tax provision	(46,647)	—	—

Net loss	(18,157,490)	(3,296,276)	(1,362,674)

Accretion and accrued dividends related to mandatorily redeemable preferred stock	(10,222,510)	(605,453)	(112,792)

Net loss attributable to common shareholders	$(28,380,000)	$(3,901,729)	$(1,475,466)

Basic and diluted net loss per common share	$(3.00)	$(0.71)	$(0.24)

Shares used in computing basic and diluted net loss per common share	9,448,201	5,526,588	6,268,627

Comprehensive loss:

Net loss	$(18,157,490)	$(3,296,276)	$(1,362,674)

Other comprehensive loss:

Unrealized loss on securities available for sale	(74,679)	(1,200)	—

Foreign currency cumulative translation adjustment	(14,412)	—	—

Total comprehensive loss	$(18,246,581)	$(3,297,476)	$(1,362,674)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended March 31, 1998, 1999 and 2000

						Accumulated
	Common Stock		Additional			Other
			Paid	Deferred Stock	Accumulated	Comprehensive
	Shares	Amount	in Capital	Compensation	Deficit	Loss	Total

Balance, March 31, 1997	6,898,684	$68,987	$486,120	—	$(434,215)	—	$120,892

Exchange of common stock for Series A preferred stock	(1,446,355)	(14,464)	(371,891)	—	—	—	(386,355)

Accretion of preferred stock	—	—	(2,184)				(2,184)

Accrued dividends on preferred stock	—	—	(110,608)	—	—	—	(110,608)

Net loss	—	—	—	—	(1,362,674)	—	(1,362,674)

Balance, March 31, 1998	5,452,329	54,523	1,437	—	(1,796,889)	—	(1,740,929)

Stock options exercised	398,550	3,986	66,238	—	—	—	70,224

Accretion of preferred stock	—	—	(13,166)	—	—	—	(13,166)

Accrued dividends on preferred stock	—	—	(54,509)	—	(537,778)	—	(592,287)

Other comprehensive loss	—	—	—	—	—	(1,200)	(1,200)

Net loss	—	—	—	—	(3,296,276)	—	(3,296,276)

Balance, March 31, 1999	5,850,879	58,509	—	—	(5,630,943)	(1,200)	(5,573,634)

Stock options and warrants exercised	2,019,377	20,193	390,886	—	—	—	411,079

Fair value of options issued to non-employees	—	—	235,461	—	—	—	235,461

Deferred compensation related to stock option grants	—	—	11,079,534	(11,079,534)	—	—	—

Amortization of deferred stock compensation	—	—	—	1,767,229	—	—	1,767,229

Deemed dividend in connection with the beneficial conversion feature in Series E preferred stock	—	—	8,307,444	—	(8,307,444)	—	—

Accretion to redemption	—	—	(43,573)	—	—	—	(43,573)

Accrued dividends on preferred stock	—	—	(1,871,493)	—	—	—	(1,871,493)

Issuance of common stock pursuant to the initial public offering	4,715,000	47,150	164,977,850	—	—	—	165,025,000

Issuance of common stock pursuant to the concurrent private placement	518,058	5,181	17,494,819				17,500,000

Initial public offering and concurrent private placement issuance costs	—	—	(13,158,338)	—	—	—	(13,158,338)

Conversion of preferred stock to common stock	19,283,673	192,836	41,496,293	—	—	—	41,689,129

Other comprehensive loss		—	—			(89,091)	(89.091)

Net loss	—	—	—	—	(18,157,490)	—	(18,157,490)

Balance, March 31, 2000	32,386,987	$323,869	$228,908,883	$(9,312,305)	$(32,095,877)	$(90,291)	$187,734,279

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2000	1999	1998

Cash flows from operating activities:

Net loss	$(18,157,490)	$(3,296,276)	$(1,362,674)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	535,456	108,260	21,963

Provision for bad debts and returns	523,343	105,000	13,708

Provision for warranty	204,737	—	—

Provision for deferred income taxes	46,647	—	—

Expense related to fair value of options issued to non-employees	235,461	—	—

Amortization of deferred stock compensation	1,767,229	—	—

Loss on buyout of capital leases	—	10,226	—

Increase (decrease) in cash resulting from changes in assets and liabilities:

Accounts receivable	(4,842,125)	(2,557,575)	(95,205)

Prepaid expenses and other current assets	(4,662,799)	(290,770)	(36,402)

Other assets	(1,490,786)	(532,936)	(5,775)

Accounts payable	1,757,513	127,043	116,902

Accrued expenses	3,885,669	599,918	15,788

Accrued salaries and commissions	4,670,567	434,172	10,526

Deferred revenue	14,742,352	1,249,242	15,951

Net cash used in operating activities	(784,226)	(4,043,696)	(1,305,218)

Cash flows from investing activities:

Purchases of property and equipment	(3,200,304)	(384,949)	(81,293)

Net purchases of marketable securities available for sale	(39,578,582)	(1,525,458)	—

Purchase of other assets	(999,999)	—	—

Net cash used in investing activities	(43,778,885)	(1,910,407)	(81,293)

Cash flows from financing activities:

Payments on capital leases	(111,897)	(45,918)	(8,274)

Borrowings under line of credit	—	282,664	—

Repayments under line of credit	(94,221)	(35,389)	—

Proceeds from exercise of stock options	404,457	70,224	—

Proceeds from exercise of warrants	6,622	—	—

Proceeds from issuance of common stock	—	—	—

Proceeds from initial public offering	165,025,000	—	—

Proceeds from concurrent placement	17,500,000	—	—

Issuance costs related to common stock offering	(13,158,338)	—	—

Proceeds from issuance of preferred stock	28,852,174	6,499,996	3,615,000

Issuance costs related to preferred stock offerings	(195,839)	(63,545)	(38,324)

Net cash provided by financing activities	198,227,958	6,708,032	3,568,402

Effect of the exchange rate on cash	(14,938)	—	—

Net increase in cash and cash equivalents	153,649,909	753,929	2,181,891

Cash and cash equivalents at beginning of period	3,128,500	2,374,571	192,680

Cash and cash equivalents at end of period	$156,778,409	$3,128,500	$2,374,571

The accompanying notes are an integral part of these consolidated financial statements

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

      webMethods, Inc. (the Company) is a leading provider of infrastructure software and services for achieving business-to-business integration. The Company’s products enable companies to work more closely with their customers, suppliers and other business partners through the real-time exchange of information over the Internet and to complete transactions electronically. The Company was incorporated in Delaware on June 12, 1996 and changed its name from TransactNet, Inc. to webMethods, Inc. on January 21, 1997. During the fiscal year ended March 31, 2000, the company established wholly-owned subsidiaries: webMethods Germany GmbH, webMethods B.V., and webMethods UK Limited. These subsidiaries provide technical support, marketing and distribution support in their geographic regions.

      The Company’s operations are subject to certain risks and uncertainties, including, among others, rapid technological changes, success of the Company’s product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

2.  Summary of significant accounting policies

  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of webMethods, Inc. and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

  Fair value information

      The carrying amount of current assets and current liabilities approximates fair value because of the short maturity of these instruments. The carrying amount of the Company’s line of credit approximates market based on the floating interest rates.

  Cash and cash equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  Marketable securities

      The Company’s marketable securities consist of corporate bonds with maturities of less than two years. Securities are classified as available for sale since management intends to hold the securities for an indefinite period and may sell the securities prior to their maturity. The marketable securities are carried at aggregate fair value based generally on quoted market prices. Gains and losses are determined based on the specific identification method. Available for sale securities that are reasonably expected by management to be sold within one year from the balance sheet date are classified as current assets.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of significant accounting policies — (Continued)

  Property and equipment

      Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leased property or equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease. Repairs and maintenance are expensed as incurred. At the time of retirement or other disposal of property and equipment, the cost and related accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in operations.

  Software development costs

      Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete only after the majority of customer testing and customer feedback has been incorporated into product functionality. To date, the period between technological feasibility and general availability has been short, and thus all software development costs qualifying for capitalization are insignificant.

  Impairment of long-lived assets

      The Company periodically evaluates the recoverability of its long-lived assets. This evaluation consists of a comparison of the carrying value of the assets with the assets’ expected future cash flows, undiscounted and without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows, undiscounted and without interest charges, exceed the carrying value of the asset, no impairment is recognized. Impairment losses are measured as the difference between the carrying value of long-lived assets and their fair value, based on discounted future cash flows of the related asset.

  Income taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 2000 and 1999.

  Foreign Currency Translations

      The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of significant accounting policies — (Continued)

comprehensive income or loss, which is a separate component of stockholders’ equity (deficit). Foreign currency transaction gains or losses are included in the results of operations.

  Revenue recognition

      Revenue from the sale of software licenses is recognized upon shipment of product, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. The Company does not offer exchanges of its products and historically has not experienced significant returns. The Company recognizes software license revenue over the term of the license if the license requires delivery of unspecified products during its term. Revenue related to customer support agreements is deferred and recognized ratably over the term of the respective agreements. When the Company provides a software license and the related customer support arrangement for one bundled price, the fair value of the customer support, based on the price charged for that element separately, is deferred and recognized ratably over the term of the respective agreement. If the license agreement contains extended payment terms, revenue is recognized as the payments become due, assuming that all other revenue recognition criteria are met. Professional services revenue, which includes training and consulting, is recognized at the time the service is performed.

  Stock-based compensation

      The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period.

  Net loss per share

      Basic loss per share is computed based on the weighted average number of outstanding shares of common stock. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if stock options or warrants or convertible securities were exercised or converted into common stock. Diluted loss per share is the same as basic loss per share for all periods presented because the effects of such items were anti-dilutive given the Company’s losses.

  Segment reporting

      The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations. See Note 15 for required geographic segment information.

  Recent accounting pronouncements

      In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company is required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000 and does not expect a material effect on the Company’s financial position, results of operations or cash flows as a result of SAB 101.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of significant accounting policies — (Continued)

      In June 1999, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 137, which delays the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which will be effective for the Company’s fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into derivative contracts and does not have near term plans to enter into contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on the financial statements.

      In March 2000, FASB issued Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

3.  Related-party transactions

      An individual who is a director, corporate secretary and stockholder of the Company is associated with a law firm that has rendered various legal services for the Company. For the years ended March 31, 2000, 1999 and 1998, the Company has paid the firm approximately $909,000, $178,000, and $64,000 respectively. As of March 31, 2000 and 1999, the aggregate amount due for these services was approximately $249,000 and $137,000 respectively.

      For the year ended March 31, 2000 the Company has entered into certain contractual arrangements with several third parties that invested in the Company through the purchase of Series D and Series E mandatorily redeemable, cumulative, convertible preferred stock (see Note 12). Revenue generated from these related parties was $6,100,000 for the year ended March 31, 2000. Accounts receivable from these related parties as of March 31, 2000 was $241,000. Additionally, the Company paid $432,000 for services and equipment from related parties for the year ended March 31, 2000. Accounts payable to these related parties was $113,000 as of March 31, 2000.

4.  Concentrations of credit risk

      Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. Accounts receivable consists principally of amounts due from large, credit-worthy companies. The Company monitors the balances of individual accounts to assess any collectibility issues. The Company has not experienced significant losses related to receivables in the past.

      For the year ended March 31, 2000, one organization individually accounted for approximately 22% of total revenue, and one organization individually accounted for approximately 15% of accounts receivable as

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Concentrations of credit risk — (Continued)

of March 31, 2000. For the year ended March 31, 1999, two organizations individually accounted for approximately 13% and 10% of total revenue, and three organizations individually accounted for approximately 33%, 22% and 11% of accounts receivable as of March 31, 1999. For the year ended March 31, 1998, four organizations individually accounted for approximately 20%, 17%, 14% and 12% of total revenue.

5.  Marketable Securities

      The cost and estimated fair value of marketable securities, all of which are corporate bonds, by contractual maturity are as follows:

	March 31, 2000		March 31, 1999

	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$8,349,240	$8,339,660	$255,129	$254,850

Due after one year through two years	32,754,800	32,637,889	1,271,129	1,269,408

	$41,104,040	$40,977,549	$1,526,258	$1,524,258

      The gross unrealized holding losses were $126,491 and $2,000 for the years ended March 31, 2000 and 1999, respectively. There were no gross unrealized holding gains for the years ended March 31, 2000 and 1999. The unrealized holding losses have been included, net of the related tax effect, in accumulated other comprehensive loss which is a separate component of stockholders’ equity (deficit), net of the related tax effect.

6.  Property and equipment

      Property and equipment consisted of the following:

	March 31,

	2000	1999

Equipment	$1,396,809	$404,029

Software	1,250,999	88,219

Furniture	851,435	38,972

Leasehold improvements	899,387	1,470

	4,398,630	532,690

Accumulated depreciation and amortization	(651,847)	(134,287)

	$3,746,783	$398,403

      During the year ended March 31, 2000, the Company acquired certain equipment and software under capital leases. Included in equipment as of March 31, 2000 is $428,225 in assets under capital leases, and included in software as of March 31, 2000 is $257,843 in assets under capital leases. As of March 31, 2000, there was $90,440 of accumulated amortization under these capital leases.

7.  Income taxes

      The Company has recorded a provision for income taxes of $47,000 for the year ended March 31, 2000, which relates to the write-off of the deferred tax asset recorded in connection with the unrealized holding losses on marketable securities available for sale, no other provisions for income taxes has been recorded as the Company has incurred operating losses since its inception. Net operating loss carryforwards

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Income taxes — (Continued)

(NOLs) as of March 31, 2000 and 1999 are approximately $12,100,000 and $3,100,000 respectively, both of which begin to expire in 2012. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum rules could adversely affect the Company’s ability to utilize the NOLs. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of each temporary difference as of March 31, 2000 and 1999 is as follows:

	March 31,

	2000	1999

Net operating loss carryforwards	4,600,000	$1,203,000

Accrued expenses	3,543,000	425,000

Deferred revenue	—	121,000

Accounts receivable	218,000	25,000

Property and equipment	4,000	4,000

Research and development credit	171,000	104,000

Stock Option Compensation	252,000	—

Other	10,000	—

Valuation allowance	(8,798,000)	(1,882,000)

Net Deferred Tax Assets	$—	$—

      Though management believes that future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as the realizability of the deferred tax assets is not currently predictable.

      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:

	March 31,

	2000	1999	1998

U.S. Federal statutory rate	34.0%	34.0%	34.0%

State and local taxes, net of Federal income tax benefit	4.5	4.5	4.5

Change in valuation allowance	(38.1)	(40.2)	(40.7)

Change in research and development credit	0.4	2.4	2.2

Other	(0.8)	(0.7)	—

Provision for income taxes	—%	—%	—%

8.  Line of credit

      The Company has a loan agreement with a bank providing borrowings up to $500,000 for working capital purposes and equipment advances. The Company was able to borrow under this agreement through March 31, 1999, and the unpaid principal balance as of that date is payable in 36 equal monthly installments that commenced shortly thereafter. As of March 31, 2000 and 1999 the balance under this line was $153,054 and $247,275, respectively. Interest is payable at the bank’s prime rate plus 1.5% per annum. The line of credit is collateralized by substantially all of the Company’s assets. The related agreement contains restrictive covenants which require the Company to maintain, among other things, a

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Line of credit — (Continued)

ratio of quick assets to current liabilities, net of deferred revenue, of at least 2 to 1. The Company was in compliance with all covenants as of March 31, 2000 and 1999. Of the total line of credit amount, $200,000 has been designated for the issuance of letters of credit relating to an office lease agreement. On March 31, 1999, $100,000 in letters of credit were outstanding. The Company expects to repay all outstanding balances under this loan agreement within one year from the balance sheet date.

      In connection with this line of credit, the Company issued the bank options to purchase 46,788 shares of the Company’s common stock at approximately $0.27 per share. The fair value of these options was determined using the Black Scholes valuation model and was insignificant to the overall financial statements.

      In December 1999, the Company entered into a new revolving promissory note with the same bank to borrow up to a maximum principal amount of $3,000,000 with a maturity date of December 2, 2000. Borrowings under this note are limited to a borrowing base equal to 75% of eligible accounts receivable. Interest is payable on the unpaid principal balance at a rate of the bank’s prime rate plus 1% per annum. This note is collateralized by substantially all of the Company’s assets. The related agreement includes restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets to current liabilities, less deferred revenue of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be equal to or greater than total revenue for the immediately preceding fiscal quarter. As of March 31, 2000, the Company had not borrowed against this revolving promissory note. In connection with the revolving promissory note, the Company obtained a letter of credit totaling $750,000 related to a new office lease. The letter of credit expires in June 2001.

9.  Lease commitments

      In August 1999, the Company entered into an equipment line of credit with a leasing company for the purchase of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease, based on the 36 month treasury yield plus 547 basis points. Principal and interest is payable under each lease in 36 monthly installments. At expiration of the lease term, the lessee will have the option to purchase the equipment at fair market value not to exceed 10% of the original cost. This arrangement includes a restrictive covenant that requires the Company to maintain a minimum of $2,500,000 of cash and marketable securities. The Company was in compliance with this covenant as of March 31, 2000.

      The Company leases office space in various locations under operating leases expiring through fiscal 2002. Total rent expense was approximately $803,000, $153,000, and $48,000 for the years ended March 31, 2000, 1999 and 1998, respectively. In May 1999, the Company entered into a lease for office space in Virginia expiring in May 31, 2001. In December 1999, the Company entered into a new five year lease agreement for office space for the Company’s new headquarters in Virginia. The Company occupied the new facility in March 2000 and also turned its previous premises over to a sublessee through the end

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Lease commitments — (Continued)

of the lease term. Future minimum lease payments under the Company’s capital and operating leases, net of expected sublease income, are as follows:

	Operating	Capital

Years ending March 31,

2001	$2,133,049	$212,520

2002	1,726,455	265,173

2003	1,567,140	185,239

2004	1,567,140	—

2005	1,567,140	—

	$8,560,924	662,932

less amounts representing interest		(88,760)

		574,172

less current portion		(148,027)

capital lease obligation, net of current portion		$426,145

      During the year ended March 31, 1999, the Company issued a warrant to purchase 6,132 shares of the Company’s common stock at an exercise price of $1.08 per share to the landlord of one of their leased facilities. The fair value of this warrant on the grant date was determined using the Black-Scholes valuation model and was insignificant to the overall financial statements.

10.  Stockholders’ equity (deficit)

      The Company completed an initial public offering of 4,715,000 of its $.01 par value common stock, priced at $35.00 per share on February 10, 2000 (the IPO) including 615,000 shares sold in connection with the exercise of the underwriters’ over-allotment. Concurrent with the IPO, the Company sold an additional 518,058 shares of its common stock in a private placement transaction at a price per share equal to $33.78 (the IPO price less one-half of the underwriting discounts and commissions). In preparation for the IPO, on October 22, 1999, the board of directors and stockholders approved an increase in the number of authorized shares of common stock from 20,000,000 shares to 200,000,000 shares. On February 10, 2000 in connection with the IPO, the Company consummated a 1.533 for one stock split. All references to the number of shares authorized, issued and outstanding and per-share information for all periods presented have been adjusted to reflect the effects of the stock split and share authorization.

      On October 10, 1997, the Company’s Board of Directors approved a stock split in the form of a stock dividend at a rate of an additional 7.9 shares of common stock for each share of common stock outstanding as of October 10, 1997. On March 5, 1998, the Board approved a stock split in the form of a stock dividend at a rate of an additional 19 shares of common stock for each share of common stock outstanding as of March 5, 1998. All share and per share data in these financial statements have been retroactively restated to reflect the March 5, 1998 split and the October 10, 1997 split.

11.  Stock based compensation

  Stock incentive plan

      On November 1, 1996, the Company adopted the 1996 Stock Incentive Plan (the Plan). The Plan is administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the Plan and to determine the

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Stock based compensation — (Continued)

terms and option exercise prices of the stock options. At March 31, 2000, the Company had reserved 10,731,000 shares of the Company’s common stock for issuance upon the exercise of options granted under the Plan. At March 31, 2000, options to purchase 6,609,421 shares were outstanding and 1,725,114 shares were available for future grants.

      Qualified incentive stock options granted pursuant to the Plan have an exercise price equal to the fair value of the underlying common stock at the date of grant, vest at either the rate of 33.3% or 25% per year, beginning one year after the date of award, and have a term of ten years. Prior to the Company’s initial public offering, the Board of Directors determined the fair value of the underlying common stock on the date of grant based on contemporaneous sales of the Company’s preferred stock for cash to third party investors.

      The following table summarizes the Company’s activity for all of its stock option awards:

		Range of	Weighted average
	Stock options	exercise price	Exercise price

Outstanding March 31, 1997	693,376	$0.05— 0.27	$0.22

Granted	1,803,207	0.27	0.27

Exercised	—	—	—

Forfeited	(92,072)	0.27	0.27

Outstanding March 31, 1998	2,404,511	0.05— 0.27	0.25

Granted	3,902,264	0.11— 0.33	0.12

Exercised	(383,220)	0.11— 0.27	0.16

Cancelled	(2,062,376)	0.05— 0.27	0.25

Forfeited	(176,201)	0.11— 0.27	0.13

Outstanding March 31, 1999	3,684,978	0.11— 0.33	0.12

Granted	5,207,495	2.17— 35.00	7.91

Exercised	(2,013,245)	0.11— 6.06	0.20

Forfeited	(269,807)	0.11— 6.05	2.46

Outstanding March 31, 2000	6,609,421	$0.11—35.00	$6.14

      Certain options granted during the year ended March 31, 2000 resulted in deferred stock compensation as the estimated fair value (derived by reference to contemporaneous sales of convertible preferred stock) was greater than the exercise price on the date of grant. The total deferred stock compensation associated with these options was approximately $11.1 million. This amount is being amortized over the respective vesting periods of these options, ranging from three to four years. Approximately $1,767,000 was amortized during the year ended March 31, 2000.

      Included in the above table are options to purchase 46,788 shares of the Company’s common stock granted to the Company’s bank during the year ended March 31, 1998 (see Note 8) and options to purchase an aggregate of 45,990 shares of the Company’s common stock granted to three non-employees during the year ended March 31, 2000. The options granted to non-employees were granted in exchange for services provided. Options to purchase 15,330 of these shares have an exercise price of $2.17 per share and the options to purchase the remaining 30,660 shares have an exercise price of $2.88 per share. All of these options granted to non-employees were fully exercisable and non-forfeitable on September 30, 1999. These options were recorded at their aggregate fair value on September 30, 1999 of $235,461 and amortized over the terms of the respective consulting agreements. As of March 31, 2000, they have been fully amortized. The Company valued these options using the Black-Scholes valuation model with the

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Stock based compensation — (Continued)

following assumptions: Risk-free interest rate of 5.50%; expected life of 6 years; no anticipated dividends; expected volatility of 85%; and a fair market value of the underlying common stock on the date of grant equal to the exercise price.

      Options to purchase 367,318, 909,284, and 193,546 shares of the Company’s common stock were exercisable at March 31, 2000 and 1999, and 1998, respectively, at a weighted average exercise price of $0.94, $0.15, and $0.20, per share, respectively.

      Had compensation expense for the Plan been determined based on the fair value of the related options at the grant dates, consistent with SFAS No. 123, the Company’s net loss and net loss per share would have increased by the pro forma amounts indicated below:

	Year ended March 31,

	2000	1999	1998

Net loss attributable to common shareholders, as reported	$(28,380,000)	$(3,901,729)	$(1,475,466)

Net loss attributable to common shareholders, pro forma	(29,582,153)	(3,930,687)	(1,492,474)

Basic and diluted net loss per common share, as reported	(3.00)	(0.71)	(0.24)

Basic and diluted net loss per common share, pro forma	(3.13)	(0.71)	(0.24)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: Risk-free interest rates of 6.10%, 4.69%, and 5.50% for the years ended March 31, 2000, 1999 and 1998, respectively; expected volatility of 90%, 0% and 0% for the years ended March 31, 2000, 1999 and 1998, respectively; expected life of 4 years; and no anticipated dividends.

      The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2000, 1999 and 1998 was $3.97, $0.02, and $0.05, respectively.

  Employee Stock Purchase Plan

      In January 2000, the Board of Directors approved the Company’s 2000 Employee Stock Purchase Plan (the ESPP). The ESPP became effective upon the completion of the initial public offering on February 10, 2000. A total of 1,500,000 shares of common stock are initially available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining nine year term of the ESPP by 750,000 shares of common stock.

      The ESPP, which is intended to qualify under Section 423 of the IRS Code, will be implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, commencing on or about January 1 and July 1 of each year. Each offering period will consist of four consecutive purchase periods of approximately six months’ duration, and at the end of each offering period, an automatic purchase will be made for participants. The initial offering period commenced on February 10, 2000 and ends on December 31, 2001; the initial purchase period began on February 10, 2000 and ends on June 30, 2000. Participants generally may not purchase more than 1,000 shares on any purchase date or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Stock based compensation — (Continued)

      The purchase price per share will be 85% of the lower of (1) the fair market value of the Company’s common stock on the purchase date and (2) the fair market value of a share of the Company’s common stock on the last trading day before the offering date, or, in the case of the first offering period under the plan, the price at which one share of the Company’s common stock is offered to the public in the Company’s initial public offering.

12.  Mandatorily redeemable, convertible preferred stock

      On October 23, 1997, the Company entered into a Share Exchange Agreement whereby certain stockholders of the Company exchanged an aggregate of 1,446,355 shares of common stock for 47,174 shares of mandatorily redeemable, convertible Series A Preferred Stock. Each share of Series A Preferred Stock had cumulative dividends at a rate equal to 8% per annum payable on a liquidation value of $8.19 per share, as adjusted for stock splits, stock dividends, stock combinations and recapitalizations.

      Also on October 23, 1997, the Board of Directors authorized the issuance of up to 180,750 shares of mandatorily redeemable, convertible Series B Preferred Stock at a purchase price of $20.00 per share. The Company issued 180,750 shares of Series B Preferred Stock for gross proceeds to the Company of $3,615,000 and incurred $38,324 in direct issuance costs. Each share of Series B Preferred Stock had cumulative dividends at a rate equal to 8% per annum payable on a liquidation value of $20 per share, as adjusted for stock splits, stock dividends, stock combinations and recapitalizations.

      On September 16, 1998, the Board of Directors authorized the issuance of up to 195,783 shares of mandatorily redeemable, convertible Series C Preferred Stock at a purchase price of $33.20. The Company issued 195,783 shares of Series C Preferred Stock for gross proceeds of $6,499,996 and incurred $63,545 in direct issuance costs. Each share of Series C Preferred Stock had cumulative dividends at a rate equal to 8% per annum payable on a liquidation value of $33.20 per share, as adjusted for stock splits, stock dividends, stock combinations and recapitalizations.

      On March 17, 1999, the Board of Directors authorized the issuance of up to 158,000 shares of mandatorily redeemable, convertible Series D Preferred Stock and on May 12, 1999, the Company issued 134,075 shares of Series D Preferred Stock for gross proceeds of $11,852,230 and incurred $119,370 in direct issuance costs. Each share of Series D Preferred Stock had cumulative dividends at a rate equal to 8% per annum payable on a liquidation value of $88.40 per share, as adjusted for stock splits, stock dividends, stock combinations and recapitalizations. One of the investors in the round of mandatorily redeemable, convertible Series D Preferred Stock had the right to purchase the number of common shares equal to $2.5 million at the initial public offering price per share less one-half of the underwriting discount and commission, concurrent with an underwritten initial public offering. Such right was exercised in connection with the concurrent private placement.

      On November 4, 1999, the Company authorized the issuance of up to 68,770 shares of mandatorily redeemable, convertible Series E Preferred Stock for gross proceeds of $16,999,944 and incurred $76,469 in direct issuance costs. Each share of Series E Preferred Stock had cumulative dividends at a rate equal to 8% per annum payable on a liquidation value of $247.20 per share, as adjusted for stock splits, stock dividends, stock combinations and recapitalizations.

      Based on the short period of time elapsed between the issuance of the Series E Preferred Stock on November 4, 1999 and the initial filing of the Company’s Registration Statement on Form S-1 on November 19, 1999, the Company had recorded a deemed dividend of $8.3 million. The deemed dividend has been included in the accretion and accrued dividends related to mandatorily redeemable preferred stock for purposes of determining basic and diluted net loss per common share.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Mandatorily redeemable, convertible preferred stock — (Continued)

      Each outstanding share of Series A, Series B, Series C, Series D and Series E Preferred Stock was automatically converted into 30.66 shares of the Company’s common stock immediately upon the closing of the initial public offering. In addition, at the time of the initial public offering common stock was issued for accrued and unpaid dividends based on the $35.00 fair market value of the stock at the time of the offering .

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Mandatorily redeemable, convertible preferred stock — (Continued)

      The mandatorily redeemable, convertible Series A, Series B, Series C, Series D and Series E Preferred Stock activity is summarized as follows:

	Series A		Series B		Series C		Series D		Series E

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares

Balance, June 12, 1996	—	$—	—	$—	—	$—	—	$—	—

Balance, March 31, 1997.	—	—	—	—	—	—	—	—	—
Exchange of common Stock for Series A

Preferred stock	47,174	386,355	—	—	—	—	—	—	—
Sale of Series B

Preferred stock, Net of issuance Costs of $38,324	—	—	180,750	3,576,676	—	—	—	—	—

Accretion to Redemption price	—	—	—	2,184	—	—	—	—	—

Accrued dividends	—	14,736	—	95,872	—	—	—	—	—

Balance, March 31, 1998	47,174	401,091	180,750	3,674,732	—	—	—	—	—

Sale of Series C preferred stock, net of issuance costs of $63,545	—	—	—	—	195,783	6,436,451	—	—	—

Accretion to redemption price	—	—	—	6,589	—	6,577	—	—	—

Accrued dividends	—	33,828	—	289,200	—	269,260	—	—	—

Balance, March 31, 1999	47,174	434,919	180,750	3,970,521	195,783	6,712,288	—	—	—

Sale of Series D preferred stock, net of issuance costs of $119,370.	—	—	—	—	—	—	134,075	11,732,860

Sale of Series E preferred stock, net of issuance costs of $76,469									68,770

Accretion to redemption price	—	—	—	5,827	—	11,225	—	20,982

Accrued dividends	—	29,655	—	256,844	—	461,822	—	732,989

Conversion to common stock	(47,174)	(464,574)	(180,750)	(4,233,192)	(195,783)	(7,185,335)	(134,075)	(12,486,831)	(68,770)

Balance, March 31, 2000	—	$—	—	$—	—	$—	—	$—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

Series E

Amount

Balance, June 12, 1996	$—

Balance, March 31, 1997.
Exchange of common Stock for Series A

Preferred stock	—
Sale of Series B

Preferred stock, Net of issuance Costs of $38,324	—

Accretion to Redemption price

Accrued dividends	—

Balance, March 31, 1998	—

Sale of Series C preferred stock, net of issuance costs of $63,545	—

Accretion to redemption price	—

Accrued dividends	—

Balance, March 31, 1999	—

Sale of Series D preferred stock, net of issuance costs of $119,370.

Sale of Series E preferred stock, net of issuance costs of $76,469	16,923,475

Accretion to redemption price	5,539

Accrued dividends	390,183

Conversion to common stock	(17,319,197)

Balance, March 31, 2000	$—

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Employee benefit plan

      As of April 1, 1997, the Company adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required Company matching contributions. The plan provides for discretionary contributions by the Company. The Company made no contributions during the years ended March 31, 2000, 1999 and 1998.

14.  Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2000	1999

	(unaudited)

Cash paid during the period for interest	$26,689	$15,651

Non-cash investing and financing activities:

Accrual of preferred stock dividends	$1,871,493	$592,287

Preferred stock accretion	$43,573	$13,166

Equipment purchased under capital lease	$686,068	$—

Conversion of preferred stock to common stock	$41,689,129	$—

Deemed discount in connection with the beneficial conversion feature on Series E preferred stock	$8,307,444	$—

Change in net unrealized loss of marketable securities	$126,941	$2,000

Fair value of options issued to non-employees	$235,461	$—

15.  Segment Information

      The Company markets it products in the United States and in foreign countries. Information regarding geographic areas for the years ended March 31, 2000, 1999 and 1998 are as follow:

	Year Ended March 31,

Revenues	2000	1999	1998

North America	$21,962,484	$4,461,651	$165,894

Europe	1,039,500	—	—

Total	$23,001,984	$4,461,651	$165,894

	March 31,

Long Lived Assets	2000	1999

North America	$6,634,911	$940,095

Europe	141,812	—

Total	$6,776,723	$940,095

17.  Subsequent Events

      On May 20, 2000, the Company entered into a plan of merger, by and among the Company, Wolf Acquisition, Inc., a Delaware corporation that is a wholly owned subsidiary of the Company, and Active Software, Inc., (“Active Software”). Subject to the terms and conditions of the merger agreement, the Company will merge with Active Software, and Active Software will become a wholly owned subsidiary of

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Subsequent Events — (Continued)

the Company. Per the merger agreement, each issued and outstanding share of Active Software common stock, will be converted into 0.527 fully paid and non-assessable shares of the Company’s common stock. All outstanding options to purchase Active Software common stock, as well as the plans under which the options were granted, will be assumed by the Company.

      The merger is intended to be treated as a tax-free reorganization for federal income tax purposes and to be accounted for using the pooling-of-interests method.

      The closing of the merger is subject to a number of conditions, including adoption of the merger agreement by the stockholders of Active Software, approval of the issuance of the shares of the Company’s common stock pursuant to the merger by the stockholders of the Company and expiration of applicable waiting periods or obtaining approvals under the Hart-Scott-Rodino Antitrust Improvements Act.

      In addition, the Company and Active Software have also entered into a Strategic Relationship Agreement dated May 20, 2000, pursuant to which Active Software grants to the Company the right to use, reproduce, and distribute Active Software’s technology.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      Not applicable.

PART III

      The following information contained in the definitive joint proxy statement/ prospectus for the annual meeting of stockholders is incorporated by reference into this Form 10-K Annual Report:

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers will be set forth in the joint proxy statement/ prospectus for the annual meeting of stockholders and is incorporated into this document by reference.

Item 11.  Executive Compensation

      Information regarding executive compensation will be set forth in the joint proxy statement/ prospectus for the annual meeting of stockholders and is incorporated into this document by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management will be set forth in the joint proxy statement/ prospectus for the annual meeting of stockholders and is incorporated into this document by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions will be set forth in the joint proxy statement/ prospectus for the annual meeting of stockholders and is incorporated into this document by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

1.	Consolidated Financial Statements included in Item 8 of this document
2.	The following exhibits are incorporated by reference to webMethods Registration Statement on Form S-1, as amended (File No. 333-91039):

Exhibit
No.	Description

3.2	Fifth Amended and Restated Certificate of Incorporation of webMethods.
3.4	Amended and Restated Bylaws of webMethods.
3.5	Stock Option Plan.
4.1	Second Amended and Restated Investor Rights Agreement.
10.1	Indemnification Agreement entered into between the registrant and each of its directors.
10.2*	SAP Development Partner Software License and Distribution Agreement dated March 31, 1999
21	Subsidiaries

*	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

           3.  Consent of Independent Accountants.

           4.  Power of Attorney (included on signature page to this report).

           5.  Financial Data Schedule

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 29th day of June, 2000.

WEBMETHODS, INC.

By:	/s/ PHILLIP MERRICK

Phillip Merrick
Chairman of the Board, President and
Chief Executive Officer

      We, the undersigned officers and directors of webMethods, Inc., hereby severally constitute and appoint Phillip Merrick and Mary Dridi, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full power to them, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable webMethods, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and call requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ PHILLIP MERRICK Phillip Merrick	Chairman of the Board, President and Chief Executive Officer	June 29, 2000
/s/ MARY DRIDI Mary Dridi	Chief Financial Officer and Treasurer	June 29, 2000
/s/ ROBERT E. COOK Robert E. Cook	Director	June 29, 2000
/s/ CHASE BAILEY Chase Bailey	Director	June 29, 2000
/s/ GENE RIECHERS Gene Riechers	Director	June 29, 2000
/s/ JACK L. LEWIS Jack L. Lewis	Director	June 29, 2000
/s/ MICHAEL J. LEVINTHAL Michael J. Levinthal	Director	June 29, 2000
/s/ ROBERT T. VASAN Robert T. Vasan	Director	June 29, 2000
/s/ DENNIS H. JONES Dennis H. Jones	Director	June 29, 2000

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Fifth Amended and Restated Certificate of Incorporation of webMethods
3.2*	Amended and Restated Bylaws of webMethods
3.5***	Stock Option Plan
4.1**	Second Amended and Restated Investor Rights Agreement
10.1**	Indemnification Agreement entered into between webMethods and each of its directors
10.2***†	SAP Development Partner Software License and Distribution Agreement dated March 31, 1999
21*	Subsidiaries
23	Consent of Independent Accountants
24	Power of Attorney (included on page 60 of this report)
27	Financial Data Schedule

*	Incorporated by reference to registrant’s registration statement on Form S-1, as amended (File No. 333-91309) http://www.sec.gov/ Archives/edgar/data/1035096/0000950133-99-003716.txt

**	Incorporated by reference to registrant’s registration statement on Form S-1, as amended (File No. 333-91309) http://www.sec.gov/ Archives/edgar/data/1035096/0000950133-99-003861.txt

***	Incorporated by reference to registrant’s registration statement on Form S-1, as amended (File No. 333-91309) http://www.sec.gov/ Archives/edgar/data/1035096/0000950133-00-000146.txt

†	The Commission has granted confidential treatment to certain portions of this exhibit. Such portions have been omitted and filed separately with the Commission.