Form 10-Q
period 2000-06-30
WEBMETHODS INC
filed 2000-08-14
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15681

webMethods, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1807654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3930 Pender Drive, Fairfax, Virginia	22030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (703) 460-2500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

      As of July 31, 2000, 32,699,384 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

WEBMETHODS, INC.

QUARTERLY REPORT ON FORM 10-Q

for the three months ended June 30, 2000

TABLE OF CONTENTS

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2000 (unaudited) and 1999 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2000 (unaudited) and 1999 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Part II	Other Information
Signatures
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I  FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2000	2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$129,635,628	$156,778,409

Marketable securities available for sale	23,676,436	8,339,660

Accounts receivable, net of allowances of $842,000 and $801,000, respectively	8,618,779	6,782,822

Prepaid expenses and other current assets	7,949,655	4,984,428

Total current assets	169,880,498	176,885,319

Marketable securities available for sale	42,839,916	32,637,889

Property and equipment, net	4,421,442	3,746,783

Other assets	7,997,668	3,029,940

Total assets	$225,139,524	$216,299,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,614,855	$2,041,323

Accrued expenses	6,285,666	4,653,664

Accrued salaries and commissions	3,746,680	5,152,392

Deferred revenue	18,945,342	10,475,945

Current portion of capital lease obligations	478,613	148,026

Line of credit	132,295	153,054

Total current liabilities	32,203,451	22,624,404

Long term deferred revenue	8,034,576	5,515,103

Capital lease obligations, net of current portion and other	943,584	426,145

Total liabilities	41,181,611	28,565,652

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value; 200,000,000 shares authorized; 32,595,972 and; 32,386,987 shares issued and outstanding	325,960	323,869

Additional paid-in capital	230,204,576	228,908,883

Deferred stock compensation	(7,809,563)	(9,312,305)

Accumulated deficit	(38,708,858)	(32,095,877)

Accumulated other comprehensive loss	(54,202)	(90,291)

Total stockholders’ equity	183,957,913	187,734,279

Total liabilities and stockholders’ equity	$225,139,524	$216,299,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,

	2000	1999

Revenue:

License	$9,683,119	$2,154,378

Professional services	4,317,097	564,097

Maintenance	1,556,364	320,801

Total revenue	15,556,580	3,039,276

Cost of revenue:

License	277,239	81,322

Professional services and maintenance (exclusive of amortization of deferred stock compensation of $353,909 for the three months ended June 30, 2000)	5,918,911	439,857

Total cost of revenue	6,196,150	521,179

Gross profit	9,360,430	2,518,097

Operating expenses:

Sales and marketing (exclusive of amortization of deferred stock compensation of $788,566 for the three months ended June 30, 2000)	10,849,610	2,162,640

Research and development (exclusive of amortization of deferred stock compensation of $240,096 for the three months ended June 30, 2000)	3,981,628	661,454

General and administrative (exclusive of amortization of deferred stock compensation of $120,171 for the three months ended June 30, 2000)	2,563,355	688,871

Amortization of deferred stock compensation	1,502,742	—

Total operating expenses	18,897,335	3,512,965

Operating loss	(9,536,905)	(994,868)

Interest income, net	2,923,924	101,233

Net loss	(6,612,981)	(893,635)

Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	(349,115)

Net loss attributable to common shareholders	$(6,612,981)	$(1,242,750)

Basic and diluted net loss per common share	$(.20)	$(.21)

Shares used in computing basic and diluted net loss per common share	32,478,102	5,866,487

Comprehensive loss:

Net loss	$(6,612,981)	$(893,635)

Other comprehensive loss:

Unrealized loss on securities available for sale	(21,664)	(1,740)

Foreign currency cumulative translation adjustment	57,753	—

Total comprehensive loss	$(6,576,892)	$(895,375)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,

	2000	1999

Cash flows from operating activities:

Net loss	$(6,612,981)	$(893,635)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	321,422	55,554

Provision for bad debts and returns	367,000	100,000

Provision for warranty	87,919	50,000

Amortization of deferred stock compensation	1,502,742	—

Increase (decrease) in cash resulting from changes in assets and liabilities:

Change in working capital	4,170,329	741,746

Long term deferred revenue	2,519,473	540,080

Net cash provided by operating activities	2,355,904	593,745

Cash flows from investing activities:

Purchases of property and equipment	(121,249)	(229,053)

Purchases of marketable securities available for sale	(25,538,803)	(14,084,511)

Purchase of other assets	(5,000,003)	—

Net cash used in investing activities	(30,660,055)	(14,313,564)

Cash flows from financing activities:

Payments on capital leases	(70,092)	—

Repayments under line of credit	(20,759)	(23,555)

Proceeds from exercise of stock options	141,460	4,239

Proceeds from ESPP issuance	1,156,323	—

Net proceeds from issuance of preferred stock	—	11,740,026

Net cash provided by financing activities	1,206,932	11,720,710

Effect of exchange rate changes on cash	(45,562)	—

Net decrease in cash and cash equivalents	(27,142,781)	(1,999,109)

Cash and cash equivalents at beginning of period	156,778,409	3,128,500

Cash and cash equivalents at end of period	$129,635,628	$1,129,391

The accompanying notes are an integral part of these condensed consolidated financial statements

WEBMETHODS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the Company) reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

      The results of the interim periods presented are not necessarily indicative of the results for the year. The Company’s interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2000, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Recent accounting pronouncements

      In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 6, 1999 and March 15, 2000. Subsequently the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect a material effect on the Company’s financial position, results of operations or cash flows as a result of SAB 101.

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

      In March 2000, FASB issued Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on financial position or results of operations.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Segment Information

      The Company markets it products in the United States and in foreign countries. Information regarding geographic areas for the three months ended June 30, 2000 and 1999 and as of June 30, 2000 and March 31, 2000 are as follows:

	Three Months Ended June 30,

Revenues	2000	1999

North America	$14,308,613	$3,039,276

Europe	1,247,967	—

Total	$15,556,580	$3,039,276

	June 30,	March 31,
Long Lived Assets	2000	2000

North America	$12,252,677	$6,634,911

Europe	156,423	141,812

Asia Pacific	10,010	—

Total	$12,419,110	$6,776,723

4.  Subsequent Events

      On May 20, 2000, the Company entered into a plan of merger with Active Software, Inc., (“Active Software”). Subject to the terms and conditions of the merger agreement, the Company will merge with Active Software, and Active Software will become a wholly owned subsidiary of the Company. Per the merger agreement, each issued and outstanding share of Active Software common stock, will be converted into 0.527 fully paid and non-assessable shares of the Company’s common stock. All outstanding options to purchase Active Software common stock, as well as the plans under which the options were granted, will be assumed by the Company.

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

      In addition, the Company and Active Software have also entered into a Strategic Relationship Agreement dated May 20, 2000, whereby Active Software grants to the Company the right to use, reproduce, and distribute Active Software’s technology.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K as filed with the SEC on June 29, 2000.

      Certain information contained herein should be considered “forward-looking information,” which is subject to a number of substantial risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates,” “believes,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “should,” “will,” and “would” and other forms of these words or similar words are intended to identify forward-looking information. Such forward-looking statements are made only as of the date of this report. The Company’s actual results could differ materially from those contained in forward-looking statements. Important factors known to the Company that could cause such material differences are discussed under the caption “Risk Factors” in the above-mentioned Form 10-K filing. The Company undertakes no obligations to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

Overview

      We are a leading provider of infrastructure software and services for achieving business-to-business integration, or B2Bi. Our software, webMethods B2B, enables companies to work more closely with their customers, suppliers and other business partners through the real-time exchange of information and transactions over the Internet.

      webMethods was founded in June 1996. We have grown from 17 employees as of March 31, 1998 to 320 employees as of June 30, 2000. We shipped the first version of webMethods B2B in June 1998 and have released five subsequent versions of webMethods B2B, the most recent of which we began shipping in April 2000.

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

      We recognize revenue from the sale of software licenses upon shipment of our software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Historically, we have not experienced significant returns or exchanges of our software. We recognize software license revenue over the term of the license if the license requires us to deliver unspecified software during its term or if the license contains extended payment terms. Maintenance revenue is recognized ratably over the maintenance period. The portion of revenue from the two-year renewable licenses that is allocated to maintenance and support is recognized over the term of the license. Payments received in advance of revenue recognition are recorded as deferred revenue. Professional services revenue is recognized as the service is performed.

      Our cost of license revenue primarily includes royalties to third parties for software used in our software and a provision for warranty obligations. Our cost of professional services and maintenance revenue includes salaries and related expenses for our professional services and technical support organizations, costs of third-party consultants we use to provide professional services to customers and an allocation of overhead and recruitment costs.

      Although revenue has consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products and to recruit and train personnel for our research and development, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of June 30 2000, had an accumulated deficit of approximately $38.7 million. We believe our success depends on rapidly increasing our customer base, further developing the webMethods B2B software and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development, sales, marketing and professional services. As a result, we expect to continue to incur substantial operating losses for the foreseeable future.

      We had 320 full-time employees as of June 30, 2000, and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increased demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge management’s ability to hire, train, manage and retain our employees.

RECENT DEVELOPMENTS

Acquisition of Active Software, Inc.

      On May 20, 2000, we entered into an Agreement and Plan of Merger, along with Wolf Acquisition, Inc., a wholly owned subsidiary of ours, and Active Software, Inc. (“Active Software”), a publicly held software company based in Santa Clara, California, that provides eBusiness infrastructure software. Subject to the terms and conditions of the Agreement and Plan of Merger, Wolf Acquisition will merge with and into Active Software, with Active Software surviving as a wholly owned subsidiary of webMethods. As more specifically set forth in the Agreement and Plan of Merger, which we filed on a Form 8-K on May 24, 2000, each issued and outstanding share of Active Software’s common stock, par value $0.001 per share, will be converted into 0.527 of a share of webMethods common stock, par value $0.01 per share. We will assume all outstanding options to purchase Active Software common stock, as well as the plans under which the options were granted. As of June 11, 2000, Active Software had 26,257,889 shares of its common stock issued and outstanding, and had granted options to purchase approximately 3.9 million shares of its common stock. We expect to account for the acquisition of Active Software using the pooling-of-interests method of accounting for business combinations.

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

Results of operations

Revenue

      Total Revenue. Total revenue increased by approximately $12.5 million, or 412%, to $15.6 million for the three months ended June 30, 2000 from $3.0 million for the three months ended June 30, 1999. In March 1999, we agreed to license our webMethods B2B software to SAP AG to include in their software and to provide SAP AG with development services. For this license and these services, SAP AG agreed to pay to us a fixed license and development fee payable in eleven quarterly installments beginning with the quarter ended June 30, 1999. We are recognizing revenue under this contract as the payments become due in accordance with SOP 97-2. SAP AG accounted for approximately 8.3% of our revenues during the three months ended June 30, 2000 and 40% for the three months ended June 30, 1999.

      License. License revenue increased by approximately $7.5 million, or 349%, to $9.7 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999. This increase is primarily attributable to an increase in sales to new and existing customers resulting from increased sales force headcount and a growing acceptance of our webMethods B2B software. License revenue from our relationship with SAP AG, which commenced in March 1999, accounted for approximately 9.5%, of the total license revenue for the three months ended June 30, 2000 and 42.8% for the three months ended June 30, 2000.

      Professional Services. Professional services revenue increased by approximately $3.8 million, or 665%, to $4.3 million for the three months ended June 30, 2000 from $564,000 for the three months ended June 30, 1999. This increase is attributable to the increased licensing activity described above, which has resulted in increased customer implementation activity and follow-on professional services. Professional services revenue attributable to the SAP AG relationship was approximately 3.9% of total professional service revenue for the three months ended June 30, 2000 and 27.9% for the three months ended June 30, 2000.

      Maintenance. Maintenance revenue increased by approximately $1.2 million, or 385%, to $1.6 million for the three months ended June 30, 2000 from $321,000 for the three months ended June 30, 1999. This increase is attributable to the increased licensing activity described above. Because a majority of the license contracts include post-contract maintenance and support, an increased level of license revenue results in an increased amount of maintenance revenue recognized ratably over the term of the maintenance agreement. Maintenance revenue attributable to the SAP AG relationship was approximately 8.8%, of total maintenance revenue for the three months ended June 30, 2000 and 43.1% for the three months ended June 30, 2000.

Cost of revenue

      License. Cost of license revenue increased by approximately $196,000, or 241%, to $277,000 for the three months ended June 30, 2000 from $81,000 for the three months ended June 30, 1999. This increase in the cost of licenses is primarily due to the amortization of prepaid third party software licensing fees and, to a lesser extent, expenses related to the provision for warranty obligations. Gross profit margin on license revenue increased to 97.1% for the year ended June 30, 2000 compared to 96.2% for the three months ended June 30, 1999.

      Professional Services and Maintenance. Cost of professional services and maintenance increased by approximately $5.5 million, or 1,246% to $5.9 million for the three months ended June 30, 2000 from $440,000 for the three months ended June 30, 1999. This increase is primarily attributable to increases in the number of professional service and technical support personnel, which increased to 75 people as of June 30, 2000 from 8 people as of June 30, 1999. In addition, subcontractor and travel expenses contributed to the increase in cost of professional services and maintenance for the three months ended June 30, 2000. Gross profit margin on professional services and maintenance decreased to (0.8)% of professional services and maintenance revenue for the three months ended June 30, 2000 compared to 50% for the three months ended June 30, 1999.

Gross profit

      Gross profit increased by approximately $6.8 million, or 272%, to $9.4 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. The increase is attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance. The gross profit margin was 60% for the three months ended June 30, 2000 down from 83% for the three months ended June 30, 1999. The reduction in the gross profit margin is primarily attributable to the increased proportion of professional services revenue, which generates a lower margin than license revenue, during the three months year ended June 30, 2000.

Operating expenses

      Sales and Marketing. Sales and marketing expenses increased by approximately $8.7 million, or 402%, to $10.8 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999. The increase in sales and marketing expenses is primarily attributable to the continued expenses related to our marketing programs including our increased trade shows and a major user conference, and, to a lesser extent, to the increase in the number of sales and marketing employees. We believe that these expenses will continue to increase in absolute dollar amounts in future periods as we continue to expand our sales and marketing efforts.

      Research and Development. Research and development expenses increased by approximately $3.3 million, or 502%, to $4.0 million for the three months ended June 30, 2000 from $661,000 for the three months ended June 30, 1999. The increase in research and development expenses is attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel and third-party development costs. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, expect research and development expenses to increase significantly in future periods.

      General and Administrative. General and administrative expenses increased by approximately $1.9 million, or 272%, to $2.6 million for the three months ended June 30, 2000 from $689,000 for the three months ended June 30, 1999. This increase is primarily attributable to increases in the number of accounting and finance, human resources, and office administration personnel. In addition, professional service fees, corporate insurance and other general corporate costs increased to support organizational growth. We expect general and administrative costs to continue to increase in absolute dollars as we add personnel to support our expanding operations and incur additional costs related to the growth of our business.

      Amortization of Deferred Stock Compensation. Certain options granted during the year ended March 31, 2000 were treated as compensatory because the exercise price of the options, as determined by our Board of Directors, was less than the estimated fair value of the underlying common stock on the date of grant. The total deferred stock compensation associated with these options as of June 30, 2000 amounted to approximately $7.8 million, net of amortization. There was no deferred stock compensation as of June 30, 1999. Of the total deferred stock compensation, approximately $1.5 million was amortized in the three months ended June 30, 2000. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 48 months.

Interest income, net

      Interest income, net increased by approximately $2.9 million, or 2,788%, to $3.0 million for the three months ended June 30, 2000 from $101,000 for the three months ended June 30, 1999. This increase is attributable to increases in interest income that resulted from the approximately $169.4 million in net cash proceeds that we generated from the issuance of common stock in our initial public offering and the concurrent private placement in February 2000.

Liquidity and capital resources

      We have financed our operations through the sale of our common stock in an initial public offering which was completed on February 10, 2000, private sales of mandatorily redeemable, convertible preferred stock, resulting in net proceeds from inception to March 31, 2000, of approximately $38.7 million, and, to a lesser extent, through bank loans and equipment leases. As of June 30, 2000, we had approximately $129.6 million in cash and cash equivalents, approximately $23.7 million in short-term investments, approximately $42.8 million in long-term investments and approximately $137.7 million in working capital.

      Net cash from operating activities was approximately $2.4 million for the three months ended June 30,2000, and approximately $594,000 for the three months ended June 30, 1999. Net cash flows from operating activities in each period reflect increasing deferred revenue from customer payments that were not recognized as revenue and, to a lesser extent, increases in accrued expenses offset in part by increased net losses and prepaid expenses.

      Net cash used in investing activities was approximately $30.7 million for the three months ended June 30, 2000, and approximately $14.3 million for the three months ended June 30, 1999. Cash used in investing activities reflects purchases of marketable securities available for sale in each period, and purchases of other assets for the three months ended June 30, 2000. Capital expenditures were approximately $121,000 for the three months ended June 30, 2000 and $229,000 for the three months ended June 30, 1999. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans. We expect that our capital expenditures will continue to increase along with our continued use of leasing in the future.

      Net cash from financing activities was approximately $1.2 million for the three months ended June 30, 2000, and approximately $11.7 million for the three months ended June 30, 1999. These cash flows in the three months ended June 30, 2000 primarily reflect net cash proceeds from issuance of shares in the employee stock purchase plan and the proceeds from the exercise of stock options. During the three months ended June 30, 1999, these cash flows reflect the private sales of mandatorily redeemable, convertible preferred stock. We have an outstanding balance of $132,000 as of June 30, 2000 under a credit agreement. This loan bears interest at the bank’s prime rate plus 1.5% per annum and is secured by substantially all of our assets. In December 1999 we entered into a new revolving promissory note to borrow up to a maximum principal amount of $3,000,000 with a maturity date of December 2, 2000. Borrowings under this note are limited to a borrowing base of 75% of eligible accounts receivable. This note bears interest at the bank’s prime rate plus 1% per annum. As of June 30, 2000, we had not borrowed against this revolving promissory note. In connection with the revolving promissory note, we obtained a letter of credit totaling $750,000 which expires in June 2001 and relates to the new office lease.

      We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our existing working capital and our revolving promissory note will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Recently Issued Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In March 2000, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not expect a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

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

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures about Market Risk

      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

      Interest rate risk. We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of June 30, 2000, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our UK, Netherland and German subsidiaries. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, guilders or deutsche mark against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

      Notwithstanding the foregoing, analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of our investments and accounts, the indirect effects of fluctuations in foreign currency could have a material adverse effect on our business, financial condition and results of operations. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economics, which could materially adversely affect our business, financial condition results of operations and cash flows.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Use of Proceeds

      On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deducting approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of June 30, 2000, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

Item 3.  Default Upon Senior Securities

      None

Item 4.  Submission of Matter to Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  (a) Reports on Form 8-K

      On May 24, 2000, we filed a report on Form 8-K reporting the execution of the Agreement and Plan of Merger by and among the Company, Wolf Acquisition, Inc., our wholly owned subsidiary and Active Software, Inc. The Form 8-K contained a brief description of the terms of the proposed merger and included as exhibits the Agreement and Plan of Merger and other documents related to the proposed transaction.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, webMethods, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

webMethods, Inc.

By:	/s/ MARY DRIDI

Mary Dridi
Chief Financial Officer and Treasurer

Dated: August 11, 2000