Form 10-Q
period 2000-09-30
WEBMETHODS INC
filed 2000-11-14
CIK 1035096

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-15681

                                 ---------------

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

       Registrant's telephone number, including area code: (703) 460-2500

                                 ---------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of October 31, 2000, 47,184,584 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                                WEBMETHODS, INC.
        QUARTERLY REPORT ON FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED
                               SEPTEMBER 30, 2000
                               TABLE OF CONTENTS



Part I.           Financial Information
   Item 1         Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 2000
                        and March 31, 2000
                  Condensed Consolidated Statements of Operations -
                        Three and six months ended September 30, 2000 and 1999
                  Condensed Consolidated Statements of Cash Flows -
                        Six months ended September 30, 2000 and 1999
                  Notes to Condensed Consolidated Financial Statements
   Item 2         Management's Discussion and Analysis of Financial Condition
                        And Results of Operations
   Item 3         Quantitative and Qualitative Disclosures about Market Risk

Part II           Other Information
   Item 2         Changes in Securities and Use of Proceeds
   Item 4         Submission of Matters to a Vote of Security Holders
   Item 5         Other Information
   Item 6         Exhibits and Reports on Form 8-K
                  (a) Exhibits
                  (b) Reports on Form 8-K

PART I

ITEM 1:  FINANCIAL STATEMENTS

                                WEBMETHODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                        SEPTEMBER 30,     MARCH 31,
                                                                            2000            2000
                                                                       -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................   $  88,125,997    $171,716,075
  Marketable securities available for sale..........................      94,295,453      25,255,901
  Accounts receivable, net of allowances of $2,003,000 and
     $1,058,000, respectively.......................................      30,899,368      18,578,340
  Prepaid expenses and other current assets.........................      10,054,188       6,615,330
                                                                       -------------    ------------
          Total current assets......................................     223,375,006     222,165,646
Marketable securities available for sale............................      27,641,243      37,137,889
Property and equipment, net.........................................      10,272,576       6,309,693
Goodwill and acquired intangibles, net..............................     112,547,436      42,356,015
Other assets........................................................      13,271,621       5,310,836
                                                                       -------------    ------------
          Total assets..............................................   $ 387,107,882    $313,280,079
                                                                       =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $   5,436,773    $  4,207,708
  Accrued expenses..................................................      14,113,219       7,322,566
  Accrued salaries and commissions..................................       9,839,740       8,034,904
  Deferred revenue..................................................      38,924,581      20,333,862
  Current portion of capital lease obligations......................         701,502         148,026
  Current portion of notes payable and lines of credit..............         108,739         762,217
                                                                       -------------    ------------
          Total current liabilities.................................      69,124,554      40,809,283
                                                                       -------------    ------------
  Capital lease obligations, net of current portion.................       1,291,030         426,145
  Long-term obligations, less current portion.......................              --         267,212
  Long term deferred revenue........................................      16,889,036       5,515,103
                                                                       -------------    ------------
          Total liabilities.........................................      87,304,620      47,017,743
                                                                       -------------    ------------

Stockholders' equity
  Common stock, $0.01 par value; 500,000,000 shares
     authorized; 46,937,386 and 45,429,400 shares issued and
     outstanding....................................................         469,374         454,294
  Additional paid-in capital........................................     442,348,695     344,019,296
  Deferred stock compensation.......................................      (8,930,850)    (12,540,586)
  Accumulated deficit...............................................    (134,400,162)    (65,541,247)
  Accumulated other comprehensive income (loss).....................         316,205        (129,421)
                                                                       -------------    ------------
          Total stockholders' equity................................     299,803,262     266,262,336
                                                                       -------------    ------------
          Total Liabilities and stockholders' equity................   $ 387,107,882    $313,280,079
                                                                       =============    ============

================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                                WEBMETHODS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
                                                                         2000            1999            2000               1999
                                                                    -------------   ------------      -------------   -------------
 Revenue:
   License......................................................    $ 32,423,917     $  7,793,972    $  56,408,950    $ 13,581,350
   Professional services........................................       8,440,675        2,243,232       16,183,837       4,043,329
   Maintenance..................................................       4,872,523        1,109,314        8,208,887       1,894,115
                                                                    ------------      -----------     ------------     -----------
           Total revenue........................................      45,737,115       11,146,518       80,801,674      19,518,794
                                                                    ------------      -----------     ------------     -----------
 Cost of revenue:
   License......................................................       1,303,022          726,592        2,305,364       1,120,914
   Professional services and maintenance
     (exclusive of amortization of deferred stock compensation
     of $381,496 for the three months ended September 30, 2000,
     $33,330 for the three months ended September 30, 1999,
     $762,991 for the six months ended September 30, 2000 and
     $66,550 for the six months ended September 30, 1999).......      10,754,854        2,812,038       20,859,938       4,981,637
                                                                    ------------      -----------     ------------     -----------
           Total cost of revenue................................      12,057,876        3,538,630       23,165,302       6,102,551
                                                                    ------------      -----------     ------------     -----------
 Gross profit...................................................      33,679,239        7,607,888       57,636,372      13,416,243
                                                                    ------------      -----------     ------------     -----------
 Operating expenses:
   Sales and marketing (exclusive of amortization of deferred stock compensation of $930,921 for the three months ended
     September 30, 2000, $151,500 for the three months ended
     September 30, 1999, $1,861,841 for the six months ended
     September 30, 2000 and $302,500 for the six months ended
     September 30, 1999)........................................      22,102,062        8,728,282       41,576,025      14,701,558
   Research and development (exclusive of amortization of
     deferred stock compensation of $324,692 for the three
     months ended September 30, 2000, $84,840 for the three
     months ended September 30, 1999, $649,383 for the six
     months ended September 30, 2000 and $169,400 for the six
     months ended September 30, 1999)...........................      10,871,942        3,673,869       18,533,199       5,550,654
   General and Administrative (exclusive of amortization of
     deferred stock compensation of $167,759 for the three
     months ended September 30, 2000, $33,330 for the three
     months ended September 30, 1999, $335,521 for the six
     months ended September 30, 2000 and $66,550 for the six
     months ended September 30, 1999)...........................       4,902,649        2,241,593        9,006,120       3,446,532
   Merger related expenses......................................      34,039,218               --       34,039,218              --
   Amortization of deferred stock compensation..................       1,804,868          303,000        3,609,736         605,000
   Amortization of goodwill and acquired intangibles............      12,936,302               --       24,765,302              --
   In-process research and development..........................              --               --        2,311,000              --
                                                                    ------------     ------------     ------------    ------------
           Total operating expenses.............................      86,657,041       14,946,744      133,840,600      24,303,744
                                                                    ------------      -----------     ------------     -----------
 Operating loss.................................................     (52,977,802)      (7,338,856)     (76,204,228)    (10,887,501)
 Interest income, net...........................................       4,133,176          444,957        7,345,313         572,611
                                                                    ------------      -----------     ------------     -----------
      Net loss..................................................     (48,844,626)      (6,893,899)     (68,858,915)    (10,314,890)
 Accretion and accrued dividends related to
   mandatorily redeemable preferred stock.......................              --          460,000               --         808,882
                                                                    ------------      -----------     ------------     -----------
      Net loss attributable to common shareholders..............    $(48,844,626)    $ (7,353,899)    $(68,858,915)   $(11,123,772)
                                                                   =============     ============     ============    ============
 Basic and diluted net loss per common share....................    $      (1.04)    $      (0.52)    $      (1.47)   $      (0.94)
                                                                   =============     ============     ============    ============

 Shares used in computing basic and diluted net
    loss per common share.......................................      46,760,384       14,215,758       46,755,775      11,789,217
                                                                    ============      ===========     ============     ===========

 Comprehensive loss:
      Net loss..................................................    $(48,844,626)    $ (6,893,899)    $(68,858,915)   $(10,314,890)
      Other comprehensive loss:
           Unrealized gain (loss) on securities available for
             sale...............................................         329,635              (55)         308,971          (1,796)
           Foreign currency cumulative translation
             adjustment.........................................          40,772               --           98,525              --
                                                                    ------------     ------------     ------------     -----------
           Total comprehensive loss.............................    $(48,474,219)    $ (6,893,954)    $(68,451,419)   $(10,316,686)
                                                                    ============    =============     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                WEBMETHODS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                2000               1999
                                                          ---------------     --------------
Cash flows from operating activities:
  Net loss............................................     $ (68,858,915)      $ (10,314,890)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization....................         1,511,741             501,229
     Provision for bad debts and returns .............         1,017,000              58,000
     Provision for warranty...........................            87,919              50,000
     Expense related to fair value of options
     issued to non-employees..........................                --             140,280
     Amortization of deferred stock
     compensation.....................................         3,609,736             605,000
     Amortization of goodwill and acquired
       intangibles....................................        24,765,302                  --
     Write off of in-process research and development          2,311,000                  --
  Increase (decrease) in cash resulting from
     changes in assets and liabilities:
     Accounts receivable..............................       (13,036,303)            (95,391)
     Prepaid expenses and other current assets........        (3,338,195)           (349,796)
     Other assets.....................................        (7,930,825)             86,608
     Accounts payable.................................         1,187,398           1,241,597
     Accrued expenses.................................         6,624,338           1,587,745
     Accrued salaries and commissions ................         1,804,836           1,157,077
     Deferred revenue.................................        29,627,362           2,828,945
                                                           -------------       -------------
  Net cash used in operating activities ..............       (20,617,606)         (2,503,596)
                                                           -------------       -------------
Cash flows from investing activities:
  Purchases of property and equipment.................        (3,664,798)         (1,815,663)
  Acquisition of business net of cash acquired........        (4,740,879)                 --
  Net purchases of marketable securities available
  for sale............................................       (59,097,280)        (15,230,034)
                                                           -------------       -------------
     Net cash used in investing activities............       (67,502,957)        (17,045,697)
                                                           -------------       -------------
Cash flows from financing activities:
  Payments on capital leases..........................          (221,988)         (3,372,000)
  Borrowings under notes payables and lines of credit.               --           3,294,000
  Repayments under notes and lines of credit..........          (920,690)            (23,111)
  Proceeds from of stock options and stock issued
     under the ESPP...................................         5,673,163              31,427
  Proceeds from issuance of common stock..............                --          40,491,000
  Proceeds from issuance of preferred stock...........                --          11,852,230
  Issuance costs related to preferred stock
     offerings........................................                --            (119,370)
                                                           -------------       -------------
     Net cash provided by financing activities........         4,530,485          52,154,176
                                                           -------------       -------------
Net decrease in cash and cash equivalents.............       (83,590,078)         32,604,883
Cash and cash equivalents at beginning of period......       171,716,075           3,478,500
                                                           -------------       -------------
Cash and cash equivalents at end of period............     $  88,125,997       $  36,083,383
                                                           =============       =============



   The accompanying notes are an integral part of these consolidated financial statements

                                WEBMETHODS, INC..

              NOTES TO CONDENSED CONSOLITATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION

          The accompanying unaudited interim condensed consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

          The results of the interim periods presented are not necessarily indicative of the results for the year.

2.        RECENT ACCOUNTING PRONOUNCEMENTS

          In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 6, 1999 and March 15, 2000. Subsequently the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect a material effect on the Company's financial position, results of operations or cash flows as a result of SAB 101.

          In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into derivative contracts and does not have near term plans to enter into contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on the financial statements.

          In March 2000, FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption did not have a material impact on the Company's financial position or results of operations

3.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                          -------------
                                                       2000          1999
                                                   ------------  -------------
Cash paid during the period for interest           $    111,733  $     64,240
                                                   ============  ============
Non-cash investing and financing activities
    Accrual of preferred stock dividends           $          -  $    787,151
                                                   ============  ============
    Preferred stock accretion                      $          -  $     21,731
                                                   ============  ============
    Equipment purchased under capital lease        $  1,562,381  $          -
                                                   ============  ============
    Change in net unrealized gain (loss) of
      marketable securities                        $   (153,272) $      4,128
                                                   ============  ============
    Issuance of common stock and options for
      business acquisitions                        $ 92,671,316  $          -
                                                   ============  ============

4.        SEGMENT INFORMATION

    The Company markets it products in the United States and in foreign countries. Information regarding geographic areas for the three and six months ended September 30, 2000 and 1999 are as follow:

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                     REVENUES                2000           1999              2000           1999
                  --------------         ------------   ------------      ------------   ------------
                  North America.         $ 43,487,936   $  9,743,109      $ 77,304,528   $ 17,935,916
                  Europe........            2,137,790      1,403,409         3,385,757      1,582,878
                  Asia Pacific..              111,389              -           111,389              -
                                         ------------   ------------      ------------   ------------
                        Total...         $ 45,737,115   $ 11,146,518      $ 80,801,674   $ 19,518,794
                                         ============   ============      ============   ============

                                            AS OF            AS OF
                                         SEPTEMBER 30,      MARCH 31,
                  LONG LIVED ASSETS          2000            2000
                  ------------------     ------------    -----------
                  North America.....     $135,291,217    $53,834,732
                  Europe............          707,771        141,812
                  Asia Pacific......           92,645              -
                                         ------------    -----------
                        Total...         $136,091,633    $53,976,544
                                         ============    ===========

5.        ACTIVE MERGER

     On August 15, 2000, the Company completed a merger with Active Software, Inc. The Company incurred transaction costs of approximately $34.0 million directly related to the merger. The Active Merger was accounted for as a pooling of interests and accordingly, all prior period amounts have been restated. There were no intercompany transactions between Active and the Company that would require elimination in any of the periods presented. Certain reclassifications have been made to the Active Financial Statements to conform to Webmethod's presentation. A reconciliation between revenue and net loss as previously reported and as restated is as follows:

                                                   Three Months Ended       Six Months Ended
                                                   September 30, 1999      September 30, 1999
                                                   ------------------      ------------------
REVENUE:
   As previously reported.....................       $    3,847,518          $    6,886,794
   Active.....................................            7,299,000              12,632,000
                                                   -----------------       -----------------

   As restated................................       $   11,146,518          $   19,518,794
                                                   =================       =================

NET LOSS
   As previously reported.....................       $   (4,093,405)         $   (4,986,579)
   Active.....................................           (2,800,494)             (5,900,922)
                                                   -----------------       -----------------

As restated...................................       $   (6,893,899)         $  (10,314,890)
                                                   =================       =================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the Company's financial condition and results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the prospectus included in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on November 19, 1999 (SEC File No. 333-91309) (the "Form S-1")and the Registration Statement on Form S-4, as amended, filed with the SEC on June 16, 2000 (SEC File No. 333-39572). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather updates disclosures made in the Company's Form S-1 and S-4 filings.

          Certain information contained herein should be considered "forward-looking information," which is subject to a number of substantial risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as "anticipates," "believes," "could," "estimate," "expect," "intend," "may," "might," "should," "will," and "would" and other forms of these words or similar words are intended to identify forward-looking information. Such forward-looking statements are made only as of the date of this report. The Company's actual results could differ materially from those contained in forward-looking statements. Important factors known to the Company that could cause such material differences are discussed under the caption "Risk Factors" in the abovementioned filings. The Company undertakes no obligations to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

OVERVIEW

          We are a leading provider of infrastructure software and services for achieving business-to-business integration, or B2Bi. Our software, webMethods B2B, enables companies to work more closely with their customers, suppliers and other business partners through the real-time exchange of information and transactions over the Internet.

          webMethods was founded in June 1996. In August 2000, we acquired Active Software which was founded in September 1995 and accounted for as a pooling of interests. We have grown from 526 employees as of March 31, 2000 to 712 employees as of September 30, 2000. We shipped the first version of webMethods B2B in June 1998 and have released five subsequent versions of webMethods B2B, the most recent of which we began shipping in September 2000. The first version of webMethods Enterprise Server was shipped in August 1996, and ten subsequent versions of the webMethods Enterprise Server have been released since, the most recent of which began shipping in September 2000.

     Our revenue is derived from sales of licenses of our webMethods B2B and Enterprise software, professional services, and maintenance and support. We historically license our B2B software on a two-year renewable basis, which includes maintenance and support for the term of the renewable license and our Enterprise Server on a perpetual basis, which includes maintenance and support for the first year of the perpetual licenses. Periodically, we license our webMethods B2B software over a different renewable term or on a perpetual basis. License fees are generally billed upon shipment. Maintenance, which includes the right to receive product upgrades on a when-and-if available basis, is included in renewable licenses for the term of the license. Maintenance on perpetual licenses is generally billed annually in advance. We offer implementation and other professional services on a time and materials basis and training on a fixed fee basis. We began our international direct sales efforts in our fiscal fourth quarter 1999 and expect that our revenue from international licenses will grow as we expand our sales efforts abroad.

          We recognize revenue from the sale of software licenses upon shipment of our software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Historically, we have not experienced significant returns or exchanges of our software. We recognize software license revenue over the term of the license if the license requires us to deliver unspecified software during its term or if the license contains extended payment terms. Maintenance revenue is recognized ratably over the maintenance period as payment becomes due. The portion of revenue from the two-year renewable and perpetual licenses that is allocated to maintenance and support is recognized over the term of the maintenance and support period. Amounts billed in advance of revenue recognition are recorded as deferred revenue. Professional services revenue is recognized as the service is performed.

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

          Although revenue has consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products and to recruit and train personnel for our research and development, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of September 30, 2000, had an accumulated deficit of approximately $134.4 million. We believe our success depends on rapidly increasing our customer base, further developing the webMethods B2B and Enterprise software and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development, sales, marketing and professional services. As a result, we expect to continue to incur substantial operating losses for the foreseeable future.

          We had 712 full-time employees as of September 30, 2000, and intend to hire a significant number of employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increase demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge management's ability to hire, train, manage and retain our employees.

                               RECENT DEVELOPMENTS

ACQUISITION OF ACTIVE SOFTWARE, INC.

          On August 15, 2000 the Company completed a merger with Active Software, Inc. ("Active Software"), a publicly held software company based in Santa Clara, California that develops and markets software products for businesses that allow users to integrate incompatible software applications across their extended enterprises of customers, suppliers and partners. Active stockholders received .527 shares of common stock of webMethods for each share of Active common stock, or an aggregate of 13.9 million shares. The merger is being accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated as if the Active Merger had occurred as of the beginning of the earliest period presented. Active had a calendar fiscal year end. In connection with the retroactive restatement the financial statements of Active were recast to a March 31 year end to conform to webMethods presentations.

          In April 2000, the Company acquired Premier Software Technologies, Inc. (Premier), a provider of integration products and services for eCommerce. In connection with this transaction, the Company issued 121,308 shares of common stock and paid cash of $500,000 in exchange for all of the outstanding shares of capital stock of Premier.

          In April 2000, the Company acquired TransLink Software, Inc. (TransLink), a provider of high performance mainframe integration solutions for eBusiness. In connection with this transaction, the Company issued 796,363 shares of the Company's common stock and paid cash of $4.5 million. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase an aggregate of 43,041 shares of the Company's common stock.

RESULTS OF OPERATIONS

REVENUE

          Total revenue increased by approximately $61.3 million, or 314.0%, to $80.8 million for the six months ended September 30, 2000 from $19.5 million for the six months ended September 30, 1999. During the three month period ending September 30, 2000, total revenue increased $34.6 million, or 310.3%, to $45.7 million from $11.1 million for the three month period ending September 30 , 1999.

          License. License revenue increased by approximately $42.8 million, or 315.3%, to $56.4 million for the six months ended September 30, 2000 from $13.6 million for the six months ended September 30, 1999. During the three month period ending September 30, 2000, license revenue increased $24.6 million, or 316.0%, to $32.4 million from $7.8 million for the three month period ending September 30 , 1999. This increase is primarily attributable to an increase in sales to new and existing customers resulting from increased sales force headcount and a growing acceptance of our webMethods B2B and Enterprise software.

          Professional Services. Professional services revenue increased by approximately $12.1 million, or 300.3%, to $16.2 million for the six months ended September 30, 2000 from $4.1 million for the six months ended September 30, 1999. During the three month period ending September 30, 2000, professional services revenue increased $6.2 million, or 276.3%, to $8.4 million from $2.2 million for the three month period ending September 30, 1999. This increase is attributable to the increased licensing activity described above, which has resulted in increased customer implementation activity and follow-on professional services.

          Maintenance. Maintenance revenue increased by approximately $6.3 million, or 333.4%, to $8.2 million for the six months ended September 30, 2000 from $1.9 for the six months ended September 30, 1999. During the three month period ending September 30, 2000, maintenance revenue increased $3.8 million, or 339.2%, to $4.9 million from $1.1 million for the three month period ending September 30, 1999. This increase is attributable to the increased licensing activity described above. Because a majority of the license contracts include post-contract maintenance and support, an increased level of license revenue as well as renewal maintenance on perpetual licenses results in an increased amount of maintenance revenue recognized ratably over the term of the maintenance agreement.

COST OF REVENUE

          License. Cost of license revenue increased by approximately $1.2 million, or 105.7%, to $2.3 million for the six months ended September 30, 2000 from $1.1 million for the six months ended September 30, 1999. During the three month period ending September 30, 2000, cost of license revenue increased $576,000, or 79.3%, to $1.3 million from $727,000 for the three month period ending September 30, 1999. This increase in the cost of licenses is primarily due to the amortization of prepaid third party software licensing fees and, to a lesser extent expenses related to the provision for warranty obligations. Gross profit margin on license revenue increased to 95.9% for the six months ended September 30, 2000 compared to 91.7% for the six months ended September 30, 1999.

          Professional Services and Maintenance. Cost of professional services and maintenance increased by approximately $15.9 million, or 318.7% to $20.9 million for the six months ended September 30, 2000 from $5.0 million for the six months ended September 30, 1999. During the three month period ending September 30, 2000, cost of professional services and maintenance revenue increased $7.9 million, or 282.5%, to $10.7 million from $2.8 million for the three month period ending September 30, 1999. This increase is primarily attributable to increases in the number of professional service and technical support personnel, which increased to 133 people as of September 30, 2000 from 57 people as of September 30, 1999. In addition, subcontractor and travel expenses contributed to the increase in cost of professional services and maintenance for the six months ended September 30, 2000. Gross profit margin on professional services and maintenance decreased to 14.5% of professional services and maintenance revenue for the six months ended September 30, 2000 compared to 16.1% for the six months ended September 30, 1999.

GROSS PROFIT

          Gross profit increased by approximately $44.2 million, or 329.6%, to $57.6 million for the six months ended September 30, 2000 from $13.4 million for the six months ended September 30, 1999. During the three month period ending September 30, 2000, gross profit increased $26.1 million, or 342.7%, to $33.7 million from $7.6 million for the three month period ending September 30, 1999. The increase is attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance.

OPERATING EXPENSES

          Sales and Marketing. Sales and marketing expenses increased by approximately $26.9 million, or 182.8%, to $41.6 million for the six months ended September 30, 2000 from $14.7 million for the six months ended September 30, 1999. Sales and marketing expenses increased by approximately $13.3 million, or 153.2%, to $22.1 million for the three months ended September 30, 2000 from $8.7 million for the three months ended September 30, 1999. The increase in sales and marketing expenses is primarily attributable to the continued expenses related to our marketing programs including our B2B Leadership Forum and to a lesser extent to the increase in the number of sales and marketing employees. We believe that these expenses will continue to increase in absolute dollar amounts in future periods as we continue to expand its sales and marketing efforts.

          Research and Development. Research and development expenses increased by approximately $13.0 million, or 233.9%, to $18.5 million for the six months ended September 30, 2000 from $5.5 million for the six months ended September 30, 1999. Research and development expenses increased by approximately $7.2 million, or 195.9%, to $10.9 million for the three months ended September 30, 2000 from $3.7 million for the three months ended September 30, 1999.

          The increase in research and development expenses is attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel and in third party development costs. We believe that continued investment in research and development is critical to attaining its strategic objectives, and, as a result, expect research and development expenses to increase significantly in future periods.

          General and Administrative. General and administrative expenses increased by approximately $5.6 million, or 161.3%, to $9.0 million for the six months ended September 30, 2000 from $3.4 million for the six months ended September 30, 1999. General and administrative expenses increased by approximately $2.7 million, or 118.7%, to $4.9 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999. This increase is primarily attributable to increases in the number of accounting and finance, human resources, and office administration personnel. In addition, professional service fees, corporate insurance and other general corporate costs increased to support organizational growth. We expect general and administrative costs to continue to increase in absolute dollars as we add personnel to support our expanding operations and incur additional costs related to the growth of our business.

          Merger Related Expenses. In connection with the merger with Active, we expensed $34 million in merger related expenses.

          Amortization of Deferred Stock Compensation. Certain options granted have been treated as compensatory because the estimated fair value for accounting purposes was greater than the exercise price as determined by our Board of Directors on the date of grant. The total deferred stock compensation associated with these options as of March 31, 2000 amounted to approximately $12.5 million, net of amortization. Deferred stock compensation increased by approximately $3.0 million, or 496.7%, to $3.6 million for the six months ended September 30, 2000, from $605,000 for the six months ended September 30, 1999. Amortization of deferred stock compensation increased by approximately $1.5 million, or 495.7%, to $1.8 million for the three months ended September 30, 2000, from $303,000 for the three months ended September 30, 1999. Of the total deferred stock compensation, approximately $3.6 million was amortized in the six months ended September 30, 2000. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 48 months.

          Amortization of Goodwill and Acquired Intangibles. In connection with the acquisition of Alier, Premier and Translink and based on independent valuations, we allocated the purchase price to goodwill, acquired intangibles and in-process research and development. Goodwill and acquired intangibles are being amortized over their useful lives of one to three years. We amortized $24.8 million in the six months ended September 30, 2000.




INTEREST INCOME, NET

          Interest income, net increased by approximately $6.7 million, or 1166.9%, to $7.3 million for the six months ended September 30, 2000 from $573,000 for the six months ended September 30, 1999. Interest income, net increased by approximately $3.5 million, or 795.5%, to $4.0 million for the three months ended September 30, 2000 from $445,000 for the three months ended September 30, 1999. This increase is attributable to increases in interest income that resulted from the approximately $169.4 million in net cash proceeds that we generated from the issuance of common stock in our initial public offering and the concurrent private placement in February 2000.

          In-process research and development. In-process research and development was expensed upon consummation of the Transline acquisition as it had not reached technological feasibility and, in the opinion of management, has no alternative future use. For the six months ended September 30, 2000, $2.3 million was expensed related to In-process research and development.

have incurred operating losses since inception. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.


LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations through an initial public offering of our common stock which was completed on February 10, 2000, private sales of mandatorily redeemable, convertible preferred stock, resulting in net proceeds from inception to March 31, 2000, and, to a lesser extent, through bank loans and equipment leases. As of September 30, 2000, we had approximately $171.7 million in cash and cash equivalents, approximately $94.3 million in short-term investments, approximately $27.6 million in long-term investments and approximately $154.3 million in working capital.

          Net cash used in operating activities was approximately $20.6 million for the six months ended September 30,2000, and approximately $2.5 million for the six months ended September 30, 1999. Net cash flows from operating activities in each period reflect increasing deferred revenue from customer payments that were not recognized as revenue and, to a lesser extent, increases in accrued expenses offset in part by increases in net losses and prepaid expenses.

          Net cash used in investing activities was approximately $67.5 million for the six months ended September 30, 2000, and approximately $17.0 million for the six months ended September 30, 1999. Cash used in investing activities reflects purchases of marketable securities available for sale in each period. Capital expenditures were approximately $3.7 million for the six months ended September 30, 2000 and $1.8 million for the six months ended September 30, 1999. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans. We expect that our capital expenditures will continue to increase along with our continued use of leasing in the future.

          Net cash from financing activities was approximately $4.5 million for the six months ended September 30, 2000, and approximately $52.2 million for the six months ended September 30, 1999. These cash flows in the six months ended September 30, 2000 primarily reflect net cash proceeds from issuance of shares in the employee stock purchase plan and the proceeds from the exercise of stock options. During the six months ended September 30, 1999, these cash flows reflect the private sales of mandatorily redeemable, convertible preferred stock in fiscal 1999. We have an outstanding balance of $109,000 as of September 30, 2000 under a credit agreement. This loan bears interest at the bank's prime rate plus 1.5% per annum and is secured by substantially all of our assets. In December 1999, we entered into a new revolving promissory note to borrow up to a maximum principal amount of $3,000,000 with a maturity date of December 2, 2000. Borrowings under this note are limited to a borrowing base of 75% of eligible accounts receivable. This note bears interest at the bank's prime rate plus 1% per annum. As of September 30, 2000, we had not borrowed against this revolving promissory note. In connection with the revolving promissory note, we obtained a letter of credit totaling $750,000 which expires in June 2001 and relates to the new office lease.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, which delays the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for our fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We have not entered into derivative contracts and do not have near term plans to enter into derivative contracts, accordingly the adoption of SFAS No. 133 and SFAS No. 137 is not expected to have a material effect on our financial statements.

          In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently the SEC released SAB 101B, which delayed the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. We do not expect a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

          In March 2000, FASB issued Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial position or results of operations.

                                 RISK FACTORS

          An investment in our common stock involves a high degree of risk. Potential investors in our company's stock should carefully consider the following risk factors.

UNANTICIPATED FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS COULD AFFECT THE PRICE OF OUR STOCK.

          We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of our future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of shares of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the amount and timing of operating costs relating to expansion of our business, operations and infrastructure and the number and timing of new hires.

          We plan to continue to increase our operating expenses to expand our sales and marketing operations and fund greater levels of research and development. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be harmed. It is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

          In addition, the stock market, particularly the stock prices of Internet-related companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until September 30, 2000, the closing price of our common stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $61.27. Fluctuations in the price of our common stock may affect our visibility and credibility in our market.

GROWTH OF OUR SALES MAY SLOW DOWN FROM TIME TO TIME, CAUSING OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE.

          At certain times during the year, we may experience a slowing down in the growth rate for sales of our software products and services. For example, the growth rate for the sale of our products and services during summer months may be slower than at other times during year, particularly in European markets. In the future, we may have slower growth due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These periods of slower growth may lead to fluctuations in our quarterly operating results. In addition, variations in sales cycle may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any delay in sales of our products and services could cause our operating results to vary significantly from quarter to quarter, which could result in volatility in our stock price or in the stock price of company.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

          We may have a large number of shares of common stock outstanding and available for resale at various points in time in the future. At September 30, 2000, we had an aggregate of 46,937,386 shares outstanding, of which 2,574,691 shares are subject to resale restrictions under Rule 144. In November 2000, 2,056,556 shares will become eligible for resale and in February 2001, another 518,135 shares may be resold, subject to the provisions of Rule 144. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

          Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale. Registration of these shares under the Securities Act would result in these shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT ALWAYS REMAIN WITH US.

          Our success depends upon the continued service of our executive officers and other key employees, and none of these officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Phillip Merrick, our Chairman of the Board, President and Chief Executive Officer, and R. James Green, our Chief Technology Officer and Executive Vice President of Product Development, would be particularly difficult to replace. Our future success will also depend in large part on our ability to attract and retain experienced technical, sales, marketing and management personnel.

WE RELY ON SYSTEM INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS TO IMPLEMENT AND PROMOTE OUR SOFTWARE PRODUCTS AND, IF THESE RELATIONSHIPS TERMINATE, WE MAY LOSE IMPORTANT SALES AND MARKETING OPPORTUNITIES.

          We have established strategic relationships with B2B e-commerce marketplaces, resellers, enterprise application software providers, hardware platform and software applications developers, service providers, system integrators and other technology leaders. These relationships expose our software to many potential customers to which we may not otherwise have access. In addition, these relationships provide us with insights into new technology and with third-party service providers that our customers can use for implementation assistance. If our relationships with any of these organizations were terminated or if we failed to work effectively with our partners or to grow our base of these types of partners, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer.

          In general, our partners are not required to market or promote our products and generally are not restricted from working with competing software companies. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software products rather than the products of others. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of our partners, which would harm our business.

OUR OPERATING RESULTS MAY DECLINE AND OUR CUSTOMERS MAY BECOME DISSATISFIED IF WE DO NOT EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION OR IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH THIRD-PARTY IMPLEMENTATION PROVIDERS.

          We cannot be certain that we can attract or retain a sufficient number of highly qualified professional services personnel. Customers that license our software typically engage our professional services staff or third party consultants to assist with support, training, consulting and implementation. We believe that growth in our software sales depends on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. As a result, we plan to increase the number of our professional services personnel and third party consultants to meet these needs. New professional services personnel and service providers will require training and education and take time to reach full productivity. Competition for qualified personnel and service providers is intense, particularly because we are in a new market and only a limited number of individuals have acquired the skills needed to provide the services our customers require. Our business may be harmed if we are unable to expand our professional services organization and establish and maintain relationships with third-party implementation providers.

BECAUSE OUR PRODUCTS INCORPORATE TECHNOLOGY LICENSED FROM THIRD PARTIES, THE LOSS OF OUR RIGHT TO USE THIS LICENSED TECHNOLOGY COULD HARM OUR BUSINESS.

          We license technology that is incorporated into our products from third parties. Any significant interruption in the supply or support of any licensed software could adversely affect our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance our current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

OUR SOFTWARE MUST INTEGRATE WITH APPLICATIONS MADE BY THIRD PARTIES, AND, IF WE LOSE ACCESS TO THE PROGRAMMING INTERFACES FOR THESE APPLICATIONS, OR IF WE ARE UNABLE TO MODIFY OUR PRODUCTS OR DEVELOP NEW PRODUCTS IN RESPONSE TO CHANGES IN THESE APPLICATIONS, OUR BUSINESS COULD SUFFER.

          Our software uses software components called Adapters to communicate with our customers' enterprise applications. Our ability to develop these Adapters is largely dependent on our ability to gain access to the application programming interfaces, or APIs, for the applications, and we may not have access to necessary APIs in the future. APIs are written and controlled by the application provider. Accordingly, if an application provider becomes a competitor by entering the B2Bi market, it could restrict access to its APIs for competitive reasons. Our business could suffer if we are unable to gain access to these APIs. Furthermore, we may need to modify our software products or develop new Adapters in the future as new applications or newer versions of existing applications are introduced. If we fail to continue to develop Adapters or respond to new applications or newer versions of existing applications, our business could suffer.

          We rely in part on third parties to develop Adapters necessary for the integration of applications using our software. We cannot be certain that these companies will continue to develop these Adapters, or that, if they do not continue to do so, that we will be able to develop these Adapters internally in a timely or efficient manner. In addition, we cannot be certain that Adapters developed by third parties will not contain undetected errors or defects, which could harm our reputation, result in product liability or decrease the market acceptance of our products.

IF OUR RELATIONSHIP WITH SAP AG CHANGES OR TERMINATES, OUR REVENUES MAY DECLINE AND WE MAY LOSE IMPORTANT SALES AND MARKETING OPPORTUNITIES.

          In March 1999, we entered into a development partner agreement with SAP AG. Under this development agreement, we granted SAP AG a perpetual license to include an SAP-specific version of our webMethods B2B product in its SAP Business Connector product. In June 2000, we signed, with SAP AG, an amendment to the development partner agreement under which we will be the supplier of enterprise application integration technology for the SAP Business Connector. If our relationship with SAP AG terminates or changes, our revenues may decline and our business could be adversely affected. If SAP AG chooses not to renew the development partner agreement and as a result, not receive access to the latest version of our software at the expiration of the development partner agreement, our revenues may decline and our business could be adversely affected. We cannot be certain that SAP AG's interest in promoting our software to its customers will be consistent with our own. As a result, we cannot be certain that we will continue to have access to SAP AG's customer base or that SAP AG customers will license additional software from us.

          SAP AG has announced its intention to be a significant supplier of business-to-business e-commerce services and products. SAP AG may become one of our competitors in the marketplace. Because the development partner agreement contemplates the payment of a fixed fee for a license to integrate certain webMethods products into SAP products and license such integrated products to customers, an increase in SAP's market share attributable to increased sales and use of SAP AG integrated products may not result in increased revenues to us, and may make it more difficult for us to sell our products and services, which could cause our revenues to decline and harm our business, operating results and financial condition.

IF OUR CUSTOMERS DO NOT RENEW THEIR LICENSES, WE MAY LOSE A RECURRING REVENUE STREAM, WHICH COULD HARM OUR OPERATING RESULTS.

          Although most enterprise software providers offer perpetual licenses with a single payment received at the time of the license grant, we typically license our software products on a two-year renewable basis.
We first shipped webMethods B2B in June 1998 and we first began licensing webMethods Enterprise on a renewable basis in August 2000. To date, only a few of our initial two-year licenses have reached their respective renewal dates. If a significant portion of our customers were to elect not to renew their licenses for our software or were to seek perpetual licenses in the future, we would lose a recurring revenue stream on which we base our business model, which could harm our business, operating results and financial condition.

WE MAY NOT BE ABLE TO INCREASE MARKET AWARENESS AND SALES OF OUR SOFTWARE IF WE DO NOT EXPAND OUR SALES AND DISTRIBUTION CAPABILITIES.

          We need to substantially expand our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software products and the related services we offer. We have recently expanded our direct sales force and plan to hire additional sales personnel. Our software products require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel to maintain our growth. New hires will require training and take time to achieve full productivity. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third party reselling efforts.

WE INTEND TO CONTINUE EXPANDING OUR INTERNATIONAL SALES EFFORTS BUT DO NOT HAVE SUBSTANTIAL EXPERIENCE IN INTERNATIONAL MARKETS.

          We have been, and intend to continue, expanding our international sales efforts. We have limited experience in marketing, selling and supporting our software and services abroad. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly:

          - the difficulties and costs of staffing and managing foreign operations;

          - unexpected changes in regulatory requirements, taxes, trade laws and tariffs;

          -     differing intellectual property rights;

          -     differing labor regulations; and

          - changes in a specific country's or region's political or economic conditions;

THE B2Bi MARKET IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

          The market for B2Bi solutions is rapidly changing and intensely competitive. There are a variety of integration methods available for B2Bi software. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy B2Bi products such as our software products. If B2Bi products such as our software products are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed.

          Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own B2Bi and e-commerce solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration, or EAI, solutions and application server vendors who have added XML capabilities to their products. We also face competition for some aspects of our product and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Some of our competitors or potential competitors may have more experience developing Internet-based software, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing software and future products and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

IF WE EXPERIENCE DELAYS IN DEVELOPING OUR SOFTWARE, OR IF OUR SOFTWARE CONTAINS DEFECTS, WE COULD LOSE CUSTOMERS AND REVENUE.

          We expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our software products to remain competitive. Our products could become obsolete and unmarketable if we are unable to adapt to new technologies or standards

          Software as complex as ours often contains known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. The reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software products experience performance problems, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers depend on our software for their critical systems and business functions, any interruptions could cause our customers to initiate product liability suits against us.

WE ARE A YOUNG COMPANY AND HAVE A LIMITED OPERATING HISTORY WITH WHICH TO EVALUATE OUR RESPECTIVE BUSINESS AND PROSPECTS.

          We commenced operations in June 1996 and first shipped webMethods B2B in June 1998. Active Software was incorporated in September 1995 and commercially released its first software product in August 1996. We have been operating as a combined company since August 2000. If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through equity or debt financings. If we are unable to grow as planned, our chances of achieving and maintaining profitability could be reduced, which, in turn, could have a material adverse effect on the market price of our common stock.

          Our products are complex and generally involve significant capital expenditures by our customers. We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our software products. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third party products such as ours. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS, AND WE MAY NOT BE ABLE TO MANAGE OUR FUTURE GROWTH SUCCESSFULLY.

          Our ability to successfully offer software and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Our growth could be limited if we or our partners are unable to provide to our customers in a timely manner the implementation services sometimes required for the successful installation and use of our products. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our total revenues have grown to approximately $80.8 million for the six-month period ending September 30, 2000, from $60.1 million for the year ended March 31, 2000. The number of people we employ has grown and will continue to grow substantially. As of March 31, 2000, we had a total of 526 employees. As of September 30, 2000, we had a total of 712 employees. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel, manage expanded operations and our relationships with our customers, suppliers and partners. If we do not manage growth properly, it could harm our business, operating results and financial condition.

WE MAY STILL FACE CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY COMPLETING THE INTEGRATION OF ACTIVE SOFTWARE AND WEBMETHODS.

          The integration of webMethods and Active Software is a complex, time-consuming and expensive process. While substantial progress has been made in integrating webMethods and Active Software following the merger in August 2000, we may still face certain challenges which, if not met successfully, may prevent us from successfully completing the integration of the two companies. We may still encounter substantial difficulties, costs and delays involved in integrating operations, including:

          -     inability to retain key employees over a long period of time;

          - inability to market successfully an integrated line of products and services to our customers;

          - inability to successfully complete the integration of the operations of three companies recently acquired by Active Software; and

          - diversion of management's attention and financial resources from other ongoing business concerns.

In addition, if we do not successfully complete the integration of Active Software, the market price of our common stock may decline. Factors that could cause the stock price to decline include our inability to achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts or the effect of the merger on our financial results becomes inconsistent with the expectations of financial or industry analysts.

ANY FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS OR THE DISTRACTION OF OUR MANAGEMENT.

          We may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we identify suitable candidates, may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. If we acquire or invest in other companies, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In any future acquisitions, we will likely face many or all of the risks inherent in integrating two corporate cultures, product lines, operations and businesses. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.


WE MAY NOT HAVE SUFFICIENT RESOURCES AVAILABLE TO US IN THE FUTURE TO TAKE ADVANTAGE OF CERTAIN OPPORTUNITIES.

          In the future, we may not have sufficient resources available to us to take advantage of growth, product development or marketing opportunities. We may need to raise additional funds in the future through public or private debt or equity financings in order to:

          - take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

          -     develop new products or services; or

          -     respond to competitive pressures.

          Additional financing needed by us in the future may not be available on terms favorable to us, if at all. If adequate funds are not available, not available on a timely basis, or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, our business, operating results and financial condition could be harmed.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE A VALUABLE ASSET, EXPERIENCE REDUCED MARKET SHARE, OR INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS.

          Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret, trademark and patent laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have two pending patent applications for technology related to our software, but we cannot assure you that these applications will be successful. A small number of our agreements with customers and system integrators contain provisions regarding the rights of third parties to obtain the source code for our software, which may limit our ability to protect our intellectual property rights in the future.

          Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect our intellectual property rights. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition.

THIRD PARTY CLAIMS THAT WE INFRINGE UPON THEIR INTELLECTUAL PROPERTY RIGHTS COULD BE COSTLY TO DEFEND OR SETTLE.

          Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that Internet technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed if any of these events occurred. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us.

          In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourself and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

BECAUSE OUR PRODUCTS COULD INTERFERE WITH THE OPERATIONS OF OUR CUSTOMERS' OTHER SOFTWARE APPLICATIONS, WE MAY BE SUBJECT TO POTENTIAL PRODUCT LIABILITY AND WARRANTY CLAIMS BY THESE CUSTOMERS, WHICH MAY BE TIME CONSUMING, COSTLY TO DEFEND AND MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

          Our software is integrated with our customers' networks and software applications and is often used for mission critical applications such as Internet commerce. Errors, defects or other performance problems could result in financial or other damages to our customers. Customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims.

          Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

BECAUSE MARKET PARTICIPANTS IN SOME MARKETS HAVE ADOPTED INDUSTRY-SPECIFIC TECHNOLOGIES, WE MAY NEED TO EXPEND SIGNIFICANT RESOURCES IN ORDER TO ADDRESS SPECIFIC MARKETS.

          Our strategy is to continue developing our B2Bi software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the healthcare and financial services industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our products to companies in these markets, we may need to expand or enhance our products to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

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

          Interest rate risk. We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to its interest earnings on its cash deposits. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of September 30, 2000, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to its whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

          Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our UK, Netherland, French, Australian and Singapore and German subsidiaries. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the pound, guilders or deutsche mark against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

                           PART II OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of June 30, 2000, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

     On August 15, 2000, the stockholders voted to increase the number of shares of common stock authorized under webMethods' fifth amended and restated certificate of incorporation to 500,000,000 shares.

Item 4. Submission of Matters To a Vote of Security Holders

     Stockholders of the Company holding a majority of the shares present in person or represented by proxy at the annual meeting and entitled to vote took the following actions:

     Approved the issucance of shares of webMethods common stock in connection with the merger of a wholly owned subsidiary of webMethods with and into Active Software, Inc.;

     Approved an amendment to the webMethods Stock Option Plan; and

     Ratified PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending March 31, 2001.

In addition, a plurality of the shares present in person or represented by proxy at the annual meeting re-elected Robert Cook, Robert Vasan and Chase Bailey as Class I directors of the Company's board of directors; and

The holders of two-thirds of the outstanding shares of webMethods common stock approved an amendment to the Comapny's Fifth Amended and Restated Certificate of Incorporation;

Item 5. Other Information

     On November 14, 2000, Chase Bailey, one of the Company's directors, submitted his resignation. Mr. Bailey cited personal reasons for his resignation. His term on the Board would have expired in 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.1 Agreement and Plan of Merger dated as of May 20, 2000, by and among the Registrant, Wolf Acquisition, Inc. and Active Software, Inc.**

     3.1 Fifth Amended and Restated Certificate of Incorporation, as amended**

     3.2      Amended and Restated Bylaws of the Registrant*

     10.1     Second Amended and Restated Investor Rights Agreement*

     10.2     Stock Option Plan, as amended**

     22.0     Information regarding matters Submitted to Vote of Security
              Holders**

     27.0     Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-91309)

** Incorporated by reference to the the Registrant's definitive Proxy Statement filed on Schedule 14A on July 21, 2000 (File No. 001-15681)

(b)  Reports on Form 8-K

       August 23, 2000, Item 2: Reported completion of the merger between a wholly owned subsidiary of the Registrant and Active Software, Inc. and results of the Registrant's annual meeting.

       September 25, 2000, Item 5: Reported creation of the webMethods Ariba Supplier Network.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000                      By: /s/ Phillip Merrick
                                                 -------------------------------
                                                     Phillip Merrick
                                                     President and Chief
                                                      Executive Officer

Date: November 14, 2000                      By: /s/ Mary Dridi
                                                 -------------------------------
                                                     Mary Dridi
                                                     Chief Financial
                                                     (Principal Financial
                                                     Officer)