Form 10-Q/A
period 2000-09-30
WEBMETHODS INC
filed 2001-01-31
CIK 1035096

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A

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

                                 ---------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          As of December 31, 2000, 47,536,694 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                                WEBMETHODS, INC.
      QUARTERLY REPORT ON FORM 10-Q/A FOR THE THREE AND SIX MONTHS ENDED
                               SEPTEMBER 30, 2000
                               TABLE OF CONTENTS



Part I.           Financial Information
   Item 1         Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 2000
                        (Revised and Unaudited) and March 31, 2000
                  Condensed Consolidated Statements of Operations (Unaudited) -
                        Three and six months ended September 30, 2000 (Revised) and 1999
                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                        Six months ended September 30, 2000 (Revised) and 1999
                  Notes to Condensed Consolidated Financial Statements
                        (Revised and Unaudited)
   Item 2         Management's Discussion and Analysis of Financial Condition
                        And Results of Operations (Revised)
   Item 3         Quantitative and Qualitative Disclosures about Market Risk

Part II           Other Information
   Item 2         Changes in Securities and Use of Proceeds
   Item 4         Submission of Matters to a Vote of Security Holders
   Item 5         Other Information
   Item 6         Exhibits and Reports on Form 8-K
                  (a) Exhibits
                  (b) Reports on Form 8-K

PART I

ITEM 1:  FINANCIAL STATEMENTS



                                WEBMETHODS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                        SEPTEMBER 30,     MARCH 31,
                                                                            2000            2000
                                                                       -------------    ------------
                                                                         (Revised
                                                                       and unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................................   $  88,125,997    $171,716,075
  Marketable securities available for sale..........................      94,295,453      25,255,901
  Accounts receivable, net of allowances of $2,003,000 and
     $1,058,000, respectively.......................................      30,899,368      18,578,340
  Prepaid expenses and other current assets.........................      10,054,188       6,615,330
                                                                       -------------    ------------
          Total current assets......................................     223,375,006     222,165,646
Marketable securities available for sale............................      27,641,243      37,137,889
Property and equipment, net.........................................      10,272,576       6,309,693
Goodwill and acquired intangibles, net..............................      89,654,887      28,262,683
Other assets........................................................      13,271,621       5,310,836
                                                                       -------------    ------------
          Total assets..............................................   $ 364,215,333    $299,186,747
                                                                       =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $   5,436,773    $  4,207,708
  Accrued expenses..................................................      14,113,219       7,322,566
  Accrued salaries and commissions..................................       9,839,740       8,034,904
  Deferred revenue..................................................      38,924,581      20,333,862
  Current portion of capital lease obligations......................         701,502         148,026
  Current portion of notes payable and lines of credit..............         108,739         762,217
                                                                       -------------    ------------
          Total current liabilities.................................      69,124,554      40,809,283
                                                                       -------------    ------------
  Capital lease obligations, net of current portion.................       1,291,030         426,145
  Long-term obligations, less current portion.......................              --         267,212
  Long term deferred revenue........................................      16,889,036       5,515,103
                                                                       -------------    ------------
          Total liabilities.........................................      87,304,620      47,017,743
                                                                       -------------    ------------

Stockholders' equity
  Common stock, $0.01 par value; 500,000,000 shares
     authorized; 46,937,386 and 45,429,400 shares issued and
     outstanding....................................................         469,374         454,294
  Additional paid-in capital........................................     442,348,695     344,019,296
  Deferred stock compensation.......................................     (28,573,555)    (26,633,918)
  Accumulated deficit...............................................    (137,650,006)    (65,541,247)
  Accumulated other comprehensive income (loss).....................         316,205        (129,421)
                                                                       -------------    ------------
          Total stockholders' equity................................     276,910,713     252,169,004
                                                                       -------------    ------------
          Total liabilities and stockholders' equity................   $ 364,215,333    $299,186,747
                                                                       =============    ============

================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                                WEBMETHODS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
                                                                         2000            1999            2000               1999
                                                                    -------------   ------------      -------------   -------------
 Revenue:                                                             (Revised)                         (Revised)
   License......................................................    $ 32,423,917     $  7,793,972    $  56,408,950    $ 13,581,350
   Professional services........................................       8,440,675        2,243,232       16,183,837       4,043,329
   Maintenance..................................................       4,872,523        1,109,314        8,208,887       1,894,115
                                                                    ------------      -----------     ------------     -----------
           Total revenue........................................      45,737,115       11,146,518       80,801,674      19,518,794
                                                                    ------------      -----------     ------------     -----------
 Cost of revenue:
   License......................................................       1,303,022          726,592        2,305,364       1,120,914
   Professional services and maintenance
     (exclusive of amortization of deferred stock compensation
     of $529,383 (revised) for the three months ended
     September 30, 2000, $33,330 for the three months ended
     September 30, 1999, $910,878 (revised) for the six months
     ended September 30, 2000 and $66,550 for the six months
     ended September 30, 1999)..................................      10,754,854        2,812,038       20,859,938       4,981,637
                                                                    ------------      -----------     ------------     -----------
           Total cost of revenue................................      12,057,876        3,538,630       23,165,302       6,102,551
                                                                    ------------      -----------     ------------     -----------
 Gross profit...................................................      33,679,239        7,607,888       57,636,372      13,416,243
                                                                    ------------      -----------     ------------     -----------
 Operating expenses:
   Sales and marketing (exclusive of amortization of deferred stock compensation of $2,006,064 (revised) for the three
     months ended September 30, 2000, $151,500 for the three
     months ended September 30, 1999, $3,276,162 (revised) for
     the six months ended September 30, 2000 and $302,500 for
     the six months ended September 30, 1999)...................      22,102,062        8,728,282       41,576,025      14,701,558
   Research and development (exclusive of amortization of
     deferred stock compensation of $3,636,742 (revised) for
     the three months ended September 30, 2000, $84,840 for the three months ended September 30, 1999, $6,676,657 (revised)
     for the six months ended September 30, 2000 and $169,400
     for the six months ended September 30, 1999)...............      10,871,942        3,673,869       18,533,199       5,550,654
   General and Administrative (exclusive of amortization of
     deferred stock compensation of $309,686 (revised) for the
     three months ended September 30, 2000, $33,330 for the
     three months ended September 30, 1999, $477,448 (revised)
     for the six months ended September 30, 2000 and $66,550 for
     the six months ended September 30, 1999)...................       4,902,649        2,241,593        9,006,120       3,446,532
   Merger related expenses......................................      34,039,218               --       34,039,218              --
   Amortization of deferred stock compensation..................       6,481,875          303,000       11,341,145         605,000
   Amortization of goodwill and acquired intangibles............      10,604,063               --       20,283,737              --
   In-process research and development..........................              --               --        2,311,000              --
                                                                    ------------     ------------     ------------    ------------
           Total operating expenses.............................      89,001,809       14,946,744      137,090,444      24,303,744
                                                                    ------------      -----------     ------------     -----------
 Operating loss.................................................     (55,322,570)      (7,338,856)     (79,454,072)    (10,887,501)
 Interest income, net...........................................       4,133,176          444,957        7,345,313         572,611
                                                                    ------------      -----------     ------------     -----------
      Net loss..................................................     (51,189,394)      (6,893,899)     (72,108,759)    (10,314,890)
 Accretion and accrued dividends related to
   mandatorily redeemable preferred stock.......................              --          460,000               --         808,882
                                                                    ------------      -----------     ------------     -----------
      Net loss attributable to common shareholders..............    $(51,189,394)    $ (7,353,899)    $(72,108,759)   $(11,123,772)
                                                                   =============     ============     ============    ============
 Basic and diluted net loss per common share....................    $      (1.09)    $      (0.52)    $      (1.54)   $      (0.94)
                                                                   =============     ============     ============    ============

 Shares used in computing basic and diluted net
    loss per common share.......................................      46,760,384       14,215,758       46,755,775      11,789,217
                                                                    ============      ===========     ============     ===========

 Comprehensive loss:
      Net loss..................................................    $(51,189,394)    $ (6,893,899)    $(72,108,759)   $(10,314,890)
      Other comprehensive loss:
           Unrealized gain (loss) on securities available for
             sale...............................................         329,635              (55)         308,971          (1,796)
           Foreign currency cumulative translation
             adjustment.........................................          40,772               --           98,525              --
                                                                    ------------     ------------     ------------     -----------
           Total comprehensive loss.............................    $(50,818,987)    $ (6,893,954)    $(71,701,263)   $(10,316,686)
                                                                    ============    =============     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                WEBMETHODS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                2000               1999
                                                          ---------------     --------------
                                                             (Revised)
Cash flows from operating activities:
  Net loss............................................     $ (72,108,759)      $ (10,314,890)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization....................         1,511,741             501,229
     Provision for bad debts and returns .............         1,017,000              58,000
     Provision for warranty...........................            87,919              50,000
     Expense related to fair value of options
     issued to non-employees..........................                --             140,280
     Amortization of deferred stock
     compensation.....................................        11,341,145             605,000
     Amortization of goodwill and acquired
       intangibles....................................        20,283,737                  --
     Write off of in-process research and development          2,311,000                  --
  Increase (decrease) in cash resulting from
     changes in assets and liabilities:
     Accounts receivable..............................       (13,036,303)            (95,391)
     Prepaid expenses and other current assets........        (3,338,195)           (349,796)
     Other assets.....................................        (7,930,825)             86,608
     Accounts payable.................................         1,187,398           1,241,597
     Accrued expenses.................................         6,624,338           1,587,745
     Accrued salaries and commissions ................         1,804,836           1,157,077
     Deferred revenue.................................        29,627,362           2,828,945
                                                           -------------       -------------
  Net cash used in operating activities ..............       (20,617,606)         (2,503,596)
                                                           -------------       -------------
Cash flows from investing activities:
  Purchases of property and equipment.................        (3,664,798)         (1,815,663)
  Acquisition of business net of cash acquired........        (4,740,879)                 --
  Net purchases of marketable securities available
  for sale............................................       (59,097,280)        (15,230,034)
                                                           -------------       -------------
     Net cash used in investing activities............       (67,502,957)        (17,045,697)
                                                           -------------       -------------
Cash flows from financing activities:
  Payments on capital leases..........................          (221,988)         (3,372,000)
  Borrowings under notes payables and lines of credit.               --            3,294,000
  Repayments under notes and lines of credit..........          (920,690)            (23,111)
  Proceeds from exercise of stock options and stock
     issued under the ESPP............................         5,673,163              31,427
  Proceeds from issuance of common stock..............                --          40,491,000
  Proceeds from issuance of preferred stock...........                --          11,852,230
  Issuance costs related to preferred stock
     offerings........................................                --            (119,370)
                                                           -------------       -------------
     Net cash provided by financing activities........         4,530,485          52,154,176
                                                           -------------       -------------
Net decrease in cash and cash equivalents.............       (83,590,078)         32,604,883
Cash and cash equivalents at beginning of period......       171,716,075           3,478,500
                                                           -------------       -------------
Cash and cash equivalents at end of period............     $  88,125,997       $  36,083,383
                                                           =============       =============



   The accompanying notes are an integral part of these consolidated financial statements.

                               WEBMETHODS, INC..

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                            (REVISED AND UNAUDITED)

1.        BASIS OF PRESENTATION

     The Company has revised its unaudited quarterly financial statements for the three and six months ended September 30, 2000, as described below.

     Prior to its acquisition by webMethods, Inc. ("webMethods" or the "Company"), Active Software acquired Alier, Inc., Translink Software, Inc. and Premier Software Technologies and accounted for these acquisitions by the purchase method of accounting. A portion of the consideration given for the acquisitions included the issuance of restricted stock to certain stockholders in exchange for the stockholders' interest in the respective companies. These stockholders were also key employees of the acquired companies. The restricted stock was contingent upon their continued employment with Active and generally vests over a period of two to three years.

     After reviewing these transactions, webMethods has decided to revise its accounting for these acquisitions to amortize over the vesting terms as compensation expense the amounts attributable to the restricted stock as deferred stock compensation. The revision to the statement of operations results in an increase to the amortization of the deferred stock compensation of approximately $3.3 million and $6.4 million, and a decrease in the amortization of goodwill and acquired intangibles of approximately $2.3 million and $4.5 million, for the three and six months ended September 30, 2000, respectively. The difference in amortization periods resulted in an increase to net loss of approximately $982,000 and $1.9 million for the three and six months ended September 30, 2000, respectively. The revision to the balance sheet results in an increase to deferred stock compensation of approximately $21.0 million and a decrease of goodwill and other intangibles of approximately $22.9 million as of September 30, 2000.

     In addition, unvested options held by Active employees issued pursuant to Active's stock option plans were subject to accelerated vesting upon completion of the merger between Active and webMethods. This accelerated vesting resulted in an additional expense of approximately $1.4 million to accelerate the amortization of deferred stock compensation related to these options for the three and six months ended September 30, 2000. This revision also results in an increase of $1.4 million to the amortization of deferred stock compensation in the statement of operations and a decrease of $ 1.4 million to deferred stock compensation in the balance sheet as of September 30, 2000.

     In connection with these revisions, the Company has increased its net loss for the three and six months ended September 30, 2000 by approximately $2.4 million and $3.3 million, respectively, and basic and diluted net loss per share by $.05 and $.07, respectively. This revision had no impact on revenue, cost of sales or cash flow for the three and six months ended September 30, 2000.

     Accordingly, the Company's unaudited quarterly financial statements as of and for the three and six months ended September 30, 2000 have been revised as follows:

                                                 Three months ended             Six months ended
                                                 September 30, 2000            September 30, 2000
                                            --------------------------  -----------------------------

                                               As                            As
                                               Originally                    Originally
                                               Reported       Revised        Reported        Revised
                                            ---------------------------------------------------------
                                                        (in thousands, except per share data)
             Statements of Operations Data:
             Amortization of deferred
             stock compensation               $ 1,805       $ 6,482        $ 3,610         $ 11,341
             Amortization of goodwill and
             acquired intangibles              12,936        10,604         24,765           20,284
             Operating loss                   (52,978)      (55,323)       (76,204)         (79,454)
             Net loss                         (48,845)      (51,189)       (68,859)         (72,109)
             Net loss attributable to
             common stockholders              (48,845)      (51,189)       (68,859)         (72,109)

             Basic and diluted net loss
             per share                         $(1.04)       $(1.09)       $ (1.47)          $(1.54)




                                                 September 30, 2000             March 31, 2000
                                             -------------------------------------------------------
                                               As                            As
                                               Original                      Original
                                               Reportedly   Revised          Reportedly      Revised
                                             -------------------------------------------------------
                                                                  (in thousands)
           Balance Sheet Data:
           Goodwill and acquired
           intangibles, net                    $ 112,548     $  89,655      $ 42,356       $ 28,263
           Total assets                          387,108       364,215       313,280        299,187
           Deferred stock compensation          (  8,931)     ( 28,574)      (12,541)      ( 26,634)
           Accumulated deficit                  (134,400)     (137,650)      (65,541)      ( 65,541)
           Total stockholders' equity            299,804       276,911       266,262        252,169

          The accompanying revised and unaudited interim condensed consolidated financial statements of webMethods reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

          The results of the interim periods presented are not necessarily indicative of the results for the year.

2.        RECENT ACCOUNTING PRONOUNCEMENTS

          In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 6, 1999 and March 15, 2000. Subsequently the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect a material effect on the Company's financial position, results of operations or cash flows as a result of SAB 101.

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

          In March 2000, FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption did not have a material impact on the Company's financial position or results of operations

3.        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

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
                                                   ============  ============

4.        SEGMENT INFORMATION

    The Company markets it products in the United States and in foreign countries. Information regarding geographic areas for the three and six months ended September 30, 2000 and 1999 are as follow:

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                     REVENUES                2000           1999              2000           1999
                  --------------         ------------   ------------      ------------   ------------
                  North America.         $ 43,487,936   $  9,743,109      $ 77,304,528   $ 17,935,916
                  Europe........            2,137,790      1,403,409         3,385,757      1,582,878
                  Asia Pacific..              111,389              -           111,389              -
                                         ------------   ------------      ------------   ------------
                        Total...         $ 45,737,115   $ 11,146,518      $ 80,801,674   $ 19,518,794
                                         ============   ============      ============   ============

                                            AS OF            AS OF
                                         SEPTEMBER 30,      MARCH 31,
                  LONG LIVED ASSETS          2000            2000
                  ------------------     ------------    -----------
                  North America.....     $112,398,668    $39,741,400
                  Europe............          707,771        141,812
                  Asia Pacific......           92,645              -
                                         ------------    -----------
                        Total...         $113,199,084    $39,883,212
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

                                                   Three Months Ended       Six Months Ended
                                                   September 30, 1999      September 30, 1999
                                                   ------------------      ------------------
REVENUE:
   As previously reported.....................       $    3,847,518          $    6,886,794
   Active.....................................            7,299,000              12,632,000
                                                   -----------------       -----------------

   As restated................................       $   11,146,518          $   19,518,794
                                                   =================       =================

NET LOSS
   As previously reported.....................       $   (4,093,405)         $   (4,413,968)
   Active.....................................           (2,800,494)             (5,900,922)
                                                   -----------------       -----------------

As restated...................................       $   (6,893,899)         $  (10,314,890)
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

          Although revenue has consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products and to recruit and train personnel for our research and development, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of September 30, 2000, had an accumulated deficit of approximately $137.7 million. We believe our success depends on rapidly increasing our customer base, further developing the webMethods B2B and Enterprise software and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development, sales, marketing and professional services. As a result, we expect to continue to incur substantial operating losses for the foreseeable future.

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

          Maintenance. Maintenance revenue increased by approximately $6.3 million, or 333.4%, to $8.2 million for the six months ended September 30, 2000 from $1.9 million for the six months ended September 30, 1999. During the three month period ending September 30, 2000, maintenance revenue increased $3.8 million, or 339.2%, to $4.9 million from $1.1 million for the three month period ending September 30, 1999. This increase is attributable to the increased licensing activity described above. Because a majority of the license contracts include post-contract maintenance and support, an increased level of license revenue as well as renewal maintenance on perpetual licenses results in an increased amount of maintenance revenue recognized ratably over the term of the maintenance agreement.

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

OPERATING EXPENSES

          Sales and Marketing. Sales and marketing expenses increased by approximately $26.9 million, or 182.8%, to $41.6 million for the six months ended September 30, 2000 from $14.7 million for the six months ended September 30, 1999. Sales and marketing expenses increased by approximately $13.4 million, or 153.2%, to $22.1 million for the three months ended September 30, 2000 from $8.7 million for the three months ended September 30, 1999. The increase in sales and marketing expenses is primarily attributable to the continued expenses related to our marketing programs including our B2B Leadership Forum and to a lesser extent to the increase in the number of sales and marketing employees. We believe that these expenses will continue to increase in absolute dollar amounts in future periods as we continue to expand its sales and marketing efforts.

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

          Merger Related Expenses. In connection with the merger with Active, we expensed $34.0 million in merger related expenses during the period ending September 30, 2000.

         Amortization of Deferred Stock Compensation. Certain options granted to employees have been treated as compensatory because the estimated fair value for accounting purposes was greater than the exercise price as determined by our Board of Directors on the date of grant. In addition, in connection with the acquisition of Alier, Premier and Translink, certain restricted stock has been treated as deferred stock compensation and is being amortized over the vesting period of the stock restriction is in place. Amortization of deferred stock compensation increased by approximately $6.2 million, or 2,039.2% to $6.5 million for the three months ended September 30, 2000, from $303,000 for the three months ended September 30, 1999. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 48 months. The increase in amortization in the three months ended September 30, 2000 is also due to acceleration of options of former Active employees upon closing of the merger, which caused a one time acceleration of the deferred stock related to those options.

          Amortization of Goodwill and Acquired Intangibles. In connection with the acquisition of Alier, Premier and Translink and based on independent valuations, we allocated the purchase price to goodwill, acquired intangibles and in-process research and development. Goodwill and acquired intangibles are being amortized over their useful lives of one to three years. We amortized $20.3 million in the six months ended September 30, 2000.

INTEREST INCOME, NET

          Interest income, net increased by approximately $6.7 million, or 1182.8%, to $7.3 million for the six months ended September 30, 2000 from $573,000 for the six months ended September 30, 1999. Interest income, net increased by approximately $3.7 million, or 795.5%, to $4.1 million for the three months ended September 30, 2000 from $445,000 for the three months ended September 30, 1999. This increase is attributable to increases in interest income that resulted from the approximately $169.4 million in net cash proceeds that we generated from the issuance of common stock in our initial public offering and the concurrent private placement in February 2000.

          In-process research and development. In-process research and development was expensed upon consummation of the Transline acquisition as it had not reached technological feasibility and, in the opinion of management, has no alternative future use. For the six months ended September 30, 2000, $2.3 million was expensed related to In-process research and development.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations through an initial public offering of our common stock which was completed on February 10, 2000, private sales of mandatorily redeemable, convertible preferred stock, resulting in net proceeds from inception to March 31, 2000, and, to a lesser extent, through bank loans and equipment leases. As of September 30, 2000, we had approximately $88.1 million in cash and cash equivalents, approximately $94.3 million in short-term investments, approximately $27.6 million in long-term investments and approximately $154.3 million in working capital.

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

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND KEY PERSONNEL MAY NOT ALWAYS REMAIN WITH US.

          Our success depends upon the continued service of our executive officers and other key employees, and none of these officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Phillip Merrick, our Chairman of the Board and Chief Executive Officer, and R. James Green, our Chief Technology Officer and Executive Vice President of Product Development, would be particularly difficult to replace. Our future success will also depend in large part on our ability to attract and retain experienced technical, sales, marketing and management personnel.

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

                           PART II OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of September 30, 2000, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

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

In addition, a plurality of the shares present in person or represented by proxy at the annual meeting re-elected Robert Cook, Robert Vasan and Chase Bailey as Class I directors of the Company's board of directors; and

The holders of two-thirds of the outstanding shares of webMethods common stock approved an amendment to the Company's Fifth Amended and Restated Certificate of Incorporation;

Item 5. Other Information

     On November 14, 2000, Chase Bailey, one of the Company's directors, submitted his resignation. Mr. Bailey cited personal reasons for his resignation. His term on the Board would have expired in 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.1* Agreement and Plan of Merger dated as of May 20, 2000, by and among the Registrant, Wolf Acquisition, Inc. and Active Software, Inc.***

     3.1* Fifth Amended and Restated Certificate of Incorporation, as amended***

     3.2*     Amended and Restated Bylaws of the Registrant**

     10.1*    Second Amended and Restated Investor Rights Agreement**

     10.2*    Stock Option Plan, as amended***

     22.0* Information regarding matters submitted to vote of security holders***

     27.0*    Financial Data Schedule*

* Previously filed with original Quarterly Report on Form 10-Q for the period ended September 30, 2000

** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-91309)

*** Incorporated by reference to the the Registrant's definitive Proxy Statement filed on Schedule 14A on July 21, 2000 (File No. 001-15681)

(b)  Reports on Form 8-K

       The following Current Reports on Form 8-K have been filed during the period for which this report has been filed:

       August 23, 2000, Item 2: Reported completion of the merger between a wholly owned subsidiary of the Registrant and Active Software, Inc. and results of the Registrant's annual meeting.

       September 25, 2000, Item 5: Reported creation of the webMethods Ariba Supplier Network.

       December 20, 2001, Item 5: Consolidated Financial Results restated to reflect merger of Active Software.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January __, 2001                       By: /s/ Phillip Merrick
                                                 -------------------------------
                                                     Phillip Merrick
                                                     Chief Executive Officer

Date: January __, 2001                       By: /s/ Mary Dridi
                                                 -------------------------------
                                                     Mary Dridi
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                     Officer)