Form 10-Q
period 2000-12-31
WEBMETHODS INC
filed 2001-02-14
CIK 1035096

================================================================================

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000

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

                                 ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of January 31, 2001, 47,861,700 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                                WEBMETHODS, INC.
                        QUARTERLY REPORT ON FORM 10-Q
            FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

                   Part I.   Financial Information
                     Item 1 Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited) and March 31, 2000 Condensed Consolidated Statements of Operations (unaudited) -
                             Three and nine months ended December 31, 2000 and 1999
                             Condensed Consolidated Statements of Cash Flows (unaudited) -
                             Nine months ended December 31, 2000 and 1999
                             Notes to Condensed Consolidated Financial
                             Statements (unaudited)
                     Item 2 Management's Discussion and Analysis of Financial Condition And Results of Operations
                     Item 3 Quantitative and Qualitative Disclosures about Market Risk

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

PART I

ITEM 1: FINANCIAL STATEMENTS

                                WEBMETHODS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,         MARCH 31,
                                                                         2000               2000
                                                                    -------------      -------------
                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...................................     $  99,869,892      $ 171,716,075
  Marketable securities available for sale ....................        82,966,340         25,255,901
  Accounts receivable, net of allowances of $3,060,230 and
     $1,058,000, respectively .................................        42,656,387         18,578,340
  Prepaid expenses and other current assets ...................        10,684,351          6,615,330
                                                                    -------------      -------------
          Total current assets ................................       236,176,970        222,165,646
Marketable securities available for sale ......................        40,841,176         37,137,889
Property and equipment, net ...................................        13,765,744          6,309,693
Goodwill and acquired intangibles, net ........................        79,044,942         28,262,683
Other assets ..................................................        13,240,639          5,310,836
                                                                    -------------      -------------
          Total assets ........................................     $ 383,069,471      $ 299,186,747
                                                                    =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................     $   9,584,516      $   4,207,708
  Accrued expenses ............................................        15,438,137          7,322,566
  Accrued salaries and commissions ............................        12,352,145          8,034,904
  Deferred revenue ............................................        45,030,319         20,333,862
  Current portion of capital lease obligations ................           892,269            148,026
  Current portion of notes payable and lines of credit ........                --            762,217
                                                                    -------------      -------------
          Total current liabilities ...........................        83,297,386         40,809,283
                                                                    -------------      -------------
  Capital lease obligations, net of current portion ...........         1,493,467            426,145
  Long-term obligations, less current portion .................                --            267,212
  Long term deferred revenue ..................................        21,874,173          5,515,103
                                                                    -------------      -------------
          Total liabilities ...................................       106,665,026         47,017,743
                                                                    -------------      -------------

Stockholders' equity
  Common stock, $0.01 par value; 500,000,000 shares
     authorized; 47,779,268 and 45,429,400 shares issued and
     outstanding ..............................................           477,792            454,294
  Additional paid-in capital ..................................       449,602,509        344,019,296
  Deferred stock compensation .................................       (23,819,131)       (26,633,918)
  Accumulated deficit .........................................      (150,317,931)       (65,541,247)
  Accumulated other comprehensive income (loss) ...............           461,206           (129,421)
                                                                    -------------      -------------
          Total stockholders' equity ..........................       276,404,445        252,169,004
                                                                    -------------      -------------
          Total Liabilities and stockholders' equity ..........     $ 383,069,471      $ 299,186,747
                                                                    =============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                                WEBMETHODS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------   ------------------------------
                                                                        2000             1999             2000             1999
                                                                   -------------    -------------    -------------    -------------
 Revenue:
   License .....................................................   $  43,426,135    $  13,575,397    $  99,835,084    $  27,156,747
   Professional services .......................................       8,780,365        2,509,196       24,964,202        6,552,525
   Maintenance .................................................       7,175,311        1,510,583       15,384,199        3,404,698
                                                                   -------------    -------------    -------------    -------------
           Total revenue .......................................      59,381,811       17,595,176      140,183,485       37,113,970
                                                                   -------------    -------------    -------------    -------------
 Cost of revenue:
   License .....................................................       1,658,433          752,512        3,963,797        1,873,426
   Professional services and maintenance
     (exclusive of amortization of deferred stock compensation
     of $269,787 and $92,170 for the three months ended December
     31, 2000 and 1999, respectively, and $1,016,163 and $157,726 for the nine months ended December 31, 2000 and 1999,
     respectively) .............................................      12,533,312        4,047,095       33,393,250        9,028,732
                                                                   -------------    -------------    -------------    -------------
           Total cost of revenue ...............................      14,191,745        4,799,607       37,357,047       10,902,158
                                                                   -------------    -------------    -------------    -------------
 Gross profit ..................................................      45,190,066       12,795,569      102,826,438       26,211,812
                                                                   -------------    -------------    -------------    -------------
 Operating expenses:
   Sales and marketing (exclusive of amortization of deferred stock compensation of $1,059,836 and $225,454 for the three months ended December 31, 2000 and 1999, respectively, and
     $4,093,007 and $533,566 for the nine months ended December
     31, 2000 and 1999, respectively) ..........................      27,317,156       12,412,109       68,893,181       27,113,667
   Research and development (exclusive of amortization of
     deferred stock compensation of $3,006,680 and $124,443 for the three months ended December 31, 2000 and 1999,
     respectively, and $9,396,343 and $290,789 for the nine
     months ended December 31, 2000 and 1999, respectively) ....      12,774,043        4,127,267       31,307,242        9,677,921
   General and Administrative (exclusive of amortization of
     deferred stock compensation of $401,921 and $241,305 for
     the three months ended December 31, 2000 and 1999,
     respectively, and $1,573,866 and $306,291 for the nine
     months ended December 31, 2000 and 1999, respectively) ....       5,929,126        2,926,128       14,935,245        6,372,660
   Merger related expenses .....................................              --               --       34,039,218               --
   Amortization of deferred stock compensation .................       4,738,224          683,372       16,079,379        1,288,372
   Amortization of goodwill and acquired intangibles ...........      10,604,063               --       30,887,800               --
   In-process research and development .........................              --               --        2,311,000               --
                                                                   -------------    -------------    -------------    -------------
           Total operating expenses ............................      61,362,612       20,148,876      198,453,065       44,452,620
                                                                   -------------    -------------    -------------    -------------
 Operating loss ................................................     (16,172,546)      (7,353,307)     (95,626,627)     (18,240,808)
 Interest income, net ..........................................       3,504,621          796,227       10,849,943        1,368,838
                                                                   -------------    -------------    -------------    -------------
      Net loss .................................................     (12,667,925)      (6,557,080)     (84,776,684)     (16,871,970)
 Accretion and accrued dividends related to
   mandatorily redeemable preferred stock ......................              --        8,980,928               --        9,789,810
                                                                   -------------    -------------    -------------    -------------
      Net loss attributable to common shareholders .............   $ (12,667,925)   $ (15,538,008)   $ (84,776,684)   $ (26,661,780)
                                                                   =============    =============    =============    =============
 Basic and diluted net loss per common share ...................   $        (.27)   $       (0.82)   $       (1.82)   $       (1.89)
                                                                   =============    =============    =============    =============

 Shares used in computing basic and diluted net
    loss per common share ......................................      47,217,615       18,855,365       46,618,217       14,110,293
                                                                   =============    =============    =============    =============

 Comprehensive loss:
      Net loss .................................................   $ (12,667,925)   $ (15,538,008)   $ (84,776,684)   $ (26,661,780)
      Other comprehensive loss:
           Unrealized gain (loss) on securities available for
             sale ..............................................         559,563          (32,897)         906,663          (39,692)
           Foreign currency cumulative translation
             adjustment ........................................        (414,561)              --         (316,036)              --
                                                                   -------------    -------------    -------------    -------------
           Total comprehensive loss ............................   $ (12,522,923)   $ (15,570,905)   $ (84,186,057)   $ (26,701,472)
                                                                   =============    =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                WEBMETHODS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED DECEMBER 31,
                                                                    2000                1999
                                                              --------------       -------------
Cash flows from operating activities:
  Net loss ..............................................      $ (84,776,684)      $ (16,871,970)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization ......................          2,681,265             855,960
     Provision for bad debts and returns ................          2,720,255             609,000
     Provision for warranty .............................             87,919             165,000
     Expense related to fair value of options
       issued to non-employees ..........................                 --             690,461
     Loss on disposal of equipment ......................             43,962               3,000
     Amortization of deferred stock compensation ........         16,079,379           1,288,372
     Amortization of goodwill and acquired
       intangibles ......................................         30,887,800                  --
     Write off of in-process research and development ...          2,311,000                  --
  Increase (decrease) in cash resulting from
     changes in assets and liabilities:
     Accounts receivable ................................        (26,199,305)         (9,792,531)
     Prepaid expenses and other current assets ..........         (3,527,886)         (2,051,231)
     Other assets .......................................         (8,233,294)            355,642
     Accounts payable ...................................          5,105,120             461,663
     Accrued expenses ...................................          8,031,994           3,401,593
     Accrued salaries and commissions ...................          4,356,625           3,749,875
     Deferred revenue ...................................         40,566,893           9,846,315
                                                               -------------       -------------
     Net cash used in operating activities ..............         (9,864,957)         (7,288,851)
                                                               -------------       -------------
Cash flows from investing activities:
  Purchases of property and equipment ...................         (7,794,093)         (2,626,580)
  Acquisition of business net of cash acquired ..........         (4,740,879)                 --
  Net purchases of marketable securities available
  for sale ..............................................        (60,630,457)        (32,850,401)
                                                               -------------       -------------
     Net cash used in investing activities ..............        (73,165,429)        (35,476,981)
                                                               -------------       -------------
Cash flows from financing activities:
  Payments on capital leases ............................           (516,193)                 --
  Repayments under notes and lines of credit ............         (1,029,429)           (145,666)
  Proceeds from exercise of stock options and stock
     issued under the ESPP ..............................         12,951,585              90,622
  Proceeds from issuance of common stock ................                 --          40,389,000
  Proceeds from issuance of preferred stock .............                 --          28,852,174
  Issuance costs related to preferred stock
     offerings ..........................................                 --            (195,839)
                                                               -------------       -------------
     Net cash provided by financing activities ..........         11,405,963          68,990,291
                                                               -------------       -------------
Effective of exchange rate on cash ......................           (221,760)
Net decrease in cash and cash equivalents ...............        (71,846,183)         26,224,459
Cash and cash equivalents at beginning of period ........        171,716,075           8,873,666
                                                               -------------       -------------
Cash and cash equivalents at end of period ..............      $  99,869,892       $  35,098,125
                                                               =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                WEBMETHODS, INC..

              NOTES TO CONDENSED CONSOLITATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                   (UNAUDITED)

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 6, 1999 and March 15, 2000. Subsequently the SEC released SAB 101B, which further delayed the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect a material effect on the Company's financial position, results of operations or cash flows as a result of SAB 101.

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

                                                              NINE MONTHS ENDED
                                                                 DECEMBER 31,
                                                          --------------------------
                                                               2000              1999
                                                          ------------       ------------
        Cash paid during the period for interest          $    129,211       $     84,187
                                                          ============       ============
        Non-cash investing and financing activities
            Accretion and accrued dividends related
              to mandatorily redeemable preferred stock   $         --       $ 10,598,692
                                                          ============       ============
            Equipment purchased under capital lease       $  2,301,631       $    668,545
                                                          ============       ============
            Change in net unrealized gain (loss) of
              marketable securities                       $  1,450,660       $    (37,560)
                                                          ============       ============
            Issuance of common stock and options for
              business acquisitions                       $ 92,671,316       $         --
                                                          ============       ============

4.      SEGMENT INFORMATION

        The Company markets it products in the United States and in foreign countries. Information regarding geographic areas for the three and nine months ended December 31, 2000 and 1999 are as follow:

                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                 DECEMBER 31,                     DECEMBER 31,
                       -----------------------------     -----------------------------
     REVENUES              2000             1999             2000             1999
- ------------------     ------------     ------------     ------------     ------------
 North America ...     $ 52,142,710     $ 15,634,418     $129,447,238     $ 33,570,334
 Europe ..........        5,773,729        1,960,758        9,159,486        3,543,636
 Asia Pacific ....        1,465,372               --        1,576,761               --
                       ------------     ------------     ------------     ------------
       Total .....     $ 59,381,811     $ 17,595,176     $140,183,485     $ 37,113,970
                       ============     ============     ============     ============

                              AS OF            AS OF
                          DECEMBER 31,       MARCH 31,
    LONG LIVED ASSETS         2000             2000
    -----------------     ------------     ------------
    North America ...     $104,825,378     $ 39,741,400
    Europe ..........        1,001,443          141,812
    Asia Pacific ....          224,504               --
                          ------------     ------------
          Total .....     $106,051,325     $ 39,883,212
                          ============     ============

5.      ACTIVE MERGER

        On August 15, 2000 the Company completed a merger with Active Software, Inc. ("Active Software"), a publicly held software company based in Santa Clara, California that develops and markets software products for businesses that allow users to integrate incompatible software applications across their extended enterprises of customers, suppliers and partners. Active stockholders received
 .527 shares of common stock of webMethods for each share of stock of Active common stock, or an aggregate of 13.9 million shares. The merger is being accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated as if the Active Merger had occurred as of the beginning of the earliest period presented. Active had a calendar fiscal year end. In connection with the retroactive restatement the financial statements of Active were recast to a March 31 year end to conform to webMethods presentations.

        In April 2000, Active Software acquired Premier Software Technologies, Inc. (Premier), a provider of integration products and services for eCommerce. In connection with this transaction, Active Software issued shares of its common stock and paid cash of $500,000 in exchange for all of the outstanding shares of capital stock of Premier. These shares were converted into 63,929 shares of webMethods common stock in connection with Active Software's merger with webMethods. This acquisition was reflected in the pooled webMethods' consolidated financial statements.

        In April 2000, Active Software acquired TransLink Software, Inc. (TransLink), a provider of high performance mainframe integration solutions for eBusiness. In connection with this transaction, Active Software issued shares of its common stock and paid cash of $4.5 million. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase shares of Active Software's common stock. These shares were converted into 442,365 shares of webMethods common stock in connection with Active Software's merger with webMethods. This acquisition was reflected in the pooled webMethods' consolidated financial statements.

6.      SUBSEQUENT EVENTS

       On February 5, 2001, webMethods acquired Intelliframe Corporation ("Intelliframe"), a wholly owned subsidiary of Computer Network Technology Corporation. Through the acquisition, webMethods acquired Intelliframe, certain technology and Intelliframe's Boston based research and development team. The total purchase price for the acquisition was $31.3 million, of which $8.8 million was paid in cash and $22.5 million was paid in newly issued shares of webMethods' common stock. Since this was primarily an acquisition of research and development, which in the opinion of management has not reached technological feasibility, substantially all of the purchase price is expected to be recorded as a one-time charge to in-process research and development in the fourth quarter ended March 31, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the Company's financial condition and results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the prospectus included in the Company's Current Report on Form 8-K dated December 6, 2000 (File No. 001-15681) and in the Quarterly Report for the period ended September 30, 2000, as amended (File No. 001-15681). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather updates disclosures made in the Company's Current Report on Form 8-K and Quarterly Report for the period ended September 30, 2000.

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

        webMethods was founded in June 1996. In August 2000, we acquired Active Software which was accounted for as a pooling of interest. Active was founded in September 1995. We have grown from 526 employees as of March 31, 2000 to 820 employees as of December 31, 2000. We shipped the first version of webMethods B2B in June 1998 and have released five subsequent versions of webMethods B2B, the most recent of which we began shipping in September 2000. The first version of webMethods Enterprise Server was shipped in August 1996, and ten subsequent versions of the webMethods Enterprise Server have been released since, the most recent of which began shipping in September 2000.

     Our revenue is derived from sales of licenses of our B2B and Enterprise software, professional services and maintenance and support. We generally license our software on a two-year renewable basis. Periodically, we license our software over a different renewable term or on a perpetual basis. License fees are generally billed upon shipment. Maintenance, which includes the right to receive product upgrades on a when-and-if available basis, is generally included in our renewable licenses for the term of the license. Alternatively we include maintenance for the first year of the renewable license and maintenance for the remaining term of the license is optional. Maintenance on perpetual licenses is generally included for the first year of the license. We offer implementation and other professional services on a time and materials basis and training on a fixed fee basis.

        We recognize revenue from the sale of software licenses upon shipment of our software, provided that the fee is fixed and determinable, persuasive evidence of an arrangement exists and collection of the resulting receivable is considered probable. Historically, we have not experienced significant returns or exchanges of our software. We recognize software license revenue over the term of the license if the license requires us to deliver unspecified software during its term or if the license contains extended payment terms we recognize this revenue as payments became due. Maintenance revenue is recognized ratably over the maintenance period. The portion of revenue from the two-year renewable and perpetual licenses that is allocated to maintenance and support is recognized over the term of the maintenance and support period. Amounts billed in advance of revenue recognition are recorded as deferred revenue. Professional services revenue is recognized as the service is performed.

        Our cost of license revenue primarily includes royalties to third parties for software used in our software. Our cost of professional services and maintenance revenue includes salaries and related expenses for our professional services and technical support organizations, costs of third-party consultants we use to provide professional services to customers and an allocation of overhead and recruitment costs.

        Although revenue has consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products and to recruit and train personnel for our research and development, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of December 31, 2000, had an accumulated deficit of approximately $150.3 million. We believe our success depends on rapidly increasing our customer base, further developing the webMethods B2B and Enterprise software and introducing new product enhancements into the marketplace. We intend to continue to invest heavily in research and development, sales, marketing and professional services. As a result, we expect to continue to incur substantial operating losses for the foreseeable future.

        We had 820 full-time employees as of December 31, 2000, and intend to hire more employees in the future. This expansion places significant demands on our management and operational resources. To manage this rapid growth and increase demand, we must invest in and implement scalable operational systems, procedures and controls. We must also be able to recruit qualified candidates to manage our expanding operations. We expect future expansion to continue to challenge management's ability to hire, train, manage and retain our employees.

RECENT DEVELOPMENTS

       On February 5, 2001, webMethods acquired Intelliframe Corporation, a wholly owned subsidiary of Computer Network Technology Corporation ("Intelliframe"). Through the acquisition, webMethods acquired Intelliframe, certain technology and Intelliframe's Boston based research and development team. The total purchase price for the acquisition was $31.3 million, of which $8.8 million was paid in cash and $22.5 million was paid in newly issued shares of webMethods' common stock. Substantially all of the purchase price is expected to be recorded as a one-time charge to in-process research and development in the quarter ended March 31, 2001.

RESULTS OF OPERATIONS

REVENUE

        Total revenue increased by approximately $103.1 million, or 277.7%, to $140.2 million for the nine months ended December 31, 2000 from $37.1 million for the nine months ended December 31, 1999. For the three month period ending December 31, 2000, total revenue increased $41.8 million, or 237.5%, to $59.4 million from $17.6 million for the three month period ending December 31, 1999.

        License. License revenue increased by approximately $72.6 million, or 267.6%, to $99.8 million for the nine months ended December 31, 2000 from $27.2 million for the nine months ended December 31, 1999. For the three month period ending December 31, 2000, license revenue increased $29.8 million, or 219.9%, to $43.4 million from $13.6 million for the three month period ending December 31, 1999. This increase is primarily attributable to an increase in sales to new and existing customers resulting from increased sales force headcount and a growing acceptance of our webMethods B2B and Enterprise software.

        Professional Services. Professional services revenue increased by approximately $18.4 million, or 281.0%, to $25.0 million for the nine months ended December 31, 2000 from $6.6 million for the nine months ended December 31, 1999. For the three month period ending December 31, 2000, professional services revenue increased $6.3 million, or 249.9%, to $8.8 million from $2.5 million for the three month period ending December 31, 1999. This increase is attributable to the increased licensing activity described above, which has resulted in increased customer implementation activity and follow-on professional services.

        Maintenance. Maintenance revenue increased by approximately $12.0 million, or 351.9%, to $15.4 million for the nine months ended December 31, 2000 from $3.4 million for the nine months ended December 31, 1999. For the three month period ending December 31, 2000, maintenance revenue increased $5.7 million, or 375.0%, to $7.2 million from $1.5 million for the three month period ending December 31, 1999. This increase is attributable to the increased licensing activity described above. Because a majority of the license contracts include post-contract maintenance and support, an increased level of license revenue as well as renewal maintenance on perpetual licenses results in an increased amount of maintenance revenue recognized ratably over the term of the maintenance agreement.

COST OF REVENUE

        License. Cost of license revenue increased by approximately $2.1 million, or 111.6%, to $4.0 million for the nine months ended December 31, 2000 from $1.9 million for the nine months ended December 31, 1999. For the three month period ending December 31, 2000, cost of license revenue increased $906,000, or 120.4%, to $1.7 million from $753,000 for the three month period ending December 31, 1999. This increase in the cost of licenses is primarily due to increased sales of our product which incorporates third party technology for which we pay royalties, and to a lesser extent, the amortization of prepaid third party software licensing fees. Gross profit margin on license revenue increased to 96.0% for the nine months ended December 31, 2000 compared to 93.1% for the nine months ended December 31, 1999.

        Professional Services and Maintenance. Cost of professional services and maintenance increased by approximately $24.4 million, or 269.9% to $33.4 million for the nine months ended December 31, 2000 from $9.0 million for the nine months ended December 31, 1999. For the three month period ending December 31, 2000, cost of professional services and maintenance revenue increased $8.5 million, or 209.7%, to $12.5 million from $4.0 million for the three month period ending December 31, 1999. This increase is primarily attributable to increases in the number of professional service and technical support personnel, which increased to 222 people as of December 31, 2000 from 57 people as of December 31, 1999. In addition, subcontractor and travel expenses contributed to the increase in cost of professional services and maintenance for the nine months ended December 31, 2000. Gross profit margin on professional services and maintenance increased to 17.2% of professional services and maintenance revenue for the nine months ended December 31, 2000 compared to 9.3% for the nine months ended December 31, 1999.

GROSS PROFIT

        Gross profit increased by approximately $76.6 million, or 292.3%, to $102.8 million for the nine months ended December 31, 2000 from $26.2 million for the nine months ended December 31, 1999. During the three month period ending December 31, 2000, gross profit increased $32.4 million, or 253.2%, to $45.2 million from $12.8 million for the three month period ending December 31, 1999. The increase is attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance.

OPERATING EXPENSES

        Sales and Marketing. Sales and marketing expenses increased by approximately $41.8 million, or 154.1%, to $68.9 million for the nine months ended December 31, 2000 from $27.1 million for the nine months ended December 31, 1999. Sales and marketing expenses increased by approximately $14.9 million, or 120.1%, to $27.3 million for the three months ended December 31, 2000 from $12.4 million for the three months ended December 31, 1999. The increase in sales and marketing expenses is primarily attributable to the increased spending on marketing programs, and to a lesser extent, to the increase in the number of sales and marketing employees. We believe that these expenses will continue to increase in absolute dollar amounts in future periods as we continue to expand our sales and marketing efforts.

        Research and Development. Research and development expenses increased by approximately $21.6 million, or 223.5%, to $31.3 million for the nine months ended December 31, 2000 from $9.7 million for the nine months ended December 31, 1999. Research and development expenses increased by approximately $8.6 million, or 209.5%, to $12.8 million for the three months ended December 31, 2000 from $4.1 million for the three months ended December 31, 1999. The increase in research and development expenses is attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel and in third party development costs. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, expect research and development expenses to increase significantly in future periods.

        General and Administrative. General and administrative expenses increased by approximately $8.5 million, or 134.4%, to $14.9 million for the nine months ended December 31, 2000 from $6.4 million for the nine months ended December 31, 1999. General and administrative expenses increased by approximately $3.0 million, or 102.6% to $5.9 million for the three months ended December 31, 2000 from $2.9 million for the three months ended December 31, 1999. This increase is primarily attributable to increases in the number of accounting and finance, human resources, and office administration personnel. In addition, professional service fees, corporate insurance, bad debt expense and other general corporate costs increased to support organizational growth. We expect general and administrative costs to continue to increase in absolute dollars as we add personnel to support our expanding operations and incur additional costs related to the growth of our business.

        Merger Related Expenses. In connection with the merger with Active, we expensed $34.0 million in merger related expenses for the nine months ended December 31, 2000.

        Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased by approximately $14.8 million, or 1,148.0% to $16.1 million for the nine months ended December 31, 2000 from $1.3 million for the nine months ended December 31, 1999. Amortization of deferred stock compensation increased by $4.1 million, or 593.4% to $4.7 million for the three months ended December 31, 2000 from $683,000 for the three months ended December 31, 1999. Certain options granted to employees have been treated as compensatory because the estimated fair value of the underlying stock for accounting purposes was greater than the exercise price as determined by our Board of Directors on the date of the grant. In addition, in connection with the acquisition of Alier, Premier and TransLink, certain shareholders of these companies had been given restricted stock which was treated as deferred stock compensation and is being amortized over the vesting period of the stock. These amounts are being amortized over the respective vesting periods of these equity arrangements, generally 48 months. The increase in amortization is also due to acceleration of options of former Active option holders upon closing of the merger, which caused a one time acceleration of the deferred stock related to those options of $1.4 million.

        In-process research and development. In-process research and development was expensed upon consummation of the Translink acquisition as it had not reached technological feasibility and, in the opinion of management, has no alternative future use. For the nine months ended December 31, 2000, $2.3 million was expensed related to in-process research and development.

INTEREST INCOME, NET

        Interest income, net increased by approximately $9.4 million, or 692.6%, to $10.8 million for the nine months ended December 31, 2000 from $1.4 million for the nine months ended December 31, 1999. Interest income, net increased by approximately $2.7 million, or 340.2%, to $3.5 million for the three months ended December 31, 2000 from $796,000 for the three months ended December 31, 1999. This increase is attributable to increases in interest income that resulted from the approximately $169.4 million in net cash proceeds that we generated from the issuance of common stock in our initial public offering and the concurrent private placement in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations through an initial public offering of our common stock which was completed on February 10, 2000, private sales of mandatorily redeemable, convertible preferred stock, resulting in net proceeds from inception to March 31, 2000, and, to a lesser extent, through bank loans and equipment leases. As of December 31 2000, we had approximately $99.9 million in cash and cash equivalents, approximately $83.0 million in short-term investments, approximately $40.8 million in long-term investments and approximately $152.9 million in working capital.

        Net cash used in operating activities was approximately $9.9 million for the nine months ended December 31, 2000, and approximately $7.3 million used in operating activities for the nine months ended December 31, 1999. Net cash used from operating activities in each period reflect increasing net losses and accounts receivable offset in part deferred revenue from customer payments that were not recognized as revenue and, to a lesser extent, increases in accrued expenses.

        Net cash used in investing activities was approximately $73.2 million for the nine months ended December 31, 2000, and approximately $35.5 million for the nine months ended December 31, 1999. Cash used in investing activities reflects purchases of marketable securities available for sale in each period. Capital expenditures were approximately $7.8 million for the nine months ended December 31, 2000 and $2.6 million for the nine months ended December 31, 1999. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans. We expect that our capital expenditures will continue to increase along with our continued use of leasing in the future.

        Net cash from financing activities was approximately $11.4 million for the nine months ended December 31, 2000, and approximately $69.0 million for the nine months ended December 31, 1999. These cash flows in the nine months ended December 31, 2000 primarily reflect net cash proceeds from issuance of shares in the employee stock purchase plan and the proceeds from the exercise of stock options. During the nine months ended December 31, 1999, these cash flows reflect the private sales of mandatorily redeemable, convertible preferred stock in fiscal 1999. In December 1999, we entered into a revolving promissory note to borrow up to a maximum principal amount of $3,000,000 with a maturity date of March 31, 2001. Borrowings under this note are limited to a borrowing base of 75% of eligible accounts receivable. This note bears interest at the bank's prime rate plus 1% per annum. As of December 31, 2000, we had not borrowed against this revolving promissory note. In connection with the revolving promissory note, we obtained a letter of credit totaling $750,000 which expires in June 2001 and relates to the new office lease.

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

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently the SEC released SAB 101B, which further delayed the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. We do not expect a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

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

Item 4. Submission of Matters To a Vote of Security Holders

        Stockholders of the Company holding a majority of the shares present in person or represented by proxy at the annual meeting and entitled to vote took the following actions:

        Approved the issuance of shares of webMethods common stock in connection with the merger of a wholly owned subsidiary of webMethods with and into Active Software, Inc.;

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

                        22.0     Information regarding matters Submitted to Vote of Security
                                 Holders**

                        27.0     Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-91309)

** Incorporated by reference to the the Registrant's definitive Proxy Statement filed on Schedule 14A on July 21, 2000 (File No. 001-15681)

(b)  Reports on Form 8-K

        October 25, 2000, Item 5: Reported registrant's second quarter results including results of the combined operations for the entire quarter resulting from the registrant's acquisition of Active Software, Inc.

        October 30, 2000, Item 5: Reported post-merger unaudited consolidated quarterly financial results in connection with the registrant's acquisition of Active Software, Inc.

        December 30, 2000, Item 5: Reported consolidated financial results from September 1995 to March 31, 2000, restated to reflect the registrant's acquisition of Active Software, Inc.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2001                       By: /s/ Phillip Merrick
                                              -----------------------
                                              Phillip Merrick
                                              President and Chief
                                              Executive Officer

Date: February 14, 2001                       By: /s/ Mary Dridi
                                              ------------------
                                              Mary Dridi
                                              Chief Financial
                                              (Principal Financial
                                              Officer)