Form 10-K
period 2001-03-31
WEBMETHODS INC
filed 2001-06-29
CIK 1035096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

1-15681

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of webMethods Common Stock held by non-affiliates of the registrant as of May 31, 2001, based upon the closing price of webMethods Common Stock on the Nasdaq National Market for such date, was $858,707,762.

      As of June 22, 2001, there were outstanding 49,240,023 shares of webMethods Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive Proxy Statement to be used in connection with webMethods’ annual meeting of stockholders, to be held on August 23, 2001, and to be mailed to stockholders on or about July 16, 2001, are incorporated by reference into Part III of this Form 10-K.

WEBMETHODS, INC.

FORM 10-K

Part I

Item 1.	Business	1

	Overview	1

	Products and Services	9

	Customers	14

	Strategic Relationships	14

	Sales and Marketing	15

	Research and Development	16

	Competition	16

	Intellectual Property and Other Proprietary Rights	17

	Employees	18

	Executive Officers of webMethods	18

	Factors that May Affect Future Operating Results	19

Item 2.	Properties	26

Item 3.	Legal Proceedings	26

Item 4.	Submission of Matters to a Vote of Security Holders	26
Part II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	27

Item 6.	Selected Consolidated Financial Data	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	Overview	30

	Results of Operations	33

	Liquidity and Capital Resources	40

	Recently Issued Accounting Pronouncements	41

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Issues	42
Part III

Item 10.	Directors and Executive Officers of the Registrant	43

Item 11.	Executive Compensation	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management	43

Item 13.	Certain Relationships and Related Transactions	43
Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	44

Signatures		46

PART I

      Some of the information contained in, or incorporated by reference into, this report constitute forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue” and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption “Factors that May Affect Future Operating Results,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

OVERVIEW

      webMethods was organized in Delaware in 1996. We completed our initial public offering in February 2000. Our executive offices are located at 3930 Pender Drive, Fairfax, Virginia 22030 and we have offices across the United States, Europe and Asia. Our telephone number is (703) 460-2500.

      We are a leading provider of infrastructure software and services for comprehensive end-to-end integration solutions that enable our customers to achieve comprehensive automation of business processes by integrating their systems in real time. Our customers use our software, webMethods Enterprise, webMethods B2B, and webMethods Mainframe Integration Server, to integrate business processes among different systems within their enterprise and to work more closely with their customers, suppliers and other business partners through the real-time exchange of information and transactions. We achieve this comprehensive, real-time integration with the webMethods Extended Enterprise Solution Suite (formerly webMethods B2Bi Solutions Suite) software, the first end-to-end solution that operates inside, outside and across corporate firewalls. With the combined functionality of webMethods Enterprise, webMethods B2B, and webMethods Mainframe Integration Server, webMethods Extended Enterprise Solution Suite enables a company not only to integrate its portfolio of existing enterprise applications, but also to extend these applications to its customers, suppliers and other business partners. As a result, a company can exchange information in real time, enabling its business to operate faster and more efficiently and to use intranets and the Internet to conduct electronic transactions internally and with customers, suppliers and business partners. In addition, our software is incorporated into the operation of a number of major industry-backed exchanges.

      webMethods Extended Enterprise Solution Suite permits our customers to rapidly and cost effectively deploy new real-time business-to-business (B2B) e-commerce applications by both integrating their existing internal enterprise systems and by integrating these systems with those of their business partners. For example, webMethods Enterprise can improve supply chain management by automating, without costly custom programming, various internal business processes such as procurement, order processing, inventory management, shipping and fulfillment systems and enterprise resource planning systems. webMethods B2B can improve supply chain management by integrating the processes of our customer with similar processes of its customers, suppliers and business partners. webMethods Mainframe Integration Server enables integration with existing mainframe systems used in Global 2000 organizations. By using webMethods Enterprise software, webMethods Mainframe Integration Server and webMethods

B2B software, either alone or together as part of a comprehensive integration solution, we believe that our customers can:

•	increase return on investment from existing enterprise software systems;

•	increase operational efficiency by reducing internal costs and inefficiencies and streamlining operations;

•	improve supply chain efficiencies through shortened cycle times, lower inventories and reduced error rates;

•	accelerate time-to-market for new products and services by integrating internal applications into a platform and integrating and synchronizing this platform with end-to-end information flow between enterprise applications and customers, suppliers and business partners;

•	strengthen relationships with their customers, suppliers and business partners due to new direct, secure connections across multiple computing platforms, applications and protocols; and

•	create new revenue opportunities due to improved customer retention, improved customer service and the ability to deliver additional value-added services and customized product offerings.

      We market our software globally through a direct sales force and a number of resellers and systems integrators. A key element of our sales and marketing strategy is to leverage relationships with our customers and business partners. We believe that by providing solutions to leading buyers, suppliers, portals and enterprise software and hardware companies pursuing enterprise application integration, or EAI, solutions, business-to-business e-commerce opportunities or comprehensive end-to-end-solutions, our software sales will increase substantially as our technologies become more widely deployed in the marketplace. Our installed base of customers has helped fuel demand for our products by introducing the customers, suppliers and other business partners of our customers to our products.

      webMethods Extended Enterprise Solution Suite, webMethods B2B, webMethods Enterprise and webMethods Mainframe Integration Server, have been licensed to customers in a variety of industries including manufacturing, telecommunications, financial services, shipping and logistics, chemicals and insurance. As of March 31, 2001, we had over 625 customers, including Cisco Systems, Citibank, Compaq Computer, Dell Computer, Dun & Bradstreet, Eastman Chemical, Federal Express, Ford Motor Company, W.W. Grainger, Hewlett-Packard, Lexmark, Lucent, Motorola and Starbucks. In addition, we have established strategic relationships with major industry-backed exchanges, such as Covisint, Aeroxchange, Quadrem, Converge and ForestExpress, to utilize our software to integrate their trading partners. We also have strategic relationships with enterprise application vendors, such as i2 Technologies, J.D. Edwards and SAP AG, that incorporate our technology into their software or resell our software. We have business relationships with other leading independent software vendors and system integrators, including Accenture, Ariba, BEA Systems, Commerce One, Deloitte Consulting, Electronic Data Systems (EDS), IBM Global Services, KPMG Consulting, Oracle, Siebel Systems and others.

Industry Background

     Proliferation and variety of internal applications

      Over the past decade, enterprise computing environments have undergone a significant transformation. This transformation has been driven by accelerating organizational demands for flexibility, efficiency, and speed in order to more effectively respond to a rapidly changing business environment and increasingly global marketplace. In parallel, there has been a shift from in-house, custom development of mission-critical applications to the purchase of these applications and related services from third-party vendors. Packaged applications have spread throughout the enterprise to address many highly strategic business functions, including resource planning, management of supply and distribution networks, customer relationship management, sales force automation, business decision support and e-commerce. In this new corporate environment, a single business process can require access to data and information from many distinct applications, none of which are designed to communicate seamlessly and in real time with the others.

      Companies have invested an enormous amount of financial and technical resources in developing and deploying a broad range of packaged and custom applications. To take full advantage of these investments, it has become critical for companies to efficiently integrate these applications. META Group estimates that the average Fortune 1000 company maintains 49 distinct enterprise applications and spends from one-quarter to one-third of its total information technology budget on integration-related efforts. The complexity of this integration challenge has historically required time-consuming, expensive, custom-developed in-house solutions or third-party specialized consulting and system integration services. More recently, the market for third-party EAI software has emerged to provide this integration capability as a packaged solution. Driven by the increasingly business-critical need for integration, the e-business integration software and service market is projected by IDC to reach a total size of $54 billion by 2005.

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

      Against this backdrop, the explosive emergence of the Internet has further changed the nature and pace of business operations and competition. The Internet has emerged as a crucial medium for electronic commerce. The widespread adoption of the Internet as a business communications platform has created a foundation for business-to-business e-commerce that has already enabled organizations to tap new revenue streams, streamline cumbersome processes, lower costs and improve productivity. Companies are now able to conduct business electronically through an Internet-enabled real-time network of customers, suppliers and partners. As a result, the ability to conduct business electronically has become a critical strategic objective. Companies need to integrate all aspects of their enterprises, including back-office operations and processing, front-office applications, such as sales, marketing and customer service, and supplier management systems, such as planning, sourcing, purchasing, fulfillment and inventory control. For example, a company can now give its suppliers and partners real-time electronic access to its scheduling, billing and inventory information, thereby enhancing communication, reducing operating costs and creating a networked organization that takes advantage of supplier and partner strengths in ways not previously possible. To compete successfully, a company needs an integration platform that allows it to adapt quickly to changing market conditions, accelerate time to market, enhance relationships with customers, suppliers and partners, and reduce operating costs.

      Traditional enterprise applications alone, however, do not readily support business processes beyond the borders of an enterprise. As a result, companies relying only on their enterprise applications have not been able to easily integrate their business processes with those of their customers, suppliers and other business partners to achieve productivity gains.

      We believe the next wave of business innovation will focus on greater collaboration among businesses and the sharing of business processes among members of a business community. Businesses are seeking a comprehensive integration solution that allows them to utilize their existing portfolio of enterprise applications to exchange information and transact business with customers, suppliers and other business partners over the Internet.

      Based on the growth of the Internet and the expectations for growth in e-commerce, we believe the market opportunity for integration software and services is substantial. Research has been conducted to project the size of the integration software market. This research is based on interviews and surveys of industry associations and companies and measures only revenue to be received from Internet commerce sites. According to Forrester Research, revenue generated from business-to-business e-commerce will exceed $2.7 trillion by 2003, representing a far larger market opportunity than business-to-consumer

e-commerce. Forrester Research also estimates that business-to-business e-commerce will account for more than 90% of U.S. e-commerce transactions by 2004. In an attempt to capitalize on this opportunity, businesses are spending heavily to develop the infrastructure to communicate and transact business effectively over the Internet. International Data Corporation, or IDC, projects that the worldwide Internet commerce application market will grow from $444 million in 1998 to over $13 billion in 2003.

     Current approaches to enterprise application integration are inadequate

      We believe that traditional integration and EAI solutions fail to fully capitalize on the benefits of Internet technologies and do not adequately address the challenges of business-to-business integration. These solutions are often inflexible and rigid, lack key functionality, such as security and integration management and monitoring, and do not offer the speed of implementation and time-to-market benefits required in today’s business environment. As a result, we believe that there is a significant opportunity for a vendor who can provide a platform that enables seamless, real-time and efficient integration across the extended enterprise of business-to-business trading partners. This platform needs to provide the following key capabilities:

•	Comprehensive, Robust Solution: a comprehensive, end-to-end solution for extended enterprise integration, inside the enterprise and with business-to-business trading partners and customers over the Internet that does not require substantial custom programming;

•	Dynamic Adaptability: a system designed to adapt quickly and efficiently to changing business operations, rules and processes, and to accommodate change without additional programming;

•	Scalability: a system that easily accommodates a wide range of transaction and data flow volumes across locally and globally-distributed networks;

•	Extensibility: flexibility to allow for the efficient incorporation of, and integration with, evolving technologies;

•	Security: inherent state-of-the-art security and administrative capabilities designed for integration among an enterprise and its customers, suppliers and business partners; and

•	Management and Monitoring: efficient, easy-to-use and centralized management and monitoring of the integration platform and all of its components.

      The variety of computing environments and the inability to share information across those environments have been a major impediment to business-to-business integration. For example, the co-existence of mainframe-based legacy systems and enterprise applications within a single business often makes it difficult to share information internally. More importantly, many organizations’ applications, particularly their enterprise resource planning, or ERP, systems, were not designed to communicate outside of a single enterprise, making business-to-business communication difficult.

      Current integration approaches for business-to-business are costly, problematic and ineffective. For example, traditional electronic data interchange, or EDI, is inflexible because it is based on pre-defined, fixed data formats that are not easily adjusted. EDI usually requires the use of expensive and proprietary communications networks and software and often requires difficult and time-consuming point-to-point integration. In addition, EDI is not readily scalable for large numbers of business partners, and because it is batch processed, it lacks real-time data exchange capability. It has taken years and millions of dollars to implement EDI trading networks among large communities of business partners.

      EAI software and other middleware technologies alone also fail to fully deliver comprehensive integration. These packages integrate systems within a single company, but typically cannot provide the open and scalable inter-company integration that is critical for comprehensive integration. Traditional EAI solutions rely on proprietary, custom architectures and software, which must be implemented by all parties to enable any inter-company usage. It is difficult to convince multiple parties in a trading network to implement the same products or technologies. In addition, EAI solutions experience operating difficulties because many corporate security firewalls do not readily recognize the communications protocols these solutions employ.

      First generation e-business Web sites based on Hypertext Markup Language, or HTML, also do not address the requirements of comprehensive integration. HTML is designed chiefly for the presentation of data, and does not directly support data exchange between the enterprise applications of participating companies. Since these Web sites were designed primarily for human-to-system communication, they are difficult to incorporate into shared multi-company business processes that require system-to-system communication. Achieving this integration usually requires significant re-keying of data from at least one, if not both, parties to a transaction, increasing costs and rates of error. For example, many large companies that procure goods from their suppliers’ Web sites must first enter orders into an internal enterprise application and then completely re-key them into vendors’ Web sites through their Web browsers.

      While recently developed Internet procurement and order management applications often reduce the overall cost of procurement, they do not provide comprehensive integration. These applications generally focus on ordering goods, such as office supplies, that do not become part of a finished product, rather than the procurement of goods that become part of a company’s own products. The automation of procurement over the Internet of goods used to manufacture a product requires inter-company, system-to-system integration of ERP and manufacturing applications.

      A comprehensive integration solution must integrate a company’s internal enterprise applications, while providing companies with integrated direct links to their major customers and suppliers, while also facilitating participation in business-to-business exchanges to leverage their networks of buyers and suppliers. It should also allow companies to offer their business partners the ability to exchange information and conduct transactions across the Internet securely, reliably and in real time, regardless of installed technology infrastructure. To meet the challenges raised by the changing competitive environment, organizations are searching for a solution that provides comprehensive integration. The existing approaches have proven inadequate due to their high cost, inflexibility and inability to easily adapt to large numbers of business partners. In addition, existing approaches have typically encountered difficulties working across many corporate security infrastructures.

The webMethods Solution

      Our solution provides the foundation for a new class of comprehensive end-to-end software integration solutions for companies and industry trading exchanges that can be delivered with shorter, more cost-effective implementation cycles, the ability to scale to large numbers of business partners, and greater security and transactional integrity. webMethods Extended Enterprise Solution Suite is the first end-to-end solution that operates inside, outside and across corporate firewalls. We believe that webMethods Enterprise, webMethods Mainframe Integration Server and webMethods B2B, whether used alone or together as part of a comprehensive end-to-end solution, provide significant benefits to our customers.

      Our EAI solution involves developing, marketing and supporting comprehensive integration software products that enable our customers to more quickly expand and capitalize upon greater business opportunities. webMethods Enterprise software connects a wide range of enterprise applications and systems and provides a comprehensive software platform for integrating these applications with minimal custom programming.

      Increased Operational Efficiency. webMethods Extended Enterprise Solution Suite is critical to the success of customers because it integrates the “last mile” of business processes that may span many partners, companies or divisions inside a company. webMethods Enterprise enables companies to increase their operational efficiency by streamlining operations and providing up-to-date, accurate information in real-time across a complete range of enterprise applications. For example, a company may have an enterprise resource planning system such as SAP, a customer relationship management system such as Siebel as well as custom-developed applications for managing inventory or production. By integrating these systems in real time, we enable customers to ensure that there is consistent, up-to-date information in all systems at all times. This eliminates problems that arise from data inconsistency that can impact quality of customer service and cause delays and inefficiencies in operations. webMethods Enterprise has a broad range of software adapters for integrating with all of the leading enterprise systems and applications so that customers can quickly integrate their internal systems. webMethods Enterprise includes a complete set of visual modeling tools which enable business application analysts to integrate their systems without writing custom code. This is much faster than the custom programming required in competing approaches.

      webMethods Mainframe Integration Server provides a unique capability not found in competing products which enables companies to easily integrate with existing legacy mainframe systems. Because approximately 70% of the world’s structured data resides in mainframe systems, this is a critical differentiator for webMethods and has enabled us to be successful with large Global 2000 organizations. webMethods Mainframe Integration Server provides a non-invasive approach to mainframe integration meaning it does not require extensive programming or changes to the mainframe systems.

      webMethods B2B provides companies with integrated direct links to buyers and suppliers, connects them to major B2B exchanges and enables real-time, interactive communication through the Internet regardless of existing technology infrastructure. The webMethods B2B software provides support for a broad range of current and emerging business-to-business communication standards, including eXtensible Markup Language, or XML, traditional EDI, Open Buying on the Internet, or OBI, and XML-based e-commerce frameworks, such as RosettaNet, cXML, Commerce One’s xCBL and Microsoft BizTalk. With webMethods B2B, the benefits provided by internally focused enterprise applications can be extended beyond a single company to its customers, suppliers and business partners. We also offer our customers the ability to choose varying levels of business partner integration, from minimal integration with a single business partner to full integration across an entire trading network. In addition, because webMethods B2B operates with many disparate systems and supports many different business-to-business communication standards, it can be implemented by multiple business partners without long and expensive implementation cycles or the need for consensus among business partners regarding communication standards. We believe the webMethods Extended Enterprise Solution Suite provides the following compelling and strategic business benefits to our customers:

      New Revenue Opportunities. webMethods Extended Enterprise Solution Suite enables companies to increase market share by allowing them to bring products to market more quickly, and to provide value-added services to their customers. For example, a manufacturer can use our software to make it easier for customers to purchase products by linking a customer’s internal procurement application directly to the manufacturer’s ordering system. Value-added services may also include the provision of data concerning purchased goods for direct incorporation into a customer’s asset management system. In the financial services industry, the ability of webMethods B2B to manage and exchange many XML document formats can be used to create and configure new financial products and services. This capability allows companies to rapidly offer new and more targeted products and services to customers.

      Strengthened Relationships with Customers, Suppliers and Trading Partners. The webMethods Extended Enterprise Solution Suite gives companies the ability to interact directly and securely with a variety of customers, suppliers and other business partners, resulting in improved coordination and decreasing the time it takes to respond to increasingly rapid changes in their markets. For example, to further improve their relationships with their customers, companies may directly link their customer relationship management, or CRM, systems through the webMethods Extended Enterprise Solution Suite. This CRM system integration allows customers to use their own uniform problem reporting systems to enter and track product or service problem reports, which are communicated to their vendors and facilitates the coordination required to resolve open issues. Furthermore, because webMethods Extended Enterprise Solution Suite requires limited customization and does not require all the parties in a trading network to install identical software, trading partners are able to rapidly develop trading networks in a cost effective manner.

      Improved Supply Chain Efficiencies. Achieving a close degree of collaboration with suppliers allows many companies to realize cost efficiencies by outsourcing a significant share of their manufacturing. With or without an outsourcing strategy, companies can use our software to achieve significant cost savings and productivity enhancements by reducing cycle times, lowering inventories and reducing error rates through the real-time exchange of information. Closer integration with their suppliers and buyers helps our customers improve their planning and forecasting capabilities. Additionally, our customers can use webMethods Extended Enterprise Solution Suite to gain the competitive advantage of providing their customers with real-time pricing and availability information for key products and services. For example, webMethods Extended Enterprise Solution Suite can enable a company to automatically check the availability of a requested item in its supplier’s inventory and relate pricing, availability and shipping information directly to its customer. An order for the requested item could then be automatically entered directly into the supplier’s order processing system. For suppliers, direct receipt of orders in this way means the order can reach the supplier’s manufacturing operation in minutes, compared to the hours or days taken when the order is received by fax or EDI.

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

The webMethods Growth Strategy

      Our objective is to enhance our position as a leading global provider of integration infrastructure software and services that enable companies to easily and effectively link their existing business applications and share data in real time over the Internet. To achieve this goal, we are pursuing the following strategies:

      Leverage Customers and Partners as Distribution Channels. We believe that because we provide solutions to some of the leading e-commerce buyers, suppliers, business-to-business exchanges and enterprise software and hardware companies, our product sales benefit from a multiplier effect as our customers expose more of their business partners to our solution. As of March 31, 2001, we had over 625 customers including Cisco Systems, Citibank, Compaq Computer, Dell Computer, Dun & Bradstreet, Eastman Chemical, Federal Express, Ford Motor Company, W.W. Grainger, Hewlett Packard, Lexmark, Lucent, Motorola and Starbucks. We also have strategic relationships with major industry-backed exchanges, such as Covisint, Aeroxchange, Quadrem, Converge, and ForestExpress, to utilize our software to operate their trading networks. The members of, and investors in, those exchanges are Global 2000 companies that place significant weight on the technical decisions of the exchange and may purchase additional licenses or licenses for other webMethods products as a result of use of our products on the trading networks.

      We also have strong relationships with leading enterprise application software providers, including i2 Technologies, J.D. Edwards and SAP AG, who tightly integrate and distribute webMethods products with their software. For example, our relationship with SAP provides SAP’s customers with the SAP Business Connector, an OEM version of webMethods B2B used to integrate SAP applications. SAP and webMethods jointly target these customers to sell the full webMethods Extended Enterprise Solution Suite, which supports integration of non-SAP applications. In addition, SAP can resell certain webMethods products to both SAP and non-SAP customers, as well as receive referral fees for leads provided to webMethods. As another example, i2 Technologies has selected webMethods as their preferred integration platform, and has licensed webMethods software to tightly integrate with their applications. i2 sales representatives can sell both the integrated software as well as the full range of webMethods products. We believe these relationships, and similar relationships with J.D. Edwards, Broadvision and others, are unique in nature and provide a competitive advantage for webMethods. We also have relationships with other leading enterprise application software providers, including Ariba, BEA Systems, Commerce One, Hewlett-Packard, Oracle and Siebel Systems.

      In addition, we have expanded and strengthened our partnerships with major system integrators in order to provide services and sales leverage to our software product-based business model. We have established a series of formal partnerships with system integrators, such as Accenture, American Management Systems, Inc., Computer Services Corporation, Deloitte Consulting, Electronic Data Systems, IBM Global Services and KPMG Consulting, Each of these partners has established a formal webMethods practice, thus increasing dramatically the number of webMethods–trained resources available through our system integrator partners. As a result of this expanded knowledge base, as well as joint implementation successes, these partnerships and alliances have resulted in a virtual extension of our direct sales force. In addition, through joint promotional and selling efforts with these partners, we are able to reach a broader range of customers than would be possible through our sales force alone. These relationships also enable us to focus on being the provider of business-to-business integration software and leveraging our unique capabilities and technologies while providing our customers with a comprehensive solution and enabling us to scale our business more quickly, effectively and inexpensively.

      Extend Technology and Product Leadership and Provide a Complete Integration Solution. We believe that we have developed the broadest and most comprehensive integration software currently available, supporting more application-to-application, business-to-business and mainframe integration protocols and data format standards than any competing product. We provide one of the most extensive libraries of integration adapters to enable our customers to achieve the highest levels of productivity when integrating systems within their enterprise or with their business partners. We have been a pioneer in the application of XML and Java technologies for all areas of integration and e-commerce. We intend to continue investing in research and development and to remain actively involved with industry standards bodies to ensure that our products incorporate developing technology and industry standards. We also intend to increase the performance, functionality and ease of use of our software by integrating new technologies and supporting a wider range of enterprise applications. In the future, we may acquire technology or businesses that enhance or complement our technology.

      We recognize that solving the integration challenges facing our customers is critical to the continued success of their businesses. Our approach is designed to help them meet those challenges by offering a comprehensive integration solution that is capable of integrating all key information system resources of our customers, as well as those of their business partners. We expect to continually add to the depth and breadth of the entire webMethods integration platform, always with the ultimate objective of making integration faster and easier for our customers. For application-to-application integration, the webMethods integration platform incorporates a high-speed information broker, intelligent adapters and management facilities necessary to provide a robust platform for integrating applications that require extremely high-speed exchange or synchronization of data. In addition, we have developed a methodology that enables our customers to develop a focused integration strategy and implementation plan. This methodology is accompanied by pre-built standard integration processes that can be readily customized and deployed.

      In November 2000, we began offering as a service webMethods Partner Connect (formerly B2B.com), the first platform for rapid trading partner integration, and webMethods for Trading Networks, a new product with enhanced functionality allowing organizations to grow and manage large diverse trading networks.

      Our key technical personnel have been recognized as innovators in integration, middleware and networking technologies. We believe that the recognition by industry analysts and the media of our technical achievements is important in increasing market awareness and generating business referral opportunities. In addition, we understand that our customers’ success is paramount and we partner with a variety of third parties whose capabilities both complement and augment our own in order to assist our customers in rapidly delivering successful business results.

      Leverage Professional Services Capabilities. We have established strong relationships with our customers by designing and developing successful integration solutions for them. In order to continue this, we plan to continue to expand our direct professional services capabilities by increasing the number of professional services consultants and adding additional service locations. In addition, we intend to offer quality professional services through third-party alliances. We continue to develop additional relationships with major system integrators and consulting partners, including Accenture, KPMG Consulting, Deloitte Consulting and EDS, all whom have created dedicated business practices around our solutions. We believe that developing these relationships will provide us with the ability to manage multiple concurrent, large-scale projects while maintaining our commitment to quality service. We intend to commit significant resources, both financial and personnel, to providing professional services support to selected customers that are implementing enterprise EAI backbones and private exchanges. We believe that devoting significant resources to these key relationships will lead to increased opportunities to license additional software to these customers and their business partners. Creating a strong base of successful and high profile customers is essential to the continued growth of our business.

      Expand Global Sales Efforts. We are aggressively pursuing a global, multi-channel distribution strategy that leverages both our direct sales force and our relationships with resellers, systems integrators and international distributors. We currently have more than 30 offices around the world, including more than 20 offices in North America and sales and support offices in Australia, England, France, Germany, Hong Kong, Japan, Korea, Mexico, the Netherlands, Singapore and Taiwan. We expect to continue expanding our international presence by establishing additional overseas offices in Europe, Asia and Australia and expanding our indirect sales channels in Europe and Asia. In addition, we plan to increase our customer and partner base through aggressive sales and marketing campaigns and by conducting joint marketing efforts with some of our customers and partners. As of March 31, 2001, we had 399 employees dedicated to sales and marketing.

      Continue to Emphasize Renewable License Model. While most software providers only license their software on a perpetual basis, we offer renewable term licenses to our customers as our preferred licensing model. At the end of the license term, customers can either renew for another term with a new license fee due or terminate their license. We believe that, because of the critical nature of the services performed by our software, a majority of the licenses will be renewed, which will provide future license revenues upon renewal of the licenses.

      Facilitate broad acceptance and deployment of webMethods’ Extended Enterprise Solution Suite. Our objective is to establish the webMethods Extended Enterprise Solution Suite as the integration software of choice across multiple industries. To facilitate this broad acceptance, we have designed our platform to be open, extensible and broadly applicable to many different markets. For example, we have licensed webMethods Enterprise or webMethods B2B to leading enterprises in the financial services, technology, telecommunications, government, utilities, retail, manufacturing and transportation industry sectors.

PRODUCTS AND SERVICES

      webMethods Extended Enterprise Solution Suite contains features that help integrate internal applications, business partners, exchanges, buyers and suppliers into online trading networks. Our software helps companies directly integrate with their business partners while also participating in business-to-business exchanges. Our software supports a broad range of current and emerging standards for business-to-business communications, including XML, traditional EDI, OBI and XML-based e-commerce frameworks such as Commerce XML, xCBL and FpML. In addition, webMethods B2B provides support for and interoperability with EDI applications as well as leading enterprise applications and systems.

Product Architecture and Technology

      webMethods Extended Enterprise Solution Suite offers a complete platform for automating business processes that span any system, application, division or company. It provides a complete end-to-end solution for integration inside the enterprise as well as with trading partners and customers over the Internet. webMethods Extended Enterprise Solution Suite has been designed to allow our customers to achieve internal integration as well as integration with business partners in less time, at lower cost and with fewer alterations to their existing applications than current alternatives.

      Scalability, Performance and Reliability. The webMethods integration platform has been designed to handle thousands of simultaneous integration connections and service a high volume of transactions among those many connections. Using a clustered multi-server, multi-threaded architecture, the software’s performance is optimized for multi-processor systems, and supports high-volume server-side processing of business documents. For e-commerce implementations, a customer and their business partners that are both running webMethods B2B can take advantage of guaranteed delivery features that ensure that critical messages or business documents get delivered from one partner to another.

      Reusable Integration Services Architecture. The webMethods integration platform is built around a reusable architecture for application-to-application, business-to-business and mainframe integration services, which models business processes and operations such as purchase order submission and order tracking. The webMethods integration platform includes graphical development tools permitting integration services to be reused and combined across multiple trading partner relationships.

      Support for Large Numbers of Trading Partners. webMethods B2B includes features that allow companies to readily manage deployments across a large number of trading partners. For instance, a package replication feature allows an administrator to bundle a set of business-to-business service definitions, code and data transformations that provide a certain business-to-business capability, such as order receipt, into a package that can be automatically replicated across an entire network of business partners.

      Security. The webMethods integration platform contains a comprehensive set of security features that enable enterprises to utilize their intranet, extranets or the public Internet to transmit proprietary information with confidence. These features can provide security even if the webMethods integration platform is used by only one party to a transaction. The software includes X.509 digital certificates, RSA public key encryption and SSL encryption, which are ways to encode information transmitted over the Internet to make it unintelligible to all but intended recipients, and access control lists to ensure authentication, authorization and data privacy. In addition, because all communications sent through the webMethods B2B Integration Server can be sent through public Internet connections using HTTP, which passes through corporate firewalls, the business partners of our customers are not required to modify their applications’ security features.

      Our product offerings are summarized below.

  webMethods Enterprise Products

      We market the webMethods Enterprise platform as a part of the webMethods Extended Enterprise Solution Suite as well as a on a standalone basis. Our integration methodology provides a framework for accelerating integration projects implemented by our customers and system integrator partners.

      webMethods Enterprise consists of a number of products that work together to provide our customers with a comprehensive enterprise integration or EAI solution. These products include the webMethods Enterprise Business Integrator for graphically modeling integration projects; the Information Broker, which provides the underlying technology for integrating different sources of data in real time; Intelligent Adapters, which provide dynamic connectivity to applications and systems; and Graphical Management and Monitoring Tools, which make the integration platform easy to deploy, manage and maintain.

      webMethods Business Integrator. The webMethods Business Integrator is a visual modeling tool that automates the design, development and deployment of end-to-end business processes. Once the design for integration is complete, the webMethods Business Integrator automatically generates the underlying code and runtime system, enabling customers to focus on business process issues, not technical complexities. The webMethods Business Integrator implements the webMethods Enterprise integration methodology and eliminates much of the custom programming involved in integrating complex systems.

      webMethods Enterprise Information Broker. The Information Broker is the central component of the webMethods Enterprise platform. The Information Broker resides on a server and mediates requests to and from applications, providing essential queuing, filtering, routing and storage of information in a secure manner. The Information Broker ensures that events are delivered once, and only once. webMethods Enterprise’s scalable architecture simplifies systems integration because all collaborating applications communicate through the Information Broker, rather than in a more complex point-to-point fashion.

      Information Broker Options. Our customers may choose the following Information Broker options, which increase functionality and enhance the ability of webMethods Enterprise to support mission-critical eBusiness integration projects:

•	The Multi-Broker Option enables an unlimited number of Information Brokers to be configured to provide information sharing and automatic information delivery throughout the enterprise, including its network of customers, suppliers and business partners. Multiple Information Brokers collaborate to provide a single integrated system that efficiently delivers information among applications.

•	The High Availability Option ensures uninterrupted availability without data loss through server outages.

•	The Secure Socket Layer, or SSL, Option enables customers to send encrypted data with digital signature authentication.

      webMethods Enterprise Intelligent Adapters. Intelligent Adapters connect individual software applications to the webMethods Enterprise platform. Our partners and we have developed a large number of Intelligent Adapters that work with many enterprise applications and systems, including:

•	front-office and eCommerce applications, including those from Clarify, Inc., Siebel Systems, Inc. and InterWorld Corporation;

•	back office enterprise applications, including those from PeopleSoft, Inc. and SAP;

•	relational databases, including those from IBM (DB2), Informix Corporation, Microsoft Corporation (SQL Server), Oracle Corporation and Sybase, Inc.;

•	custom applications developed using ActiveX, C, C++, CORBA, Java and XML Languages.

      Our breadth of Intelligent Adapters enables easier and faster integration of additional applications to an eBusiness integration solution or project. The wide range of Intelligent Adapters available from webMethods and our partners give webMethods Enterprise a scope of integration not available from other integration solution providers. We believe that our webMethods Enterprise Intelligent Adapters are also more configurable and adaptable than approaches available from other vendors. webMethods Enterprise

Intelligent Adapters enable new functionality in the integrated application to become immediately and automatically available to the rest of the system.

      webMethods Enterprise Adapter Development Kit. The webMethods Enterprise Adapter Development Kit enables customers, partners and independent software vendors to create their own custom adapters for the webMethods Enterprise platform, which further extends the capabilities of the webMethods Enterprise platform. Virtually any application can be integrated through the use of custom adapters created with the Adapter Development Kit, thereby ensuring that customers can successfully integrate their current applications, as well as applications which may be developed or acquired in the future.

  webMethods B2B Products

      The webMethods B2B Integration Server, the webMethods B2B Integrator and the set of webMethods B2B Integration Modules comprise the principal components of webMethods B2B. These components work together to create and execute intercompany applications and data exchanges that link enterprise and legacy applications, databases, EDI software and Web sites between companies participating in online trading networks.

      webMethods B2B Integration Server. The webMethods B2B Integration Server automates the exchange of data across the Internet by securely and reliably transporting, mapping and transforming business documents and data messages of different types among a diverse array of applications and databases. An integration server is a software product that processes requests for sending and receiving data across the Internet. The requests are submitted by existing enterprise applications. Using an integration server, applications may directly access Web data across the Internet in real-time without the need for costly application redevelopment. The webMethods B2B Integration Server can be used to integrate with applications developed in a variety of languages and technologies. Because the webMethods B2B Integration Server provides open application interfaces and supports a wide array of current and emerging business-to-business data standards, our software can successfully integrate otherwise incompatible enterprise applications, EDI and EAI deployments and XML and HTML-based Web sites.

      The webMethods B2B Integration Server can perform all communications using standard Hypertext Transport Protocol, or HTTP, as the data transport protocol. For this reason, communications sent through the webMethods B2B Integration Server are not rejected by corporate firewalls that generally exclude communications sent using proprietary protocols. We have invested significant resources so that our server software is able to utilize HTTP without compromising security, reliability or performance.

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

      webMethods for Trading Networks is a graphical tool that enables Global 2000 companies to build, manage and analyze high-volume, real-time trading networks. These networks allow companies to automate and streamline their business processes, eliminate unnecessary manual procedures and reduce costs associated with processing errors. Working in conjunction with the webMethods B2B system, webMethods for Trading Networks delivers a dynamic infrastructure with highly configurable business analysis and operational control. webMethods for Trading Networks accelerates integration, streamlines business processes and increases visibility across the entire trading network-providing real-time business views into trading partner interactions.

      webMethods Partner Connect (formerly B2B.com) is a web-based solution that enables Global 2000 companies and major business-to-business trading exchanges to rapidly deploy trading networks of any size. For companies seeking to aggressively build out their business-to-business trading networks, webMethods Partner Connect makes it possible to accelerate the implementation process of thousands of partners by up to 50 percent. Through webMethods Partner Connect, Global 2000 companies and business-to-business exchanges can provide their trading partners access to all the resources and expertise they need to rapidly deploy, support and extend their trading exchange or corporate hub. webMethods Partner Connect provides all of the components necessary to help companies quickly deploy a trading network. webMethods Partner Connect implements a complete Implementation Methodology which presents each trading partner with best practice templates and a graphically driven, rapid implementation path to help accelerate the entire process. webMethods Partner Connect supports software downloads, license management, version control and software configuration capabilities that reduce the manual steps required to integrate partners. webMethods Partner Connect also provides Trading Partner Management by providing comprehensive tracking, administration and reporting of trading partners and their initiatives. In June 2001, webMethods Partner Connect was also enhanced to include an Enablement Center facility which allows a developer of a trading network to test its partner connections using webMethods Partner Connect before its trading network is completed, thereby ensuring the most efficient path to return on investment.

      webMethods B2B for RosettaNet provides support for the RosettaNet framework and all released RosettaNet partner interchange processes. RosettaNet is a popular business-to-business standard in the electronic components industry. In addition to providing complete support for this leading supply chain integration standard, webMethods B2B for RosettaNet processes transactional data and offers scalable trading partner profiles and business rule management.

Professional Services and Customer Care

      As part of a complete solution, we offer comprehensive professional services that complement our software, including strategic planning, project management and systems integration, as well as consulting services and training relating to our software products. As of March 31, 2001, our professional services and customer care group consisted of 219 employees.

      Professional Services. A majority of our customers make use of our professional services to help them design and develop a successful business solution. Experienced consultants work with customers to design a solution based on the customers’ existing applications and required functionality and then ensure that the selected solution is successfully implemented, from installation to ongoing maintenance. Our consultants have participated in or led a number of important integration projects for our customers and partners. In addition, webMethods has on-site professional services and development resources working with major application vendors to deliver OEM integration with partners such as i2 Technologies, J.D. Edwards and SAP AG.

      To supplement internal professional services capabilities, we have established strategic relationships with several consulting firms, including Accenture, Deloitte Consulting, EDS, IBM Global Services and KPMG Consulting. These system integrators provide us with a substantial body of expertise relating to enterprise applications and the creation of business-to-business e-commerce networks, as well as the flexibility to handle both large and small projects and deliver complete solutions. These systems integrators also give us feedback on our software and implementation that can be incorporated into product enhancements. We believe these relationships benefit our business by exposing our software to the substantial customer base of each of these systems integrators. While we generally partner with system integrators to provide services such as project implementation and management to our customers, our professional services organization also directly supports our customers by providing services related to integration mentoring, integration process design and custom adapter development.

      Services are provided by either our professional services group or third-party systems integrators and include the following:

•	architecture and application design services;

•	application development;

•	installation services;

•	Testing and implementation services and maintenance services; and

•	on-site support and coaching.

      We charge for these services on a time and materials basis and provide them through our professional services groups based in the Fairfax, Virginia; Atlanta, Georgia; Dallas, Texas; Denver, Colorado; Santa Clara, California; Chicago, Illinois; San Francisco, California; Sunnyvale, California; Australia; England; France; Germany; Hong Kong; Korea; Japan; Mexico, the Netherlands; Singapore and Taiwan facilities. We plan to increase the number of our professional services consultants and add additional service locations.

      Customer Care. We believe that offering a superior level of customer service is essential for our long-term success. Because customer service is a standard feature of our licenses, almost all of our customers utilize our customer support. We offer our customers a choice of several levels of customer support, all of which provide dependable and timely resolution of customer technical inquiries. The most comprehensive option offers support 24 hours a day, seven days a week. We are committed to resolving customer inquiries in a rapid and cost-effective manner. In addition, customers can access the online customer newsgroup to benefit from the experiences of other companies in using our software.

      We also provide our customers with education and training. We regularly offer training courses for the software professionals responsible for implementing our software. These training courses provide practical instruction on topics such as the potential uses of our software, creation of XML schemas for different types of business documents, integration of data from multiple internal and external sources, automation of data-sharing by business partners using the Web, bundling and redeployment of usable business logic and administration and maintenance of webMethods B2B and webMethods Enterprise. We also provide customized classes at customer locations and offer a certification program for customers and systems integration partners that requires completion of designated courses, field experience and a certification examination.

CUSTOMERS

      As of March 31, 2001, we had licensed our software to over 625 customers. In the fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999 no individual customers accounted for more than 10% of our total revenues. Many of our customers are Global 2000 companies and the companies that serve them and represent a broad spectrum of enterprises within diverse industry sectors, including manufacturing, telecommunications, financial services, shipping and logistics, chemicals, insurance, and business-to-business exchanges.

STRATEGIC RELATIONSHIPS

      To increase our leadership in the market, we have formed strategic alliances with business-to-business e-commerce exchanges, enterprise application vendors, business-to-business e-commerce technology leaders and system integrators. These relationships enable us to capitalize on the growing market for e-commerce solutions by embedding and integrating our software into the products and services provided by our strategic partners. In addition, many of these relationships expose our software to the customer base of these companies. Our strategic relationships include the following:

Parties	Relationship	Examples

Enterprise Application Vendors and Resellers	Resell webMethods integration products as part of their offerings and/or include webMethods integration products in their own products.	J.D. Edwards, SAP AG, i2 Technologies, BroadVision
Co-development Relationships	Dedicated resources for OEM and collaborative development projects.	Hewlett-Packard, J.D. Edwards, SAP AG, i2 Technologies
System Integrators	Provide consulting and technical services support for our products, including implementation and maintenance.	Accenture, Computer Sciences Corporation, Deloitte Consulting, EDS, IBM Global Services and KPMG Consulting

SALES AND MARKETING

      We sell our software through our direct sales force, enterprise application vendors who package our software with their product suite, resellers and third-party systems integrators. While the majority of our sales are made by our direct sales force or through resellers, a number of our sales are the direct result of leads generated by strategic relationships with systems integrators. The sales cycle for our software typically ranges from 60 to 180 days.

      As of March 31, 2001, our sales and marketing group consisted of 399 professionals located in our headquarters in Fairfax, Virginia, and offices in California; Colorado; New York; Texas; Georgia; Ohio; Illinois; Massachusetts; Australia; Canada; England; France; Germany; Hong Kong; Japan; Korea; Mexico; the Netherlands; Singapore; and Taiwan. Information on revenues derived from North America, Europe and Asia-Pacific countries, as well as long-lived assets located in those geographic areas, is included in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report. We expect to continue expanding our sales and marketing group through targeted recruitment of qualified individuals.

      Our system integrator partners and service, distribution and marketing partners have capabilities that complement and augment our own integration solution and extend our market reach. In particular, our system integrator partners often contribute industry-specific and application-specific expertise as well as large scale project management capabilities that enable us to address a broad range of markets. Many of our service, distribution and marketing partners package or incorporate our products with their products or solutions, enabling us to create combined offerings with our partners that address specific problems, focus on specific markets and provide more complete and tailored offerings. Relationships with our partners may be structured to include the ability for our partners to resell our products directly or to embed products directly into our partners’ products, or as referred relationships, where a customer is referred by our partner to license our products directly from us.

      Our sales strategy involves targeting entities we view to be critical e-commerce users, which are generally Global 2000 companies. Because we believe that our products can increase an enterprise’s return on investment, we direct our marketing efforts to officers and executives with responsibility for areas such as procurement and supply chain management, as well as chief information officers. In addition, we frequently participate in trade shows, seminars and conferences. We intend to leverage our existing customer relationships and strategic alliances to gain new customers through exposure of our software to the business partners of our customers, resellers and systems integrators, some of which, in turn, may purchase our software. We plan to continue conducting joint marketing and selling efforts, such as informational seminars and joint sales calls, with our customers. In the past, we have conducted such joint efforts with Accenture, Ariba, Dell Computer, Eastman Chemical, J.D. Edwards and SAP AG.

RESEARCH AND DEVELOPMENT

      We believe that strong product development capabilities are essential to our strategy of continuing to enhance and expand the capabilities of our products in order to continue to provide our customers with a comprehensive integration platform. We have invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within our organization and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, we have recruited key engineers and software developers with experience in the application integration, networking and Internet software markets.

      We have made substantial investments in research and development, primarily through internal development. We believe that we have demonstrated significant innovations in our application of Java and XML technologies to the problems of integration. While we evaluate externally developed technologies for integration into our products, most enhancements have been, and are expected to continue to be, developed internally. The majority of our research and development activity consists of developing new versions of and enhancements to our products to better serve the needs of our customers.

      As of March 31, 2001, we had 283 employees dedicated to research and development. Our research and development expenditures in fiscal years 1999, 2000 and 2001 were approximately $6.1 million, $14.8 million and $45.2 million, respectively. We expect to continue committing significant resources to research and development in the future.

      In addition to our proprietary research, we actively participate in a number of major XML-based standards initiatives and industry consortia and some non-XML-based B2B standards initiatives and consortia. We participate in the following business-to-business standards initiatives: Microsoft BizTalk (business-to-business e-commerce), Information & Content Exchange (content syndication), ACORD (insurance), OBI (business-to-business e-commerce), Commerce XML (procurement), FpML (financial derivatives), Directory Interoperability Forum (directories) and RosettaNet (information technology supply chain). We also are a member of the World Wide Web Consortium where we have participated and contributed to several of the XML working groups. We have collaborated with Microsoft on new XML standards and technologies, such as the eXtensible Query Language, or XQL, for querying against data contained in XML documents.

COMPETITION

      The market for integration software is rapidly changing and intensely competitive and is likely to become more competitive as the number of entrants and new technologies increases. While none of our competitors or potential competitors currently produces a solution that is identical to webMethods Extended Enterprise Solutions Suite, we are subject to current or potential competition in the integration software market from large software vendors; business-to-business exchanges that develop their own business-to-business integration solutions; certain EDI vendors; and vendors of proprietary EAI and application server products, who have added XML capabilities to their products. We also compete with various providers of application integration solutions, including CrossWorlds, SeeBeyond Technology Corp., TIBCO Software, Inc. and Vitria Technology, Inc. In addition, a number of other companies are offering products and services that address specific aspects of application integration, including IBM, Microsoft and BEA Systems, Inc. We also face competition for some aspects of our product and service offerings in the integration software market from major system integrators, both independently and in conjunction with in-house corporate information technology departments, which have traditionally been the prevalent resource for application integration. We expect additional competition from other established and emerging companies. In addition, customers and other companies with whom we have strategic relationships may become competitors in the future. Furthermore, our competitors may combine with each other, or other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. For more information regarding our competition, see “Factors that May Affect Future Operating

Results  — The integration software market is highly competitive, and we may not be able to compete effectively.”

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

      Some large potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do and may enter strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we do. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business, operating results and financial condition.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      Our success is heavily dependent upon our proprietary technology, our brand name, and the goodwill associated with us. We rely primarily on a combination of copyright, trade secret, trademark and patent laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information and intellectual property rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with certain employees, consultants, customers, prospective customers and companies with which we have strategic relationships. We also enter into license agreements with respect to our technology, documentation and other proprietary information. Such licenses are generally non-transferable and often are renewable and have terms of two years for end-users and up to five years for original equipment manufacturers which integrate our technology into their products. A small number of the agreements we have entered into contain provisions that, under certain circumstances, would allow third parties to obtain the source code for our software.

      The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from the technology developed by us without paying for it. In addition, the steps we have taken to protect our proprietary rights and intellectual property may not be adequate to deter misappropriation. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights effectively. Despite efforts by us to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use software or technology that we consider proprietary and third parties may attempt to develop similar technology independently. In addition, other parties may breach confidentiality agreements or other protective contracts into which we have entered, and we may not be able to enforce our rights effectively in the event of these breaches. Furthermore, we expect that we will increase our international operations in the future, and the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. For more information regarding our proprietary rights, see “Factors that May Affect Future Operating Results — If we are unable to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights.”

      We do not currently own any issued patents. We currently hold a trademark registration in the United States for the webMethods names. We also have a pending application for the trademark registration of the B2B Integration Server name in the United States and have pending applications for the registration of the webMethods name in the European Union, Japan and Australia. In addition, we have four pending patent applications for technology related to our products. It is possible that the patents, copyrights or trademarks held by us could be challenged and invalidated. In addition, existing patent, copyright and trademark laws afford only limited protections. Effective protection of intellectual property rights may be unavailable or limited in certain countries because the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Monitoring unauthorized use of patents and trademarks is difficult and expensive, particularly given the global nature and reach of the Internet. Furthermore, it is possible that our competitors will adopt similar product or service names, impeding our ability to protect our intellectual property and possibly leading to customer confusion.

      The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as patents, trademarks or copyrights, by us or our licensees from time to time in the ordinary course of business. While we are not aware that any of our products, patents, trademarks, copyrights or other proprietary rights infringe the proprietary rights of third parties, any infringement claims, with or without merit, brought by such third parties could be time-consuming and expensive to defend, or require us to enter into royalty or license agreements, which are not advantageous to us. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products in the United States or abroad. Any of these results could harm our business. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that their employees have improperly disclosed confidential or proprietary information to us. For more information regarding our proprietary rights, see “Factors that May Affect Future Operating Results — Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle.”

      In addition, we license technology that is incorporated into our products from third parties, and any significant interruption in the supply or support of any licensed software could adversely affect our sales, unless and until we can replace the functionality provided by this licensed software. For more information regarding our proprietary rights, see “Factors that May Affect Future Operating Results — Because our products incorporate technology licensed from third parties, the loss of our right to use this licensed technology could harm our business.”

EMPLOYEES

      As of March 31, 2001, we employed 1,018 full-time employees. These included 399 in sales and marketing, 219 in professional services and customer care, 283 in research and development and 117 in administration and finance. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, marketing and sales, and business development. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF WEBMETHODS

      Our executive officers and their ages and positions as of May 31, 2001 are as follows:

Name	Age	Position

Phillip Merrick	38	Chairman of the Board and Chief Executive Officer

David Mitchell	36	President and Chief Operating Officer

Mary Dridi	40	Chief Financial Officer and Treasurer

R. James Green	51	Chief Technology Officer and Executive Vice President

      Phillip Merrick, the founder of webMethods, has served as Chairman of the Board and Chief Executive Officer since its inception in June 1996; he served as President of webMethods from inception in June 1996 to August 2000. Before founding webMethods, he served from December 1994 to February 1996 as Vice President of Engineering at Open Software Associates, an Internet and graphic user interface tools company. From 1990 to 1994, Mr. Merrick was Director of Development at Magna Software Corporation. Mr. Merrick holds a BS in Computer Science from the University of Melbourne in Australia.

      David Mitchell joined webMethods in December 1997 as Vice President, Sales, became Chief Operating Officer in January 2000 and became President in August 2000. Mr. Mitchell served as Vice President of Worldwide Sales from September 1999 to December 1999. From 1995 to 1997, Mr. Mitchell served as Director of Worldwide Sales for the help desk and network management group at McAfee Software, now Network Associates, Inc. From 1993 to 1995, Mr. Mitchell was President and Chief Executive Officer of VYCOR Corporation, a vendor of help desk and customer interactivity software, which was acquired in 1995 by McAfee Software. Mr. Mitchell served as Vice President of Sales of VYCOR from 1989 to 1993. Mr. Mitchell holds a BS in Marketing from Virginia Commonwealth University.

      Mary Dridi joined webMethods in May 1998 as Chief Financial Officer and Treasurer. From July 1991 to April 1998, she served as the Controller and Vice President of Finance for SRA International, Inc., an information technology company. From 1987 to 1991, Ms. Dridi served as the Director of Finance at Geostar Corporation, a mobile satellite communications company. From 1983 to 1987, Ms. Dridi provided audit and other business services with the accounting firm of Peat Marwick. Ms. Dridi is a Certified Public Accountant and holds a BS in Commerce and Accounting from the University of Virginia.

      R.  James Green became Chief Technology Officer and Executive Vice President of webMethods in August 2000 upon the completion of its acquisition of Active Software, Inc. Mr. Green founded Active Software in September 1995, and served as its President and Chief Executive Officer from October 1997 until August 2000, as a Director from November 1995 until August 2000 and as its Chairman from April 1996 until August 2000. Prior to founding Active Software, Mr. Green established and managed the distributed objects program at Sun Microsystems, Inc., a provider of network computing products, where he was Director of Engineering from 1988 to 1995. Mr. Green holds a B.A. degree from Hanover College, an M.S. degree from North Carolina State University and an M.S. degree in Computer Science from San Jose State University.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Unanticipated fluctuations in our quarterly operating results could affect the price of our stock.

      We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of our future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of shares of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the amount and timing of operating costs relating to expansion of our business, operations and infrastructure and the number and timing of new hires. We plan to continue to increase our operating expenses to expand our sales and marketing operations and fund greater levels of research and development. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be harmed. It is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. In addition, the stock market, particularly the stock prices of Internet-related companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until June 15, 2001, the closing price of our common stock on The Nasdaq National Market has ranged from a high of $308.06 to a low of $14.375. Fluctuations in the price of our common stock may affect our visibility and credibility in our market.

Growth of our sales may slow down from time to time, causing our quarterly operating results to fluctuate.

      Due to customer demand, economic conditions or seasonal factors, we may experience a lower growth rate for, or no growth in, sales of our software products and services. For example, the growth rate for the sale of our products and services during summer months may be slower than at other times during year, particularly in European markets. We also may have slower or no growth due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers. These periods of slower or no growth may lead to fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any delay in sales of our products and services could cause our operating results to vary significantly from quarter to quarter, which could result in volatility in the stock price of the company.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not always remain with us.

      Our success depends upon the continued service of our executive officers and other key employees, and none of these officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Phillip Merrick, our Chairman of the Board and Chief Executive Officer, and R. James Green, our Chief Technology Officer and Executive Vice President, would be particularly difficult to replace. Our future success will also depend in large part on our ability to attract and retain experienced technical, sales, marketing and management personnel.

We rely on system integrators and other strategic relationships to implement and promote our software products and, if these relationships terminate, we may lose important deals and marketing opportunities.

      We have established strategic relationships with business-to-business exchanges, resellers, enterprise application software providers, hardware platform and software applications developers, service providers, system integrators and other technology leaders. These relationships expose our software to many potential customers to which we may not otherwise have access. In addition, these relationships provide us with insights into new technology and with third-party service providers that our customers can use for implementation assistance. If our relationships with any of these organizations were terminated or if we failed to work effectively with our partners or to grow our base of these types of partners, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer. In general, our partners are not required to market or promote our products and generally are not restricted from working with competing software companies. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software products rather than the products of others. If these relationships are not successful, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of our partners, which would harm our business.

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

      Our software uses software components called adapters to communicate with our customers’ enterprise applications. Our ability to develop these adapters is largely dependent on our ability to gain access to the application programming interfaces, or APIs, for the applications, and we may not have access to necessary APIs in the future. APIs are written and controlled by the application provider. Accordingly, if an application provider becomes a competitor by entering the business-to-business market, it could restrict access to its APIs for competitive reasons. Our business could suffer if we are unable to gain access to these APIs. Furthermore, we may need to modify our software products or develop new adapters in the future as new applications or newer versions of existing applications are introduced. If we fail to continue to develop adapters or respond to new applications or newer versions of existing applications, our business could suffer. We rely in part on third parties to develop adapters necessary for the integration of applications using our software. We cannot be certain that these companies will continue to develop these adapters, or that, if they do not continue to do so, that we will be able to develop these adapters internally in a timely or efficient manner. In addition, we cannot be certain that adapters developed by third parties will not contain undetected errors or defects, which could harm our reputation, result in product liability or decrease the market acceptance of our products.

Our revenues may decline and we may lose important sales and marketing opportunities if our relationship with some of our strategic partners changes or terminates.

      We currently have several strategic partners, such as SAP AG, J. D. Edwards, EDS and i2 Technologies, that we believe provide us with important sales and marketing opportunities. In addition, these relationships may include additional business opportunities, such as the SAP AG development partner agreement, under which we are the supplier of enterprise application integration technology for the

SAP Business Connector. Although the specific partners or the opportunities they present for us may change from period to period, we expect that curtailing or terminating our relationship with any of our key strategic partners could result in decreased sales and marketing opportunities, and reduce our exposure to new customer bases, which could have a material adverse effect on our business, financial condition and results.

If our customers do not renew their licenses, we may lose a recurring revenue stream, which could harm our operating results.

      Although most enterprise software providers offer perpetual licenses with a single payment received at the time of the license grant, we offer renewable term licenses to our customers as our preferred licensing model. We first shipped webMethods B2B in June 1998 and we first began licensing webMethods Enterprise on a renewable basis in August 2000. To date, only a few of our more significant licenses have reached their respective renewal dates. If a significant portion of our customers were to elect not to renew their licenses for our software or were to seek perpetual licenses in the future, we would lose a recurring revenue stream that is a factor in our business model, which could harm our business, operating results and financial condition.

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

      We have been, and intend to continue, expanding our international sales efforts. We have limited experience in marketing, selling and supporting our software and services abroad. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; unexpected changes in regulatory requirements, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.

The integration software market is highly competitive, and we may not be able to compete effectively.

      The market for integration software solutions is rapidly changing and intensely competitive. There are a variety of methods available for integration software. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy integration products such as our software products. If integration products such as our software products are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own integration and e-commerce solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration, or EAI, solutions and application server vendors who have added eXtensible Markup Language, or XML, capabilities to their products. We also face competition from various providers of application integration solutions and companies offering products and services that address specific aspects of application integration. Further, we face competition for some aspects of our product and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Some of our competitors or potential competitors may have more experience developing Internet-based software, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future products and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

If we experience delays in developing our software, or if our software contains defects, we could lose customers and revenue.

      We expect that the rapid evolution of Internet-based applications and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our software products to remain competitive. Our products could become obsolete and unmarketable if we are unable to adapt to new technologies or standards. Software as complex as ours often contains known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. The reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software products experience performance problems, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers depend on our software for their critical systems and business functions, any interruptions could cause our customers to initiate product liability suits against us.

We are a young company and have a limited operating history with which to evaluate our respective business and prospects.

      We commenced operations in June 1996 and first shipped webMethods B2B in June 1998. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995 and commercially released its first software product in August 1996. We have been operating as a combined company since August 2000. If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of achieving and maintaining profitability could be reduced, which, in turn, could have a material adverse effect on the market price of our common stock. Our products are complex and generally involve significant capital expenditures by our customers. We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our software products. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third party products such as ours. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

We have experienced significant growth in our business in recent periods, and we may not be able to manage our future growth successfully.

      Our ability to successfully offer software and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Our growth could be limited if we or our partners are unable to provide to our customers in a timely manner the implementation services sometimes required for the successful installation and use of our products. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our total revenues have grown to approximately $202.0 million for the year ended March 31, 2001, from $60.1 million for the year ended March 31, 2000. The number of people we employ has grown and will continue to grow substantially. As of March 31, 2000, we had a total of 522 employees. As of March 31, 2001, we had a total of 1,018 employees. Future expansion efforts could be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel, manage expanded operations and our relationships with our customers, suppliers and partners. If we do not manage growth properly, it could harm our business, operating results and financial condition.

We may still face challenges that may prevent us from successfully completing the integration of our recent acquisitions.

      The integration of acquired businesses into our existing business is a complex, time-consuming and expensive process. We have acquired several businesses in the past year and still face certain challenges that, if not met successfully, may prevent us from successfully completing the integration of these businesses into our company. We may still encounter difficulties, costs and delays involved in integrating operations, including: the inability to market successfully an integrated line of products and services to our customers; the inability to retain key employees over a long period of time; and the diversion of management’s attention and financial resources from other ongoing business concerns. If we do not successfully complete the integration of these acquired businesses into our company, or if we are unable to achieve the perceived benefits of these acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

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

      In the future, we may not have sufficient resources available to us to take advantage of growth, product development or marketing opportunities. We may need to raise additional funds in the future through public or private debt or equity financings in order to: take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies; develop new products or services; or respond to competitive pressures. Additional financing needed by us in the future may not be available on terms favorable to us, if at all. If adequate funds are not available, not available on a timely basis, or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, our business, operating results and financial condition could be harmed.

If we are unable to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights.

      Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret, trademark and patent laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have pending patent applications for technology related to our software, but we cannot assure you that these applications will be successful. A small number of our agreements with customers and system integrators contain provisions regarding the rights of third parties to obtain the source code for our software, which may limit our ability to protect our intellectual property rights in the future. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect to continue increasing our international operations in the future, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect our intellectual property rights. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition.

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

Because our products could interfere with the operations of our customers’ other software applications, we may be subject to potential product liability and warranty claims by these customers, which may be time consuming, costly to defend and may not be adequately covered by insurance.

      Our software is integrated with our customers’ networks and software applications and is often used for mission critical applications such as Internet commerce. Errors, defects or other performance problems could result in financial or other damages to our customers. Customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

Because market participants in some markets have adopted industry specific technologies, we may need to expend significant resources in order to address specific markets.

      Our strategy is to continue developing our integration software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the healthcare and financial services industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our products to companies in these markets, we may need to expand or enhance our products to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

Item 2.  PROPERTIES

      Our principal administrative, sales, marketing and research and development facilities are located in Fairfax, Virginia, and consists of approximately 126,000 square feet of office space held under leases that expire in March 2005 and July 2007. We also maintain offices for sales and support personnel in New York, New York; Northern New Jersey; San Francisco, Sunnyvale, Berkeley, El Segundo, and San Diego, California; Alpharetta, Georgia; Plano, Texas; Columbus, Ohio; Chicago, Illinois; Englewood, Colorado; Boston, Massachusetts; Hilversum, The Netherlands; Frankfurt, Germany; Paris, France; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan; Hong Kong; Singapore; Sydney and Melbourne, Australia; Montreal and Toronto, Canada; Atixopan, Mexico; and Reading, United Kingdom.

Item 3.  LEGAL PROCEEDINGS

      We are involved from time to time in routine litigation that arises in the ordinary course of our business, but are not currently involved in any litigation that we believe could reasonably be expected to have a material adverse effect on us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Since February 11, 2000, webMethods’ common stock has been publicly traded on the Nasdaq National Market under the symbol “WEBM.” Prior to February 11, 2000, webMethods common stock was not publicly traded. The high and low sales prices of our common stock as reported by the Nasdaq National Market were:

	High	Low

Year ended March 31, 2001:

First Quarter (ended June 30, 2000)	$189.9375	$61.2813

Second Quarter (ended September 30, 2000)	192.0000	88.8750

Third Quarter (ended December 31, 2000)	114.8750	62.9375

Fourth Quarter (ended March 31, 2001)	98.2500	20.8750

Year ended March 31, 2000:

Fourth Quarter (February 11, 2000 to March 31, 2000)	308.0625	173.8750

      As of March 30, 2001, there were approximately 500 holders of record of webMethods’ common stock. The number of holders of record our common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees.

      webMethods has never declared or paid any cash dividends on its common stock. We currently intend to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future.

      During our fiscal year ended March 31, 2001, we sold certain securities that were not registered under the Securities Act of 1933, as amended, at the time of issuance, as described below. On February 16, 2000, we sold a total of 518,135 shares of our common stock to a total of four investors for $33.78, or an aggregate of $17,502,600, in a private placement concurrent with our initial public offering. We also sold unregistered securities prior to our IPO in February 2000, as described in information in Item 15 of webMethods’ Registration Statement on Form S-1 (File No. 333-91039), which is incorporated by reference.

      On February 5, 2001, we issued to Computer Network Technology Corporation 273,542 shares of our common stock with a fair value of 23.3 million, in addition to a cash payment, in exchange for all of the issued and outstanding securities of IntelliFrame Corporation, a wholly-owned subsidiary of Computer Network Technology Corporation.

      In connection with an expanded partnering and reseller relationship between i2 Technologies, Inc. and webMethods, on March 2, 2001, we issued to i2 Technologies a warrant to purchase up to 750,000 shares of our common stock at an exercise price of $40.88 per share, subject to certain adjustments. This warrant and the underlying right to purchase shares expires upon the earlier to occur of March 2, 2005 or ninety (90) days after the expiration of the reseller agreement between i2 Technologies and webMethods. On June 1, 2001, we signed an amended warrant with i2 Technologies that reduced the number of shares that i2 Technologies is able to purchase to 710,000 and reduces the exercise price per share from $40.88 to $28.70. We believe that the fair value of the amended warrant did not exceed the fair value of the original warrant at the date of amendment.

      None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 promulgated under Section 3(b) thereof, pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the registrant, to information about webMethods.

Item 6.  SELECTED FINANCIAL DATA

      The following selected historical consolidated financial data for webMethods should be read in conjunction with the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of webMethods, which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2001, 2000 and 1999 and the historical consolidated balance sheet data as of March 31, 2001 and 2000 are derived from the consolidated financial statements of webMethods, which have been audited by PricewaterhouseCoopers LLP, independent accountants for webMethods, and are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 1999, 1998 and 1997 and the historical consolidated balance sheet data as of March 31, 1998 and 1997 are derived from consolidated financial statements of webMethods not contained in this report. Historical results are not necessarily indicative of future results.

	Year Ended March 31,

	2001	2000	1999	1998	1997

	(in thousands, except shares and per share data)

Consolidated Statements of Operations Data:

Revenue:

License	$143,514	$42,822	$10,775	$3,458	$496

Professional services	34,945	11,699	2,459	817	15

Maintenance	23,498	5,624	1,036	10	10

Total revenue	201,957	60,145	14,270	4,285	521

Cost of revenue:

License	5,189	2,612	799	30	64

Professional services and maintenance:

Stock based compensation	1,188	560	71	—	—

Other professional services and maintenance	46,304	16,102	3,803	804	165

Total cost of revenue	52,681	19,274	4,673	834	229

Gross profit	149,276	40,871	9,597	3,451	292

Operating expenses:

Sales and marketing:

Stock based compensation and warrant charge	4,813	1,471	267	22	—

Other sales and marketing costs	100,154	44,033	14,741	4,854	1,163

Research and development:

Stock based compensation	12,447	1,250	182	—	—

Other research and development costs	45,158	14,780	6,066	3,525	1,642

General and administrative:

Stock based compensation	1,640	307	57	—	—

Other general and administrative costs	20,837	9,753	3,171	2,163	1,310

Acquisition related expenses	34,039	—	—	—	—

Amortization of goodwill and intangibles	41,395	1,305	—	—	—

In-process research and development	34,910	2,737	—	—	—

Write off intellectual property	—	—	—	—	150

Total operating expenses	295,393	75,636	24,484	10,564	4,265

Operating loss	(146,117)	(34,765)	(14,887)	(7,113)	(3,973)

Interest income, net	14,503	3,315	415	172	60

Net loss	(131,614)	(31,450)	(14,472)	(6,941)	(3,913)

Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	(10,223)	(605)	(113)	—

Net loss attributable to common shareholders	$(131,614)	$(41,673)	$(15,077)	$(7,054)	$(3,913)

Basic and diluted net loss per share	$(2.81)	$(2.23)	$(1.75)	$(0.83)	$(0.52)

Shares used in computing basic and diluted net loss per common share	46,860	18,717	8,633	8,490	7,485

	March 31,

	2001	2000	1999	1998	1997

	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$109,713	$171,716	$8,874	$11,450	$405

Working capital	190,722	181,355	8,462	13,071	1,980

Total assets	375,288	299,187	19,738	14,236	1,332

Long-term obligation, net of current portion and other	25,409	6,208	465	—	—

Mandatorily redeemable preferred stock	—	—	11,118	4,076	—

Total stockholder’s equity	265,609	252,169	345	7,916	236

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of webMethods should be read in conjunction with the “Selected Consolidated Financial Data” contained in Item 6, and webMethods’ consolidated financial statements and related notes contained in Item 8. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “expects,” “intends,” “believes,” “plans,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Factors that May Affect Future Operating Results” in Item 1 and elsewhere in this report.

OVERVIEW

Background

      We are a leading provider of infrastructure software and services for comprehensive end-to-end integration solutions that enable our customers to achieve comprehensive automation of business processes by integrating their systems in real time. Our customers use our software, webMethods B2B, webMethods Enterprise, and webMethods Mainframe Integration Server to integrate business processes among different systems within the enterprise through the real-time exchange of information and to work more closely with their customers, suppliers and other business partners through the real-time exchange of information and transactions.

      webMethods was founded in June 1996. In August 2000, webMethods acquired Active Software, Inc. (“Active”) in a transaction which was accounted for as a pooling of interests. Active was founded in September 1995. We have grown from 94 employees as of March 31, 1998 to 1,018 employees as of March 31, 2001. We shipped the first version of webMethods B2B in June 1998 and have released seven subsequent versions of webMethods B2B, the most recent of which we began shipping in April 2001. The first version of webMethods Enterprise Server was shipped in August 1996, and eleven subsequent versions of the webMethods Enterprise Server have been released since, the most recent of which began shipping in March 2001. The first shipment of the webMethod’s Mainframe Integration Server was in August 2000 and two subsequent versions have been released with the most recent being in December 2000.

Business Merger

      On August 15, 2000 webMethods completed a merger with Active, a provider of software products for businesses that allow users to integrate incompatible software applications across their extended enterprises of customers, suppliers and partners, which was a publicly held software company based in Santa Clara, California. Active stockholders received .527 shares of common stock of webMethods for each share of Active common stock, or an aggregate of 13.9 million shares. The merger has been accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated as if the merger had occurred as of the beginning of the earliest period presented. Active had a calendar fiscal year end. In connection with the retroactive restatement, the financial statements of Active were recast to a March 31 year end to conform to webMethods presentation.

Business Acquisitions

      In April 2000, we acquired Premier Software Technologies, Inc. (Premier), a provider of integration products and services for e-commerce. In connection with this transaction, 63,929 shares of our common stock were issued and cash of $500,000 was paid in exchange for all of the outstanding shares of capital stock of Premier. In addition, outstanding options to purchase Premier capital stock were converted into options to purchase an aggregate of 6,081 shares of our common stock.

      In April 2000, we acquired TransLink Software, Inc. (TransLink), a provider of high performance mainframe integration solutions for e-commerce. In connection with this transaction, 419,683 shares of our common stock were issued and cash of $4.5 million was paid. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase an aggregate of 22,682 shares of our common stock.

Acquisition of Technology

      In February 2001, we acquired Intelliframe Corporation, a wholly owned subsidiary of Computer Network Technology Corporation (“Intelliframe”). Through the acquisition, we acquired Intelliframe, certain workflow technology and Intelliframe’s Boston based research and development team. The total purchase price for the acquisition was $32.1 million consisting of a cash payment of $8.8 million and the issuance of 273,542 shares of our common stock with a fair value of $23.3 million on the date of issuance.

      The Intelliframe workflow technology was purchased with the intent to subsequently integrate certain parts of the technology into a future product. The efforts required to complete and incorporate the acquired in-process research and development include the completion of all planning, designing and testing activities that are necessary to meet its design requirements, including functions, features and technical performance requirements. No other significant assets were purchased. Accordingly management has determined the product into which the acquired technology is to be incorporated has not met technological feasibility and as such substantially all of the purchase price was charged to in-process research and development during the quarter ended March 31, 2001.

Revenue

      We enter into arrangements, which may include the sale of licenses of our integration software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations remain. Historically we have not experienced significant returns or offered exchanges of our products.

      For multi-element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor specific-objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged by us for maintenance arrangements).

      For electronic delivery, the product is considered to have been delivered when the access code to download the software from our website and activation key, as applicable, have been provided to the customer. If an element of the license agreement has not been delivered, revenue for the element is deferred based on its vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due. If collectibility is not considered probable, revenue is recognized when the fee is collected.

      License Revenue: Amounts allocated to license revenue under the residual method are recognized at the time of delivery of the software when vendor-specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

      Professional Services Revenue: Revenue from professional services is comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services such as installation and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e. the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Revenue for professional services and training is recognized when the services are performed.

      Maintenance Revenue: Maintenance revenue consists primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term. Maintenance revenue is recognized on a straight-line basis over the term of the contract.

Costs of Revenue

      Our cost of license revenue primarily includes royalties related to third parties’ software embedded in our products or sold to our customers. Our cost of professional services and maintenance revenue includes compensation and related expenses for our professional services and technical support organizations, costs of third-party consultants we use to provide professional services to customers and an allocation of overhead and recruitment costs.

Operating Expenses

      Our operating expenses are classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge.

RESULTS OF OPERATIONS

      The following table sets forth our historical consolidated statement of operations data for each of the periods indicated as a percentage of total revenue:

	Year Ended March 31,

	2001	2000	1999

Revenue:

License	71.1%	71.2%	75.5%

Professional services	17.3	19.5	17.2

Maintenance	11.6	9.3	7.3

Total revenue	100.0	100.0	100.0

Cost of revenue:

License	2.6	4.3	5.6

Professional services and maintenance:

Stock based compensation	0.6	0.9	0.5

Other professional services and maintenance	22.9	26.8	26.6

Total cost of revenue	26.1	32.0	32.7

Gross profit	73.9	68.0	67.3

Operating expenses:

Sales and marketing:

Stock based compensation and warrant charge	2.4	2.4	1.9

Other sales and marketing costs	49.6	73.2	103.3

Research and development:

Stock based compensation	6.2	2.1	1.3

Other research and development costs	22.4	24.6	42.5

General and administrative:

Stock based compensation	0.8	0.5	0.4

Other general and administrative costs	10.3	16.2	22.2

Acquisition related expenses	16.8	—	—

Amortization of goodwill and intangibles	20.5	2.2	—

In-process research and development	17.3	4.6	—

Total operating expenses	146.3	125.8	171.6

Operating loss	(72.4)	(57.8)	(104.3)

Interest income, net	7.2	5.5	2.9

Net loss	(65.2)%	(52.3)%	(101.4)%

Year Ended March 31, 2001 compared to Year Ended March 31, 2000

Revenue

      Total revenue increased by approximately $141.9 million, or 236%, to $202.0 million for the year ended March 31, 2001 from $60.1 million for the year ended March 31, 2000.

      License. License revenue increased by approximately $100.7 million, or 235%, to $143.5 million for the year ended March 31, 2001 from $42.8 million for the year ended March 31, 2000. License revenue as a percentage of total revenue is 71.1% and 71.2% for the year ended March 31, 2001 and 2000, respectively. The absolute dollar increase is primarily attributable to an increase in sales to new and existing customers resulting from increased sales force headcount, new products, features and enhancements, a growing acceptance of our integration software, new and expanded relationships with many systems integrators and enterprise application vendors and an increased presence internationally.

      Professional Services. Professional services revenue increased by approximately $23.3 million, or 199%, to $35.0 million for the year ended March 31, 2001 from $11.7 million for the year ended March 31, 2000. Professional services revenue as a percentage of total revenue is 17.3% and 19.5% for the year ended March 31, 2001 and 2000, respectively. The absolute dollar increase is attributable to the increased licensing activity described above, which has resulted in increased customer implementation activity and follow-on professional services.

      Maintenance. Maintenance revenue increased by approximately $17.9 million, or 320%, to $23.5 million for the year ended March 31, 2001 from $5.6 million for the year ended March 31, 2000. Maintenance revenue as a percentage of total revenue is 11.6% and 9.3% for the year ended March 31, 2001 and 2000, respectively. This increase is due primarily to the increased license activity as described above since most license contracts include post contract maintenance and support which is recognized as revenue on a ratable basis over the term of the maintenance agreement.

Cost of revenue

      License. Cost of license revenue increased by approximately $2.6 million, or 100%, to $5.2 million for the year ended March 31, 2001 from $2.6 million for the year ended March 31, 2000. Cost of license revenue as a percentage of total revenue is 2.6% and 4.3% for the year ended March 31, 2001 and 2000, respectively. The growth in cost of license revenue on an absolute dollars basis was attributable to an increase in revenue from licenses for which we pay royalties related to third party software embedded in our products or sold to our customers. Gross profit margin on license revenue increased to 96% for the year ended March 31, 2001 compared to 94% for the year ended March 31, 2000. The improvement in gross margin was attributable to a smaller proportion of our products sold, incorporating third party technology for which we pay royalties. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional products, although cost of license revenue may vary as a percentage of license revenue from period to period.

      Professional Services and Maintenance. Cost of professional services and maintenance revenue, excluding stock based compensation, increased by approximately $30.2 million, or 188% to $46.3 million for the year ended March 31, 2001 from $16.1 million for the year ended March 31, 2000. Cost of professional services and maintenance revenue as a percentage of total revenue is 22.9% and 26.8% for the years ended March 31, 2001 and 2000, respectively. This increase on an absolute dollar basis was primarily attributable to increases in the number of professional service and technical support personnel, which increased to 219 people as of March 31, 2001 from 114 people as of March 31, 2000, and to a lesser extent an increase in subcontractor and travel expenses. Gross profit margin on professional services and maintenance excluding stock based compensation, increased to 21% of professional services and maintenance revenue, for the year ended March 31, 2001 compared to 7% for the year ended March 31, 2000. The increase in gross profit margin is due primarily to the increase in maintenance revenue which has a lower cost associated with it as well as an increase in the rates charged on professional services.

Gross profit

      Gross profit increased by approximately $108.4 million, or 265%, to $149.3 million for the year ended March 31, 2001 from $40.9 million for the year ended March 31, 2000. The increase is attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance, and, to a lesser extent, a decrease in third party royalties as a percentage of license revenue and a decrease in professional services revenue as a percentage of total revenue. The gross profit margin was 74% for the year ended March 31, 2001, up from 68% for the year ended March 31, 2000.

Operating expenses

      Sales and Marketing. Sales and marketing expenses, excluding stock based compensation, increased by approximately $56.2 million, or 128%, to $100.2 million, for the year ended March 31, 2001 from

$44.0 million for the year ended March 31, 2000. Sales and marketing expense as a percentage of total revenue is 49.6% and 73.2% for the years ended March 31, 2001 and 2000, respectively. The absolute dollar increase in sales and marketing expenses is primarily attributable to an increase in the number of sales and marketing employees, commissions, and international expansion and, to a lesser extent, increases in external commissions and marketing programs which include trade shows, public relations, promotional costs and marketing collateral.

      Research and Development. Research and development expenses, excluding stock based compensation, increased by approximately $30.4 million, or 205%, to $45.2 million for the year ended March 31, 2001 from $14.8 million for the year ended March 31, 2000. Research and development expense as a percentage of total revenue is 22.4% and 24.6% for the years ended March 31, 2001 and 2000, respectively. The absolute dollar increase in research and development expenses is attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel, and, to a lesser extent, third-party development costs.

      General and Administrative. General and administrative expenses, excluding stock based compensation, increased by approximately $11.0 million, or 112%, to $20.8 million for the year ended March 31, 2001 from $9.8 million for the year ended March 31, 2000. General and administrative expense as a percentage of total revenue is 10.3% and 16.2% for the years ended March 31, 2001 and 2000, respectively. The absolute dollar increase in general and administrative expenses is attributable to external legal, accounting and other professional fees, provision for allowance for doubtful accounts, increases in the number of accounting, finance and human resources personnel and implementation of systems infrastructure.

      Acquisition Related Expenses. In connection with the acquisition of Active, we expensed $34.0 million in acquisition related expenses. These expenses included investment banking, regulatory, legal and accounting fees.

      Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles was $41.4 million for the year ended March 31, 2001 and $1.3 million for the year ended March 31, 2000. The estimated useful life of the goodwill and the acquired intangibles is 3 years for trained and acquired assembled workforce, one year for license agreements, 2 years for non-compete agreements, 3 years for goodwill and 4 years for favorable lease terms. The goodwill and acquired intangibles relate to the acquisitions of Alier during the year ended March 31, 2000, and Premier and Translink during the year ended March 31, 2001.

      In-process Research and Development. In-process research and development was $34.9 million for the year ended March 31, 2001 and $2.7 million for the year ended March 31, 2000. The $34.9 million charge during March 31, 2001 represent: (i) a one-time charge of $32.1 million recorded in connection with the acquisition and write-off of the Intelliframe workflow technology because in the opinion of management, the product into which the acquired workflow technology is to be incorporated had not met technological feasibility and $490,000 in expenses related to the acquisition; and (ii) $2.3 million of in-process research and development acquired and written off in conjunction with the Translink acquisition, which in the opinion of management, had not reached technological feasibility and had no other alternative future use. The charge during the year ended March 31, 2000 represents a one-time charge of $2.7 million recorded upon the acquisition of Alier in February 2000. This charge relates to the in-process research and development that was expensed upon consummation of the acquisition as technology acquired had not reached technological feasibility, and in the opinion of management, had no alternative future use.

      Stock Based Compensation and Warrant Charge. In connection with the grant of stock options to employees and non-employee directors during the years ended March 31, 2000 and 1999, we recorded aggregate unearned compensation of $15.5 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. As a result of the acquisitions of Alier, Premier and Translink we recorded a deferred compensation charge of $27.9 million related to restricted stock issued to Alier, Premier and Translink stockholders. In connection with the

Active merger 50% of remaining options vested upon consummation which resulted in an acceleration of amortization of deferred stock compensation.

      In March 2001, we entered into an OEM/Reseller agreement with i2 and issued i2 a warrant to purchase 750,000 shares of our common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10,000,000 over the term of the agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue. In March 2001 we received $4.0 million of OEM fees from i2 which was recorded as a reduction to the deferred warrant charge.

      The deferred stock compensation and deferred warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category. Of the total deferred stock compensation and warrant charge recorded for options, restricted stock and warrants, approximately $20.1 million was amortized during the year ended March 31, 2001, compared to $3.6 million during the year ended March 31, 2000.

Interest income, net

      Interest income, net increased by approximately $11.2 million, or 339%, to $14.5 million for the year ended March 31, 2001 from $3.3 million for the year ended March 31, 2000. This increase is primarily attributable to increases in interest income that resulted from the approximately $169.4 million in net cash proceeds resulting from issuance of common stock in our initial public offering and the concurrent private placement in February 2000.

Year Ended March 31, 2000 compared to Year Ended March 31, 1999

Revenue

      Total revenue increased by approximately $45.8 million, or 320%, to $60.1 million for the year ended March 31, 2000 from $14.3 million for the year ended March 31, 1999.

      License. License revenue increased by approximately $32.0 million, or 296%, to $42.8 million for the year ended March 31, 2000 from $10.8 million for the year ended March 31, 1999. License revenue as a percentage of total revenue is 71.2% and 75.5% for the years ended March 31, 2000 and March 31, 1999 respectively. This absolute dollar increase is primarily attributable to an increase in sales to new and existing customers resulting from increased sales force headcount and a growing acceptance of our integration software.

      Professional Services. Professional services revenue increased by approximately $9.2 million, or 368%, to $11.7 million for the year ended March 31, 2000 from $2.5 million for the year ended March 31, 1999. Professional services revenue as a percentage of total revenue is 19.5% and 17.2% for the years ended March 31, 2000 and March 31, 1999 respectively. This absolute dollar increase is attributable to the increased licensing activity described above, which has resulted in increased customer implementation activity and follow-on professional services.

      Maintenance. Maintenance revenue increased by approximately $4.6 million, or 460%, to $5.6 million for the year ended March 31, 2000 from $1.0 million for the year ended March 31, 1999. Maintenance revenue as a percentage of total revenue is 9.3% and 7.3% for the years ended March 31, 2000 and March 31, 1999 respectively. This absolute dollar increase is attributable to the increased licensing activity described above. Because a majority of the license contracts include post-contract maintenance and support, an increased level of license revenue as well as renewal maintenance on perpetual licenses results in an increased amount of maintenance revenue recognized ratably over the term of the maintenance agreement.

Cost of revenue

      License. Cost of license revenue increased by approximately $1.8 million, or 227%, to $2.6 million for the year ended March 31, 2000 from $799,000 for the year ended March 31, 1999. Cost of license revenue as a percentage of total revenue is 4.3% and 5.6% for the years ended March 31, 2000 and March 31, 1999 respectively. The growth in cost of license revenues on an absolute dollars basis was attributable primarily to an increase in revenue for licenses for which we pay royalties related to third party software embedded in our products or sold to our customers. We anticipate that the cost of license revenue will increase in absolute dollars as we license additional products, although cost of license revenue may vary as a percentage of license revenue from period to period. Gross profit margin on license revenue increased to 94% for the year ended March 31, 2000 compared to 93% for the year ended March 31, 1999.

      Professional Services and Maintenance. Cost of professional services and maintenance, exclusive of stock based compensation, increased by approximately $12.3 million, or 324% to $16.1 million for the year ended March 31, 2000 from $3.8 million for the year ended March 31, 1999. Cost of professional services and maintenance revenue as a percentage of total revenue is 26.8% and 26.6% for the years ended March 31, 2000 and March 31, 1999 respectively. This absolute dollar increase is primarily attributable to increases in the number of professional service and technical support personnel, which increased to 114 people as of March 31, 2000 from 26 people as of March 31, 1999. In addition, subcontractor, travel, and recruiting expenses contributed to the increase in cost of professional services and maintenance for the year ended March 31, 2000. Gross profit margin on professional services and maintenance, exclusive of stock based compensation, increased to 7% of professional services and maintenance revenue in the year ended March 31, 2000 compared to (9%) for the year ended March 31, 1999.

Gross profit

      Gross profit increased by approximately $31.3 million, or 326%, to $40.9 million for the year ended March 31, 2000 from $9.6 million for the year ended March 31, 1999. The increase is attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance. The gross profit margin was 68% for the year ended March 31, 2000 up from 67% for the year ended March 31, 1999.

Operating expenses

      Sales and Marketing. Sales and marketing expenses, exclusive of stock based compensation, increased by approximately $29.2 million, or 197%, to $44.0 million for the year ended March 31, 2000 from $14.8 million for the year ended March 31, 1999. This expense as a percentage of total revenue is 73.2% and 103.3% for the year ended March 31, 2000 and March 31, 2001 respectively. The absolute dollar increase in sales and marketing expenses is primarily attributable to an increase in the number of sales and marketing employees, international expansion and, to a lesser extent, increases in marketing programs.

      Research and Development. Research and development expenses, exclusive of stock based compensation, increased by approximately $8.7 million, or 143%, to $14.8 million for the year ended March 31, 2000 from $6.1 million for the year ended March 31, 1999. This expense as a percentage of total revenue is 24.6% and 42.5% for the year ended March 31, 2000 and March 31, 2001 respectively. The absolute dollar increase in research and development expenses is attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel and in third-party development costs.

      General and Administrative. General and administrative expenses, exclusive of stock based compensation, increased by approximately $6.6 million, or 206%, to $9.8 million for the year ended March 31, 2000 from $3.2 million for the year ended March 31, 1999. This expense as a percentage of total revenue is 16.2% and 22.2% for the year ended March 31, 2000 and March 31, 2001 respectively. This absolute dollar increase is primarily attributable to increases in the number of accounting and finance, human resources, and office administration personnel. In addition, professional service fees, corporate insurance and other general corporate costs increased to support organizational growth.

      Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles was $1.3 million during the year ended March 31, 2000. The estimated useful life of the goodwill and the acquired intangibles is 3 years for trained and acquired assembled workforce, one year for license agreements, 2 years for non-compete agreements, 3 years for goodwill and 4 years for favorable lease terms. The goodwill and acquired intangibles relates to the acquisition of Alier.

      In-process Research and Development. In-process research and development was $2.7 million during the year ended March 31, 2000. This amount represents a one-time charge of $2.7 million recorded upon the acquisition of Alier in February 2000. This charge relates to the in-process research and development that was expensed upon consummation of the acquisition as technology acquired had not reached technological feasibility, and in the opinion of management, had no alternative future use.

      Amortization of Deferred Stock Compensation. Certain options granted during the year ended March 31, 2000 have been treated as compensatory because the estimated fair value for accounting purposes was greater than the exercise price as determined by our Board of Directors on the date of grant. The total deferred stock compensation associated with these options as of March 31, 2000 amounted to approximately $11.1 million, net of amortization. In connection with the acquisition of Alier, restricted stock was issued to two of the Alier stockholders, which has been treated as deferred stock compensation. These restrictions vest over a 2-year period. Of the total deferred stock compensation, approximately $3.6 million was amortized during the year ended March 31, 2000 compared to $577,000 during the year ended March 31, 1999. These remaining amounts are being amortized over the respective vesting periods of these equity arrangements, generally 48 months for the options and 24 months for the restricted stock.

Interest income, net

      Interest income, net increased by approximately $2.9 million, or 699%, to $3.3 million for the year ended March 31, 2000 from $415,000 for the year ended March 31, 1999. This increase is primarily attributable to increases in interest income that resulted from the approximately $169.4 million in net cash proceeds resulting from issuance of common stock in our initial public offering and the concurrent private placement in February 2000.

Quarterly results of operations

      The following tables set forth consolidated statement of operations data for us for each of the eight quarters ended March 31, 2001, as well as that data expressed as a percentage of the total revenue for the quarters presented. This information has been derived from our unaudited consolidated financial statements, which have been retroactively restated to give effect to the pooling of interests in connection with the merger between webMethods and Active. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained in Item 8 of this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information. You should read this information in conjunction with our annual audited consolidated financial statements and related notes appearing in Item 8 of this report. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2001	2000	2000	2000	2000	1999	1999	1999

	(in thousands)

Revenue:

License	$43,679	$43,425	$32,424	$23,986	$15,666	$13,575	$7,794	$5,787

Professional services	9,981	8,780	8,441	7,743	5,148	2,509	2,243	1,799

Maintenance	8,114	7,175	4,873	3,336	2,217	1,511	1,110	786

Total revenue	61,774	59,380	45,738	35,065	23,031	17,595	11,147	8,372

Cost of revenue:

License	1,225	1,659	1,303	1,002	738	753	727	394

Professional services and maintenance:

Stock based compensation	172	270	529	217	401	93	33	33

Other professional services and maintenance	12,911	12,533	10,755	10,105	7,074	4,046	2,812	2,170

Total cost of revenue	14,308	14,462	12,587	11,324	8,213	4,892	3,572	2,597

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2001	2000	2000	2000	2000	1999	1999	1999

	(in thousands)

Gross profit	47,466	44,918	33,151	23,741	14,818	12,703	7,575	5,775

Operating expenses:

Sales and marketing:

Stock based compensation	720	1,060	2,006	1,027	943	225	152	151

Other sales and marketing	31,261	27,317	22,102	19,474	16,919	12,413	8,728	5,973

Research and development:

Stock based compensation	3,051	3,007	3,637	2,752	956	124	85	85

Other research and development	13,851	12,774	10,872	7,661	5,102	4,127	3,674	1,877

General and administrative:

Stock based compensation	66	402	310	862	—	241	33	33

Other general and administrative costs	5,901	5,723	4,754	4,459	3,380	2,926	2,241	1,206

Acquisition related expenses		—	34,039	—	—	—	—	—

Amortization of goodwill and intangibles	10,507	10,604	10,604	9,680	1,305	—	—	—

In-process research and development	32,599	—	—	2,311	2,737	—	—	—

Total operating expenses	97,956	60,887	88,324	48,226	31,342	20,056	14,913	9,325

Operating loss	(50,490)	(15,969)	(55,173)	(24,485)	(16,524)	(7,353)	(7,338)	(3,550)

Interest income, net	3,653	3,300	3,984	3,566	1,945	796	445	129

Net loss	$(46,837)	$(12,669)	$(51,189)	$(20,919)	$(14,579)	$(6,557)	$(6,893)	$(3,421)

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2001	2000	2000	2000	2000	1999	1999	1999

Revenue:

License	70.7%	73.1%	70.8%	68.4%	68.0%	77.2%	69.9%	69.1%

Professional services	16.2	14.8	18.5	22.1	22.4	14.3	20.1	21.5

Maintenance	13.1	12.1	10.7	9.5	9.6	8.5	10.0	9.4

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:

License	2.0	2.8	2.8	2.9	3.3	4.3	6.5	4.7

Professional services and maintenance:

Stock based compensation	0.3	0.5	1.2	0.6	1.7	0.5	0.3	0.4

Other professional services and maintenance	20.9	21.1	23.5	28.8	30.7	23.0	25.2	25.9

Total cost of revenue	23.2	24.4	27.5	32.3	35.7	27.8	32.0	31.0

Gross profit	76.8	75.6	72.5	67.7	64.3	72.2	68.0	69.0

Operating expenses:

Sales and marketing:

Stock based compensation	1.2	1.8	4.4	2.9	4.1	1.3	1.4	1.8

Other sales and marketing	50.6	46.0	48.3	55.5	73.5	70.5	78.3	71.3

Research and development:

Stock based compensation	4.9	5.0	7.9	7.9	4.1	0.7	0.8	1.0

Other research and development	22.4	21.5	23.8	21.8	22.1	23.5	33.0	22.4

General and administrative:

Stock based compensation	0.1	0.7	0.7	2.5	—	1.4	0.3	0.4

Other general and administrative costs	9.5	9.6	10.4	12.7	14.7	16.6	20.0	14.5

Acquisition related expenses		—	74.4	—	—	—	—	—

Amortization of goodwill and intangibles	17.0	17.9	23.2	27.6	5.7	—	—	—

In-process research and development	52.8	—	—	6.6	11.9	—	—	—

Total operating expenses	158.5	102.5	193.1	137.5	136.1	114.0	133.8	111.4

Operating loss	(81.7)	(26.9)	(120.6)	(69.8)	(71.7)	(41.8)	(65.8)	(42.4)

Interest income, net	5.9	5.6	8.7	10.1	8.4	4.5	4.0	1.5

Net loss	(75.8)%	(21.3)%	(111.9)%	(59.7)%	(63.3)%	(37.3)%	(61.8)%	(40.9)%

Income taxes

      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

      As of March 31, 2001, we had net operating loss carry forwards of approximately $148.0 million. These net operating loss carryforwards are available to reduce future taxable income and begin to expire in fiscal 2010. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have limited the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations through an initial public offering of our common stock and a concurrent private placement which was completed on February 10, 2000 and as a result webMethods received net proceeds of $169.4 million. In addition, we had private sales of mandatorily redeemable, convertible preferred stock, resulting in net proceeds from inception to March 31, 2001, of approximately $38.7 million, and, to a lesser extent, we received funds through bank loans and financed equipment through leases. Prior to the Active merger, Active had private sales of convertible redeemable preferred stock resulting in net proceeds from inception to date of acquisition, of approximately $25.1 million and also completed an initial public offering with net proceeds of $40.0 million. As of March 31, 2001, we had approximately $109.7 million in cash and cash equivalents, approximately $96.7 million in short-term investments, and approximately $190.7 million in working capital.

      Net cash used in operating activities was approximately $16.7 million in fiscal 2001, approximately $3.2 million in fiscal 2000, and approximately $13.8 million in fiscal 1999. The increase in net cash used in operating activities was due primarily to $34.0 million of acquisition related expenses paid in connection with the Active merger.

      Net cash used in investing activities was approximately $65.1 million in fiscal 2001, approximately $73.1 million in fiscal 2000, and approximately $2.6 million in fiscal 1999. Cash used in investing activities reflects purchases of property, equipment, marketable securities investments in private companies, Intelliframe workflow technology and the acquisitions of Premier and Translink. We paid approximately $8.8 million in connection with the acquisition of the Intelliframe workflow technology and $4.7 million for the acquisitions of Premier and Translink. Capital expenditures were approximately $10.7 million in fiscal 2001, approximately $5.7 in fiscal 2000, and approximately $1.1 million in fiscal 1999. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans. We expect that our capital expenditures will continue to increase in the future as we continue to expand the business.

      Net cash provided by financing activities was approximately $19.9 million in fiscal 2001, approximately $239.1 million in fiscal 2000, and approximately $13.2 million in fiscal 1999. These cash flows primarily reflect net cash proceeds from exercises of stock options in fiscal 2001 and from private sales of mandatorily redeemable, convertible preferred stock in fiscal 2000 and fiscal 1999. In addition, we received $169.4 million in net proceeds from the issuance of common stock from our initial public offering and our concurrent private placement in February 2000 and $40.0 million in net proceeds from the initial public offering of Active Software, in August 1999. As of March 31, 2000 we had a line of credit to borrow up to a maximum principal amount of $3,000,000. This note bears interest at the bank’s prime rate plus 1% per annum. As of March 31, 2001, we had not borrowed against this line of credit. In connection with the line of credit, we obtained a letter of credit totaling $750,000 which expires in June 2001 and relates to the new office lease. Subsequent to year-end, we amended the line of credit to borrow up to a maximum principal amount of $10,000,000 with a maturity date of July 10, 2002. Borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on the unpaid principal balance at the bank’s prime rate.

      We expect to experience growth in our operating expenses, particularly sales and marketing expenses, research and development and customer care, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will result in a use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our existing working capital and our amended line of credit will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B, which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of years beginning after December 15, 1999. We did not have a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

      In March 2000, FASB issued Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption did not to have a material impact on our financial position or results of operations.

      In June 2000, SFAS No. 138, “Accounting for Certain Hedging Activities, an amendment of FASB No. 133”, was issued. We adopted SFAS No. 133, 137 and 138 in June 2000. In July 1999, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB No. 133,” was issued. In September 1998, SFAS No. 133, “Accounting for Derivative instruments and Hedging Activities,” was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. We have not entered into derivative contracts and do not have near term plans to enter into such contracts, accordingly the adoption of SFAS No. 133, SFAS No. 137 and SFAS 138 did not have a material effect on the financial statements.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

      Interest rate risk. We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2001, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, England, France, Germany, Japan, the Netherlands and Singapore. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, Singapore dollar, Australian dollar, or yen against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of webMethods are submitted on pages F-1 through F-23 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

PART III

      The following information contained in the definitive Proxy Statement of webMethods in connection with our annual meeting of stockholders to be held on August 23, 2001, which webMethods intends to mail to its stockholders on or about July 16, 2001 is incorporated by reference into this report:

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of webMethods will be set forth in the definitive Proxy Statement for the annual meeting of stockholders to be held on August 23, 2001 and is incorporated into this report by reference. Information regarding executive officers of webMethods is set forth in Item 1 of this report.

Item 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation will be set forth in the definitive Proxy Statement for the annual meeting of stockholders to be held on August 23, 2001 and is incorporated into this report by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management will be set forth in the definitive Proxy Statement for the annual meeting of stockholders to be held on August 23, 2001 and is incorporated into this report by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for the annual meeting of stockholders to be held on August 23, 2001 and is incorporated into this report by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Documents filed as part of the report:

(1)	Report of Independent Accountants

(2)	Financial Statement Schedule and Report thereon

(3)	Exhibits

Exhibit
Number		Description

2.1	(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1	*	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2	(2)	Amended and Restated Bylaws of webMethods, Inc.
4.1	(2)	Specimen certificate for shares of webMethods Common Stock
10.1	(2)	Second Amended and Restated Investor Rights Agreement
10.2	(3)	webMethods, Inc. Amended and Restated Stock Option Plan
10.3	(2)	Employee Stock Purchase Plan
10.4	(2)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21	*	Subsidiaries of webMethods, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
24		Power of Attorney (included on signature page of this report)
99.1	*	Information incorporated by reference from Item 15 of Form S-1 registration statement of webMethods, Inc.

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(3)	Incorporated by reference to webMethods’ definitive Proxy Statement filed with the Securities and Exchange Commission on July 21, 2000 (File No. 1-15681)

*	Filed herewith.

      (b)  Reports on Form 8-K.  webMethods, Inc. filed the following reports on Form 8-K since the beginning of its fiscal quarter on January 1, 2001:

Date of Report	Item No.	Item Reported

January 26, 2001	5	Announcement of definitive agreement to acquire Intelliframe Corporation
March 6, 2001	5	Announcement of multi-year OEM and reseller agreement by and between webMethods and i2 Technologies, Inc. and issuance of warrant to i2 Technologies
June 1, 2001	5	Announcement of amendment and restatement of warrant issued to i2 Technologies

      (c)  Exhibits.  The exhibits required by this Item are listed under Item 14(a)(3).

      (d)  Financial Statement Schedule.  The consolidated financial statement schedule required by this Item is listed under Item 14(a)(2).

Schedule	Description

II.	Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 25th day of June, 2001.

WEBMETHODS, INC.

By:	/s/ PHILLIP MERRICK

Phillip Merrick
Chairman of the Board and
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

Signature	Title	Date

/s/ PHILLIP MERRICK Phillip Merrick	Chairman of the Board and Chief Executive Officer	June 20, 2001
/s/ MARY DRIDI Mary Dridi	Chief Financial Officer and Treasurer	June 20, 2001
/s/ R. JAMES GREEN R. James Green	Director	June 20, 2001
/s/ JAMES P. GAUER James P. Gauer	Director	June 20, 2001
/s/ GENE RIECHERS Gene Riechers	Director	June 20, 2001
/s/ JACK L. LEWIS Jack L. Lewis	Director	June 20, 2001
/s/ MICHAEL J. LEVINTHAL Michael J. Levinthal	Director	June 20, 2001
/s/ ROBERT T. VASAN Robert T. Vasan	Director	June 20, 2001
/s/ DENNIS H. JONES Dennis H. Jones	Director	June 20, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
webMethods, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of webMethods, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

April 25, 2001, except for Notes
8 and 10 as to
which the date is June 22, 2001.

WEBMETHODS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended March 31,

	2001	2000

	(in thousands, except
	share data)
ASSETS

Current assets:

Cash and cash equivalents	$109,713	$171,716

Marketable securities available for sale	96,676	25,256

Accounts receivable, net of allowances of $4,342 and $1,394, respectively	58,757	18,578

Prepaid expenses and other current assets	9,846	6,615

Total current assets	274,992	222,165

Marketable securities available for sale	—	37,138

Property and equipment, net	17,364	6,310

Goodwill and acquired intangibles, net	68,535	28,263

Other assets	14,397	5,311

Total assets	$375,288	$299,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,368	$4,208

Accrued expenses	13,008	7,323

Accrued salaries and commissions	15,536	8,035

Deferred revenue	45,585	20,334

Current portion of capital lease obligations	1,773	148

Current portion of notes payable and lines of credit	—	762

Total current liabilities	84,270	40,810

Capital lease obligations, net of current portion and other	2,613	426

Note payable, net of current portion	—	267

Long term deferred revenue	22,796	5,515

Total liabilities	109,679	47,018

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.01 par value; 500,000,000 shares authorized; 48,732,800 and 45,429,382 shares issued and outstanding	487	454

Additional paid-in capital	499,825	344,019

Deferred stock compensation and warrant charge	(38,154)	(26,634)

Accumulated deficit	(197,155)	(65,541)

Accumulated other comprehensive gain (loss)	606	(129)

Total stockholders’ equity	265,609	252,169

Total liabilities and stockholders’ equity	$375,288	$299,187

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Year Ended March 31,

	2001	2000	1999

	(in thousands, except share and
	per share data)

Revenue:

License	$143,514	$42,822	$10,775

Professional services	34,945	11,699	2,459

Maintenance	23,498	5,624	1,036

Total revenue	201,957	60,145	14,270

Cost of revenue:

License	5,189	2,612	799

Professional services and maintenance:

Stock based compensation	1,188	560	71

Other professional services and maintenance	46,304	16,102	3,803

Total cost of revenue	52,681	19,274	4,673

Gross profit	149,276	40,871	9,597

Operating expenses:

Sales and marketing:

Stock based compensation and warrant charge	4,813	1,471	267

Other sales and marketing costs	100,154	44,033	14,741

Research and development:

Stock based compensation	12,447	1,250	182

Other research and development costs	45,158	14,780	6,066

General and administrative:

Stock based compensation	1,640	307	57

Other general and administrative costs	20,837	9,753	3,171

Acquisition related expenses	34,039	—	—

Amortization of goodwill and intangibles	41,395	1,305	—

In-process research and development	34,910	2,737	—

Total operating expenses	295,393	75,636	24,484

Operating loss	(146,117)	(34,765)	(14,887)

Interest income, net	14,503	3,315	415

Net loss	(131,614)	(31,450)	(14,472)

Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	(10,223)	(605)

Net loss attributable to common stockholders	$(131,614)	$(41,673)	$(15,077)

Basic and diluted net loss per share	$(2.81)	$(2.23)	$(1.75)

Shares used in computing basic and diluted net loss per common share	46,860,324	18,716,943	8,633,488

Comprehensive loss:

Net loss	$(131,614)	$(31,450)	$(14,472)

Other comprehensive loss:

Unrealized gain (loss) on securities available for sale	919	(114)	(1)

Foreign currency cumulative translation adjustment	(184)	(14)	—

Total comprehensive loss	$(130,879)	$(31,578)	$(14,473)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended March 31, 1999, 2000 and 2001

				Deferred
				Stock
	Common Stock		Additional	Compensation
			Paid-in	and
	Shares	Amount	Capital	Warrant Charge

Balance, March 31, 1998	14,704	$147	$19,707	$(577)

Stock options exercised, net	709	7	343	—

Fair value of warrants issued to non-employees	—	—	301	—

Repayments of notes receivable	—	—	—	—

Deferred compensation related to stock option grants	—	—	4,437	(4,437)

Amortization of deferred stock compensation	—	—	—	577

Accretion of preferred stock	—	—	(13)	—

Accrued dividends on preferred stock	—	—	(592)	—

Issuance of common stock, net of issuance costs	811	8	6,232	—

Other comprehensive loss	—	—	0	—

Net Loss	—	—	0	—

Balance, March 31, 1999	16,224	162	30,415	(4,437)

Stock options and warrants exercised, net	2,362	24	1,185	—

Fair value of warrants issued to non-employees	—	—	585	—

Repayments of notes receivable	—	—	—	—

Deferred compensation related to stock option grants	—	—	11,079	(11,079)

Amortization of deferred stock compensation	—	—	—	3,588

Deferred dividend in connection with the beneficial conversation feature in series E preferred stock	—	—	8,307	—

Accretion to redemption	—	—	(44)	—

Accrued dividends on preferred stock	—	—	(1,871)	—

Issuance of common stock pursuant to webMethods initial public offering	4,715	47	164,978	—

Net issuance of common stock pursuant to Active’s initial public offering	2,121	21	39,974	—

Issuance of common stock pursuant to the concurrent private placement	518	5	17,495	—

Initial public offering and concurrent private placement issuance costs	—	—	(13,158)	—

Conversion of preferred stock to common stock	19,283	193	41,496	—

Alier acquisition	206	2	43,578	(14,706)

Other comprehensive loss	—	—	—	—

Net loss	—	—	—	—

Balance, March 31, 2000	45,429	454	344,019	(26,634)

Stock options exercised, net	2,315	23	11,422	—

ESPP common stock issuances	231	2	6,143	—

Amortization of deferred compensation related to employee and non-employee directors stock options	—	—	—	19,805

Adjustment of deferred stock compensation related to forfeitures	—	—	(1,279)	1,279

Premier acquisition	64	1	12,992	(5,932)

Translink acquisition	420	4	79,674	(7,349)

Acquisition of Intelliframe workflow technology	274	3	23,248	—

Deferred warrant charge related to i2 warrants	—	—	23,606	(23,606)

Cash collection from i2 applied to deferred warrant charge	—	—	—	4,000

Amortization of deferred warrant charge related to i2 warrants	—	—	—	283

Other comprehensive loss	—	—	—	—

Net loss	—	—	—	—

Balance, March 31, 2001	48,733	$487	$499,825	$(38,154)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Accumulated
	Receivable		Other
	from	Accumulated	Comprehensive
	Stockholders	Deficit	Loss	Total

Balance, March 31, 1998	$(50)	$(11,312)	$—	$7,915

Stock options exercised, net	29	—	—	379

Fair value of warrants issued to non-employees	—	—	—	301

Repayments of notes receivable	11	—	—	11

Deferred compensation related to stock option grants	—	—	—	0

Amortization of deferred stock compensation	—	—	—	577

Accretion of preferred stock	—	—	—	(13)

Accrued dividends on preferred stock	—	—	—	(592)

Issuance of common stock, net of issuance costs	—	—	—	6,240

Other comprehensive loss	—	—	(1)	(1)

Net Loss	—	(14,472)	—	(14,472)

Balance, March 31, 1999	(10)	(25,784)	(1)	345

Stock options and warrants exercised, net	—	—	—	1,209

Fair value of warrants issued to non-employees	—	—	—	585

Repayments of notes receivable	10	—	—	10

Deferred compensation related to stock option grants	—	—	—	—

Amortization of deferred stock compensation	—	—	—	3,588

Deferred dividend in connection with the beneficial conversation feature in series E preferred stock	—	(8,307)	—	—

Accretion to redemption	—	—	—	(44)

Accrued dividends on preferred stock	—	—	—	(1,871)

Issuance of common stock pursuant to webMethods initial public offering	—	—	—	165,025

Net issuance of common stock pursuant to Active’s initial public offering	—	—	—	39,995

Issuance of common stock pursuant to the concurrent private placement	—	—	—	17,500

Initial public offering and concurrent private placement issuance costs	—	—	—	(13,158)

Conversion of preferred stock to common stock	—	—	—	41,689

Alier acquisition	—	—	—	28,874

Other comprehensive loss	—	—	(128)	(128)

Net loss	—	(31,450)	—	(31,450)

Balance, March 31, 2000	—	(65,541)	(129)	252,169

Stock options exercised, net	—	—	—	11,445

ESPP common stock issuances	—	—	—	6,145

Amortization of deferred compensation related to employee and non-employee directors stock options	—	—	—	19,805

Adjustment of deferred stock compensation related to forfeitures	—	—	—	—

Premier acquisition	—	—	—	7,061

Translink acquisition	—	—	—	72,329

Acquisition of Intelliframe workflow technology	—	—	—	23,251

Deferred warrant charge related to i2 warrants	—	—	—	—

Cash collection from i2 applied to deferred warrant charge	—	—	—	4,000

Amortization of deferred warrant charge related to i2 warrants	—	—	—	283

Other comprehensive loss	—	—	735	735

Net loss	—	(131,614)	—	(131,614)

Balance, March 31, 2001	$—	$(197,155)	$606	$265,609

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2001	2000	1999

Cash flows from operating activities:

Net loss	$(131,614)	$(31,450)	$(14,472)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,181	1,429	610

Provision for allowance for doubtful accounts	4,808	917	223

Provision for warranty	88	205	—

Loss on buyout of capital leases	—	—	10

Loss on disposal of equipment	46	—	—

Expense related to fair value of options issued to non-employees	—	585	301

Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	20,088	3,588	577

Amortization of goodwill and acquired intangibles	41,395	1,305	—

Write off of in-process research and development	34,910	2,737	—

Increase (decrease) in cash resulting from changes in assets and liabilities:

Accounts receivable	(45,459)	(13,019)	(5,316)

Prepaid expenses and other current assets	(3,250)	(5,675)	(831)

Other non-current assets	(1,937)	(434)	(533)

Accounts payable	5,320	2,483	979

Accrued expenses	4,787	6,198	929

Accrued salaries and commissions	7,573	6,244	1,043

Deferred revenue	42,369	21,947	2,975

Other current liabilities	—	(108)	16

Other non-current liabilities	34	(148)	(266)

Net cash used in operating activities	(16,661)	(3,196)	(13,755)

Cash flows from investing activities:

Purchases of property and equipment	(10,720)	(5,715)	(1,122)

Net purchases of marketable securities available for sale	(33,269)	(56,495)	(1,525)

Purchases of investments in private companies	(7,000)	(3,000)	—

Purchase of other assets	—	(5,539)	—

Purchase of Intelliframe workflow technology and related expenses	(9,324)	—	—

Acquisition of businesses, net of cash acquired	(4,741)	(2,316)	—

Net cash used in investing activities	(65,054)	(73,065)	(2,647)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	—	6,240

Borrowings under notes payable and lines of credit	—	87	283

Repayments under notes payable and lines of credit	(1,029)	(94)	(35)

Payments on capital leases	(685)	(112)	(156)

Repayments of notes receivable from shareholders	—	10	40

Proceeds from issuance of preferred stock	—	28,852	6,500

Issuance costs related to preferred stock offerings	—	(196)	(64)

Proceeds from exercise of stock options and warrants	11,445	1,208	350

Proceeds from ESPP common stock issuances	6,145	—	—

Proceeds from OEM fees applied to deferred warrant charge	4,000	—	—

Gross proceeds from webMethods’ initial public offering	—	165,025	—

Proceeds from concurrent private placement	—	17,500	—

Issuance costs related to common stock offering	—	(13,158)

Net proceeds from Active’s initial public offering	—	39,996	—

Net cash provided by financing activities	19,876	239,118	13,158

Effect of the exchange rate on cash and cash equivalents	(164)	(15)	—

Net (decrease) increase in cash and cash equivalents	(62,003)	162,842	(3,244)

Cash and cash equivalents at beginning of period	171,716	8,874	12,118

Cash and cash equivalents at end of period	$109,713	$171,716	$8,874

The accompanying notes are an integral part of these consolidated financial statements

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

      webMethods, Inc. (the Company) is a leading provider of software and services for business integration. The Company’s products enable customers to integrate business processes among different systems within the enterprise through real time exchange of information and to work closely with their customers, suppliers and other business partners through real-time exchange of information and transaction. The Company was incorporated in Delaware on June 12, 1996 and changed its name from TransactNet, Inc. to webMethods, Inc. on January 21, 1997. The Company has subsidiaries in Europe and Asia Pacific regions which provide technical support, marketing and distribution support in their geographic regions.

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

2.  Summary of significant accounting policies

  Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of webMethods, Inc. and all wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

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

  Marketable securities

      The Company’s marketable securities consist of corporate bonds, commercial paper and U.S. government and agency securities with maturities of less than two years. Securities are classified as available for sale since management intends to hold the securities for an indefinite period and may sell the securities prior to their maturity. The marketable securities are carried at aggregate fair value based generally on quoted market prices. Gains and losses are determined based on the specific identification method. Available for sale securities that are reasonably expected by management to be sold within one year from the balance sheet date are classified as current assets.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of significant accounting policies — (Continued)

  Property and equipment

      Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or their useful life. Leased property or equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease. Repairs and maintenance are expensed as incurred. At the time of retirement or other disposal of property and equipment, the cost and related accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in operations.

  Investments in Private Companies

      Investments in private companies in which the Company owns less than a 20% voting equity interest and has no significant influence are accounted for using the cost method. Such investments are periodically evaluated for impairment and appropriate adjustments are recorded, if necessary. Included in other assets as of March 31, 2001 and 2000, is $10,000,000 and $3,000,000, respectively, of preferred stock carried at cost and convertible debt carried at book value of various private companies, some of which are business partners.

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

  Goodwill and Acquired Intangible Assets

      The cost of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Identifiable intangible assets related to the acquisition of favorable lease terms are amortized on a straight-line basis over four years. Goodwill and assembled workforce are amortized on a straight-line basis over three years. Non-compete agreements are amortized on a straight-line basis over two years. License agreements are amortized on a straight-line basis over one year. The carrying amounts of intangible assets and goodwill are reviewed if facts or changes in circumstances suggest they may be impaired. If this review indicates the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the intangible assets and goodwill are reduced based on the difference between the carrying value and estimated fair value. Fair value is determined using discounted cash flows or other methods. No impairments of intangible assets have been identified as of March 31, 2001.

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

  Income taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 2001 and 2000.

  Foreign currency translations

      The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Foreign currency transaction gains or losses are included in the results of operations.

  Revenue recognition

      The Company enters into arrangements, which may include the sale of licenses of the Company’s B2B and Enterprise software, professional services and maintenance or various combinations of each element. The Company recognizes revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations remain. Historically the Company has not experienced significant returns or offered exchanges of its products.

      For multi-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance. Revenues allocated to the undelivered elements are deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor specific-objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly time and material rates charged for consulting services when sold

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Summary of significant accounting policies — (Continued)

separately from a software license and the optional renewal rates charged by the Company for maintenance arrangements).

      For electronic delivery, the product is considered to have been delivered when the access code to download the software from the Company’s web site and activation key, as applicable, has been provided to the customer. If an element of the license agreement has not been delivered, revenue for the element is deferred based on its vendor-specific objective evidence of fair value. If vendor-specific objective evidence of fair value does not exist, all revenue is deferred until sufficient objective evidence exists or all elements have been delivered. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due. If collectibility is not considered probable, revenue is recognized when the fee is collected.

      License revenue: Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor-specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

      Professional services revenue: Revenues from professional services are comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services such as installation and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e. the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Revenues for professional services and training are recognized when the services are performed.

      Maintenance revenue: Maintenance revenues consist primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term. Maintenance revenues are recognized on a straight-line basis over the term of the contract.

  Stock-based compensation

      The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period.

  Stock-based compensation to non-employees and warrant charge

      The Company measures expense for its non-employee stock-based compensation and warrant charge using the fair value method. Under the fair value method, the fair value of each option or warrant is estimated on the date of the grant using the Black-Scholes valuation model with the following weighted average assumptions used for grants: risk-free interest rate at the date of grant, expected life of the instrument, expected dividends and volatility at the date of the grant. The risk-free interest rate and the volatility are based on the expected term of the instrument.

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

  Segment reporting

      The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations. See Note 18 for required geographic segment information.

  Recent accounting pronouncements

      In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. Subsequently, the SEC released SAB 101B which further delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of years beginning after December 15, 1999. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows as a result of SAB 101.

      In March 2000, FASB issued Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion No. 25.” FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption did not have a material impact on the Company’s financial position or results of operations.

      In June 2000, SFAS No. 138, “Accounting for Certain Hedging Activities, an amendment of FASB No. 133,” was issued. The Company adopted SFAS Nos. 133, 137 and 138 in June 2000. In July 1999, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB No. 133,” was issued. In September 1998, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not entered into derivative contracts and does not have near term plans to enter into such contracts, accordingly the adoption of SFAS No. 133, SFAS No. 137 and SFAS 138 did not have a material effect on the financial statements.

3.  Related-party transactions

      An individual who is a director, corporate secretary and stockholder of the Company is associated with a law firm that has rendered various legal services for the Company. For the years ended March 31, 2001, 2000 and 1999, the Company has paid the firm approximately $2,194,000, $909,000 and $178,000, respectively. As of March 31, 2001 and 2000, the aggregate amounts due for these services was approximately $169,000 and $249,000, respectively.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Related-party transactions — (Continued)

      For the year ended March 31, 2000, the Company entered into certain contractual arrangements with several third parties that invested in the Company through the purchase of Series D and Series E mandatorily redeemable, cumulative, convertible preferred stock (see Note 15). Revenue generated from these related parties was $6,100,000 for the year ended March 31, 2000. Accounts receivable from these related parties as of March 31, 2000 was $241,000. Additionally, the Company paid $432,000 for services and equipment from related parties during the year ended March 31, 2000. Accounts payable to these related parties was $113,000 as of March 31, 2000. These individuals are not considered to be related parties subsequent to the initial public offering, which converted their mandatorily redeemable, convertible preferred stock for shares of the Company’s common stock.

4.  Concentrations of credit risk

      Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. Accounts receivable consists principally of amounts due from large, credit-worthy companies. The Company monitors the balances of individual accounts to assess any collectibility issues.

5.  Marketable Securities

      The cost and estimated fair value of marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	March 31, 2001		March 31, 2000

	Cost	Fair Value	Cost	Fair Value

	(in thousands)		(in thousands)

Due in one year or less	$95,551	$96,676	$25,305	$25,256

Due after one year through two years	—	—	37,255	37,138

	$95,551	$96,676	$62,560	$62,394

      The gross unrealized holding losses were $0 and $166,000 for the years ended March 31, 2001 and 2000, respectively. The gross unrealized holding gains were $1,125,000 and $0 for the years ended March 31, 2001 and 2000, respectively. The unrealized holding gains and losses have been included, net of the related tax effect, in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Property and equipment

      Property and equipment consisted of the following:

	March 31,

	2001	2000

	( in thousands)

Equipment	$14,822	$4,893

Software	3,428	1,488

Furniture	3,887	1,402

Leasehold improvements	2,052	1,098

	24,189	8,881

Accumulated depreciation and amortization	(6,825)	(2,571)

	$17,364	$6,310

      During the year ended March 31, 2001, the Company acquired certain equipment and software under capital leases. Included in equipment as of March 31, 2001 and 2000, respectively, is $4,819,000 and $428,000 in assets under capital leases. Included in software as of March 31, 2001 and 2000 is $258,000 in assets under capital leases. Related to these capital leases and included in the accumulated depreciation and amortization is $849,000 and $90,000 at March 31, 2001 and 2000, respectively.

7.  Income taxes

      The Company has recorded no provision for income taxes for the year ended March 31, 2001, as the Company has incurred operating losses since its inception. Net operating loss carryforwards (NOLs) as of March 31, 2001 and 2000 are approximately $148,035,000 and $38,200,000 respectively, both of which begin to expire in 2010. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The tax effect of each temporary difference is as follows:

	March 31,

	2001	2000

Net operating loss carryforwards	$60,561	$14,690

Accrued expenses	4,583	4,560

Deferred revenue	2,365	800

Accounts receivable	1,946	430

Property and equipment	1,100	50

Prepaid Assets	(2,966)	(270)

Stock option compensation	252	210

Acquired intangibles	7,256	(1,030)

Other	80	910

Valuation allowance	(75,177)	(20,350)

Net Deferred Tax Assets	$—	$—

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Income taxes — (Continued)

      Though management believes that future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the “more likely than not” criteria under SFAS 109. The change in the valuation allowance was an increase of $10,460,000, which can be attributed primarily to accrued deferred tax liabilities and additional operating losses.

      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:

	March 31,

	2001	2000	1999

U.S. Federal statutory rate	34.0%	34.0%	34.0%

State and local taxes, net of Federal income tax benefit	2.6	3.8	4.5

Change in valuation allowance	(13.9)	(32.7)	(39.3)

Amortization of nondeductible goodwill	(5.9)	(2.1)	—

In-process research and development write-off	—	(3.0)	—

Stock option compensation	—	(0.1)	(0.1)

Change in general business credit	—	0.8	1.9

Acquisition costs	(8.9)	—	—

Purchase price adjustment	(7.1)	—	—

Other	(0.8)	(0.7)	(1.0)

Effective Tax Rate	—%	—%	—%

8.  Notes Payable and Lines of Credit

      As of March 31, 2001, the Company had a line of credit agreement with a bank to borrow up to a maximum principal amount of $3,000,000 with a maturity date of April 16, 2001 and an interest rate on unpaid principal balances of the bank’s prime rate plus 1%. Subsequent to year end, the Company amended the line of credit agreement to borrow up to a maximum principal amount of $10,000,000 with a maturity date of July 10, 2002. Borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. The agreement includes restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets to current liabilities, excluding deferred revenue of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be the greater of $50 million or 85% of the total revenue for the immediately preceding fiscal quarter.

      As of March 31, 2001, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company obtained a letter of credit totaling $750,000 related to a new office lease. The letter of credit expires in June 2001.

      As of March 31, 2000 the Company had a balance of $153,000 under a previous line of credit with the same bank which was paid in October 2000. In connection with this line of credit, the Company issued the bank options to purchase 46,788 shares of the Company’s common stock at approximately $0.27 per share. The fair value of these options was determined using the Black Scholes valuation model and was insignificant to the overall financial statements. These options were exercised during the year ended March 31, 2001.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Notes Payable and Lines of Credit — (Continued)

      As a result of the acquisition of Alier, the Company assumed a line of credit agreement that expired in July 2000. The amount outstanding as of March 31, 2000 was $419,000 which was repaid in June 2000. The Company also assumed two notes payable with March 31, 2000 balances of $90,000 and $367,000, which was repaid in June and August 2000, respectively.

9.  Lease commitments

      The Company has an equipment line of credit with a leasing company for the purchase of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease, based on the 36-month treasury yield plus 3.7%. Principal and interest is payable under each lease in 36 monthly installments. At expiration of the lease term, the Company will have the option to purchase the equipment at fair market value not to exceed 10% of the original cost. This arrangement includes a restrictive covenant that requires the Company to maintain a minimum of $2,500,000 of cash and marketable securities.

      The Company leases office space in various locations under operating leases expiring through fiscal 2009. Total rent expense was approximately $8,148,000, $1,878,000 and $636,000 for the years ended March 31, 2001, 2000 and 1999, respectively. In December 1999, the Company entered into a five-year lease agreement for office space for the Company’s new headquarters in Virginia. The Company occupied the new facility in March 2000.

      Future minimum lease payments under the Company’s capital and operating leases, net of expected sublease income, are as follows:

	Operating	Capital

	(in thousands)
Years ending March 31,

2002	$8,400	$2,128

2003	5,214	1,822

2004	4,393	786

2005	3,765	—

2006	2,136	—

Thereafter	4,237	—

	$28,145	4,736

Less amounts representing interest		(498)

		4,238

Less current portion		(1,773)

Capital lease obligation, net of current portion		2,465

Other long term liability		148

Capital lease obligation, net of current portion and other		$2,613

      During the year ended March 31, 1999, the Company issued an option to purchase 6,132 shares of the Company’s common stock at an exercise price of $1.08 per share to the landlord of one of their leased facilities. The fair value of this option on the grant date was determined using the Black-Scholes valuation model and was insignificant to the overall financial statements. These options were exercised during the year ended March 31, 2001.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Stockholders’ equity

  Preferred Stock

      The Company’s Certificate of Incorporation, as amended, authorized 50,000,000 shares of undesignated preferred stock with a par value of $.01, none of which was outstanding as of March 31, 2001.

  Common Stock Split

      On February 10, 2000, the Company consummated a 1.533 for one stock split. All references to the number of shares authorized, issued and outstanding and per-share information for all periods presented have been adjusted to reflect the effects of the stock split and share authorization.

  Initial Public Offering and Concurrent Private Placement

      The Company completed its initial public offering of 4,715,000 of its $.01 par value common stock, priced at $35.00 per share on February 10, 2000 (the IPO) including 615,000 shares sold in connection with the exercise of the underwriters’ over-allotment. Concurrent with the IPO, the Company sold an additional 518,058 shares of its common stock in a private placement transaction at a price per share equal to $33.78 (the IPO price less one-half of the underwriting discounts and commissions).

      Prior to the Company’s merger with Active Software, Active completed its initial public offering of 2,121,175 shares of common stock at an initial public offering price of $20.87 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses incurred by Active, were approximately $39,995,000.

  Warrant

      In March 2001, the Company entered into an OEM/ Reseller agreement with i2 Technologies (i2). In connection with the agreement the Company issued to i2 a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23,606,000 on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement i2 will pay the Company OEM fees of $10,000,000 over the term which will reduce the deferred warrant charge. In March 2001, the Company received $4,000,000 of OEM fees from i2 which was recorded as a deduction to the deferred warrant charge and recorded $283,000 of amortization of the deferred warrant charge to sales and marketing expense. In June 2001 a Form 8-K was filed reporting that the Company signed an amended warrant agreement which reduced the number of shares of common stock i2 can purchase from 750,000 to 710,000 and, in addition, reduced the exercise price per share from $40.88 to $28.70. Based on the remeasurement of the warrant using the Black-Scholes valuation model the fair value of the amended warrant does not exceed the current fair value of the original warrant. The Company will not incur an additional charge as a result of this amendment. The fair value of the warrants granted to i2 was estimated on the date of grant and amendment, using the following weighted average assumptions or range of weighted average assumption: Risk-free interest rate of 4.9%, term of 3.75 to 4 years, volatility of 114% to 159%, and no dividends are anticipated.

      The Company issued warrants to system integrators in connection with services rendered to purchase 72,153 shares of common stock at $1.46 per share. An expense of $300,600 was recorded in 1999 related to the issuance of such warrants, which was based on the warrants’ estimated fair market value at the date of issuance. All 72,153 warrants were exercised in July 1999.

      The Company issued a warrant to a strategic partner to purchase 19,375 shares of common stock at $7.74 per share, which expire in October 2005. In August 1999, the warrant which became exercisable

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Stockholders’ equity — (Continued)

based on achievement of certain software performance improvements. Accordingly, the Company recorded a research and development expense of approximately $350,000 in 1999, representing the fair value of the warrant at the time the contingency was resolved.

11.  Active merger

      On August 15, 2000, the Company completed a merger with Active Software, Inc. (“Active”), a publicly traded company that develops and markets software products for businesses that allow users to integrate incompatible software applications across their extended enterprises of customers, suppliers and partners. Active stockholders received .527 shares of common stock of webMethods for each share of Active common stock, or an aggregate of 13.9 million shares. The merger was accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated as if the merger had occurred as of the beginning of the earliest period presented. Prior to the acquisition, Active had a calendar fiscal year end. In connection with the retroactive restatement the financial statements of Active were recast to a March 31 year end to conform to webMethods presentation. The Company incurred transaction costs of approximately $34,000,000 directly related to the merger.

12.  Business Acquisitions

      In February 2000, the Company acquired Alier, Inc. (Alier) a provider of enterprise application integration solutions to financial institutions. In connection with this transaction, all outstanding shares of capital stock of Alier were exchanged for 205,991 shares of the Company’s common stock valued at $31,180,000 and paid cash of $2,000,000. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 83,412 shares of the Company’s common stock valued at $12,400,000. The Company incurred approximately $316,000 in transaction costs related to this acquisition. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Alier have been included in the Company’s financial statements from the date of acquisition. In connection with the acquisition, the purchase price was allocated, based on an independent valuation, to goodwill and acquired intangibles of $29,568,000, deferred stock compensation of $14,706,000 related to restricted stock, and acquired in-process research and development of $2,737,000. The $2,737,000 allocated to in-process research and development was expensed upon consummation of the acquisition as it had not reached technological feasibility and, in the opinion of management, has no alternative future use.

      In April 2000, the Company acquired Premier Software Technologies, Inc. (Premier), a provider of integration products and services for e-commerce. In connection with this transaction, the Company issued 63,929 shares of common stock valued at $11,864,000 and paid cash of $500,000 in exchange for all of the outstanding shares of capital stock of Premier. In addition, outstanding options to purchase Premier capital stock were converted into options to purchase an aggregate of 6,081 shares of the Company’s common stock valued at $1,129,000. The Company incurred $166,000 in transaction fees. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Premier have been included in the Company’s financial statements from the date of acquisition. In connection with the acquisition, the purchase price was allocated based on an independent valuation, to goodwill and acquired intangibles of $7,503,000 and deferred stock compensation of $5,932,000 related to restricted stock.

      In April 2000, the Company acquired TransLink Software, Inc. (TransLink), a provider of high performance mainframe integration solutions for e-commerce. In connection with this transaction, the Company issued 419,683 shares of its common stock valued at $76,053,000 and paid cash of $4,500,000. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase an aggregate of 22,683 shares of the Company’s common stock valued at $3,625,000. The

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Business Acquisitions — (Continued)

Company incurred $248,000 in transaction fees. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Translink have been included in the Company’s financial statements from the date of acquisition. In connection with the acquisition, the purchase price was allocated based on an independent valuation, to goodwill and acquired intangibles of $74,164,000, deferred stock compensation of $7,349,000 related to restricted stock and acquired in-process research and development of $2,311,000. The in-process research and development was expensed upon consummation of the acquisition as it had not reached technological feasibility and, in the opinion of management has no alternative future use.

      For the years ended March 31, 2001 and 2000, respectively, the Company recorded $41,395,000 and $1,305,000 for amortization of goodwill and acquired intangibles in connection with these acquisitions. In addition, during the year ended March 31, 2001 and 2000, respectively, the Company recorded $12,998,000 and $613,000 of amortization of deferred stock compensation which is based on the vesting period of related restricted stock. Pro forma information for these acquisitions is not considered necessary as differences between actual and pro forma information are not material.

13.  Acquisition of Technology

      In February 2001, the Company acquired Intelliframe Corporation, a wholly owned subsidiary of Computer Network Technology Corporation (“Intelliframe”). Through the acquisition, the Company acquired Intelliframe, certain workflow intellectual property and a research and development team of 14 people. The total purchase price for the acquisition was $32,109,000, which is comprised of $8,834,000 of cash and 273,542 shares of the Company’s common stock which had a fair value of $23,251,000 on the date of issuance. The Company also paid $490,000 in costs related to the acquisition.

      The Intelliframe workflow technology was purchased with the intent of the Company to subsequently integrate certain parts of the technology into a future product. The efforts required to complete and incorporate the acquired in-process research and development included the completion of all planning, designing and testing activities that are necessary to meet its design requirements, including functions, features and technical performance requirements. There were no other significant assets purchased. Because the product into which the acquired technology is to be incorporated has not met technological feasibility, substantially all the purchase price and related acquisition costs were charged to in-process research and development during March 2001.

14.  Stock based compensation

  Stock Incentive Plan

      On November 1, 1996, the Company adopted the 1996 Stock Incentive Plan (the Plan). The Plan is administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the Plan and to determine the terms and option exercise prices of the stock options.

      In August 2000, the Company increased the number of shares to 20,731,000 shares of the Company’s common stock for issuance upon the exercise of options granted under the Plan. At March 31, 2001, options to purchase 15,743,245 shares were outstanding. In connection with the Active merger, the Company assumed the Active stock option plan.

      Qualified incentive stock options granted pursuant to the plans have an exercise price equal to the fair value of the underlying common stock at the date of grant, vest at either the rate of 33.3% or 25% per year, beginning one year after the date of award, and have a term of ten years. Prior to the Company’s

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Stock based compensation — (Continued)

initial public offering, the Board of Directors determined the fair value of the underlying common stock on the date of grant based on contemporaneous sales of the Company’s preferred stock for cash to third party investors.

      The following table summarizes the Company’s activity for all of its stock option awards:

	Stock	Range of		Weighted Average
	Options	Exercise Price		Exercise Price

Outstanding, March 31, 1998	3,514,333	$0.05 –	$0.27	$0.29

Granted	5,106,397	0.11 –	33.15	0.89

Exercised	(693,215)	0.11 –	10.30	0.43

Cancelled	(2,321,902)	0.05 –	10.27	0.30

Outstanding, March 31, 1999	5,605,613	0.11 –	.33	0.70

Granted	6,308,576	2.17 –	254.27	20.91

Exercised	(2,261,923)	0.11 –	20.87	0.47

Cancelled	(420,281)	0.11 –	174.34	8.39

Outstanding, March 31, 2000	9,231,985	0.11 –	254.27	14.25

Granted	10,728,772	23.84 –	187.00	84.02

Exercised	(2,314,831)	0.11 –	89.18	4.91

Cancelled	(1,902,681)	0.11 –	254.27	70.36

Outstanding, March 31, 2001	15,743,245	$0.01 –	$254.27	$58.18

      Information regarding stock options outstanding as of March 31, 2001 is as follows:

	Outstanding			Options Exercisable

		Weighted Average
Range of	Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.01 – $ 2.88	1,475,706	7.50	$0.87	648,751	$0.85

2.88 – 6.05	1,783,602	8.46	4.09	531,417	4.04

7.59 – 12.00	1,313,652	8.75	9.41	291,139	9.44

12.00 – 30.81	1,507,224	9.09	23.51	357,077	21.78

33.15 – 72.19	1,814,598	9.57	62.07	86,450	55.92

75.31 – 81.75	1,856,160	9.65	80.25	93,038	78.21

82.38 – 86.63	391,635	9.59	85.66	1,318	85.39

87.18 – 88.88	2,772,839	9.44	88.80	3,017	87.18

88.88 – 114.88	1,908,997	9.43	99.82	129,361	100.78

115.50 – 254.27	918,832	9.18	139.19	300,159	165.79

$ 0.01 – $254.27	15,743,245	9.08	$58.18	2,441,727	$36.25

      Certain options for employee and non-employee directors granted during the years ended March 31, 2000, 1999 and 1998 resulted in deferred stock compensation as the estimated fair value (derived by reference to contemporaneous sales of convertible preferred stock) was greater than the exercise price on the date of grant. The total deferred stock compensation associated with these options was approximately $16,093,000. This amount is being amortized over the respective vesting periods of these options, ranging from three to four years. Approximately $6,807,000 and $2,975,000 was amortized during the years ended March 31, 2001 and 2000, respectively, related to these options.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Stock based compensation — (Continued)

      Included in the above table are options to purchase an aggregate of 45,990 shares of the Company’s common stock granted to three non-employees during the year ended March 31, 2000. The options granted to non-employees were granted in exchange for services provided. Options to purchase 15,330 of these shares have an exercise price of $2.17 per share and the options to purchase the remaining 30,660 shares have an exercise price of $2.88 per share. All of these options granted to non-employees were fully exercisable and non-forfeitable on September 30, 1999. These options were recorded at their aggregate fair value on September 30, 1999 of $235,000 and amortized over the terms of the respective consulting agreements. As of March 31, 2000, they have been fully amortized. The Company valued these options using the Black-Scholes valuation model with the following assumptions: Risk-free interest rate of 5.50%; expected life of 6 years; no anticipated dividends; expected volatility of 85%; and a fair market value of the underlying common stock on the date of grant equal to the exercise price.

      In April 2001, the Company implemented an option exchange program whereby employees were offered the opportunity to exchange stock options with split-adjusted exercise prices of $40.00 and above for new options to purchase an equal number of shares. The new options will be granted at least six months and one day following the date the options were accepted for exchange but no later than December 31, 2001. The exercise price of the new options will be the closing market price of the Company’s common stock on the Nasdaq Stock Market on the grant date of the new options, 7,489,000 options have been exchanged under this plan.

      Had compensation expense for the Plans been determined based on the fair value of the related options at the grant dates, consistent with SFAS No. 123, the Company’s net loss and net loss per share would have increased by the pro forma amounts indicated below:

	Year ended March 31,

	2001	2000	1999

Net loss attributable to common shareholders, as reported	$(131,614)	$(41,673)	$(15,077)

Net loss attributable to common shareholders, pro forma	(259,735)	(46,188)	(14,594)

Basic and diluted net loss per common share, as reported	(2.81)	(2.23)	(1.75)

Basic and diluted net loss per common share, pro forma	(5.35)	(2.47)	(1.69)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: Risk-free interest rates of 4.90%, 6.10%, and 4.69% for the years ended March 31, 2001, 2000 and 1999, respectively; expected volatility of 122%, 90% and 0% for the years ended March 31, 2001, 2000 and 1999, respectively; expected life of 4 years; and no anticipated dividends.

      The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2001, 2000 and 1999 was $84.02, $10.49, and $0.15, respectively.

  Employee Stock Purchase Plan

      In January 2000, the Board of Directors approved the Company’s 2000 Employee Stock Purchase Plan (the ESPP). The ESPP became effective upon the completion of the Company’s initial public offering on February 10, 2000. A total of 1,500,000 shares of common stock are initially available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining nine year term of the ESPP by 750,000 shares of common stock.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Stock based compensation — (Continued)

      The ESPP, which is intended to qualify under Section 423 of the IRS Code, is implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, commencing on or about January 1 and July 1 of each year. Each offering period consists of four consecutive purchase periods of approximately six months’ duration, and at the end of each offering period, an automatic purchase is made for participants. The initial offering period commenced on February 10, 2000 and ends on December 31, 2001; the initial purchase period began on February 10, 2000 and ended on June 30, 2000. Participants generally may not purchase more than 1,000 shares on any purchase date or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

      The purchase price per share is 85% of the lower of (1) the fair market value of the Company’s common stock on the purchase date and (2) the fair market value of a share of the Company’s common stock on the last trading day before the offering date, or, in the case of the first offering period under the plan, the price at which one share of the Company’s common stock is offered to the public in the Company’s initial public offering.

      In June 1999, Active approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). In connection with the merger of Active, the Company assumed the Purchase Plan for all currently eligible employees of Active. Eligible employees of the Purchase Plan may purchase a limited number of shares of the Company’s common stock. Each participant is granted the option to purchase the Company’s common stock on the first day of each 24 month offering period (which begins on May 1 and November 1 of each year) and such option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the Company’s common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock (1) on the first day of the applicable offering period and (2) on the last day of the applicable purchase period. The Purchase Plan terminates on October 30, 2001.

      The following table summarizes shares of common stock available for issuance and shares purchased as of March 31, 2001.

	webMethods	Active
	Plan	Plan	Total

	(in thousands)

Authorized	2,250	708	2,958

Purchased	(111)	(120)	(231)

Available	2,139	588	2,727

15.  Mandatorily redeemable, convertible preferred stock

      The Company raised capital prior to its initial public offering through private sales of common stock and mandatorily redeemable, convertible preferred stock (Preferred Stock). The Company’s preferred stock had cumulative dividends at a rate equal to 8% per annum payable on a liquidation value equal to the issuance price per share for each series of Preferred Stock, as adjusted for stock splits, stock dividends, stock combinations and recapitalizations. Prior to April 1, 1999 the Company exchanged 1,446,335 shares of existing common stock for 47,174 shares of Series A Preferred Stock. In addition, the Board authorized and the Company issued: (i) 180,750 shares of Series B Preferred Stock for net proceeds of $3,577,000; (ii) 195,783 shares of Series C Preferred Stock for net proceeds of $6,436,451; and (iii) 158,000 shares of Series D Preferred Stock for net proceeds of $11,733,000.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Mandatorily redeemable, convertible preferred stock — (Continued)

      An investor in the round of Series D Preferred Stock had the right to purchase the number of common shares equal to $2,500,000 at the initial public offering price per share less one-half of the underwriting discount and commission, concurrent with an underwritten initial public offering. Such right was exercised in connection with the concurrent private placement.

      For the year ended March 31, 1999 the Company recorded accretion to redemption value and accrued dividends of $34,000, $296,000 and $275,000 for Preferred Stock Series A, B and C, respectively.

      On November 4, 1999, the Company authorized the issuance of up to 68,770 shares of mandatorily redeemable, convertible Series E Preferred Stock. Based on the short period of time elapsed between the issuance of the Series E Preferred Stock on November 4, 1999 and the initial filing of the Company’s Registration Statement on Form S-1 on November 19, 1999, the Company had recorded a deemed dividend of $8,300,000. The deemed dividend has been included in the accretion and accrued dividends related to mandatorily redeemable preferred stock for purposes of determining basic and diluted net loss per common share.

      Each outstanding share of Series A, Series B, Series C, Series D and Series E Preferred Stock was automatically converted into 30.66 shares of the Company’s common stock immediately upon the closing of the Company’s initial public offering. In addition, at the time of the initial public offering common stock was issued for accrued and unpaid dividends based on the $35.00 fair market value of the stock at the time of the offering.

      The Series A, Series B, Series C, Series D and Series E Preferred Stock activity during the year ended March 31, 2000 is summarized as follows:

	Series A		Series B		Series C		Series D

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, April 1, 1999	47,174	$434,919	180,750	$3,970,521	195,783	$6,712,288	—	$—

Sale of Series D preferred stock, net of issuance costs of $119,370	—	—	—	—	—	—	134,075	11,732,860

Sale of Series E preferred stock, net of issuance costs of $76,469	—	—	—	—	—	—	—	—

Accretion to redemption price	—	—	—	5,827	—	11,225	—	20,982

Accrued dividends	—	29,655	—	256,844	—	461,822	—	732,989

Conversion to common stock	(47,174)	(464,574)	(180,750)	(4,233,192)	(195,783)	(7,185,335)	(134,075)	(12,486,831)

Balance, March 31, 2000	—	$—	—	$—	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Series E

	Shares	Amount

Balance, April 1, 1999	—	$—

Sale of Series D preferred stock, net of issuance costs of $119,370	—	—

Sale of Series E preferred stock, net of issuance costs of $76,469	68,770	16,923,475

Accretion to redemption price	—	5,539

Accrued dividends	—	390,183

Conversion to common stock	(68,770)	(17,319,197)

Balance, March 31, 2000	—	$—

      There was no additional Preferred Stock activity during the year ended March 31, 2001.

16.  Employee benefit plan

      As of April 1, 1997, the Company adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required Company matching contributions. The plan provides for discretionary contributions by the Company. The Company made no contributions during the years ended March 31, 2001, 2000 and 1999.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.  Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2001	2000	1999

	(in thousands)

Cash paid during the period for interest	$156	$93	$52

Non-cash investing and financing activities:

Accrual of preferred stock dividends	$—	$1,871	$592

Preferred stock accretion	—	44	13

Equipment purchased under capital lease	4,350	686	—

Conversion of preferred stock to common stock	—	41,689	—

Deemed discount in connection with the beneficial conversion	—	8,307	—
feature on Series E Preferred Stock

Change in net unrealized gain or loss on marketable securities	(1,125)	166	2

Fair value of option issued to non-employees	—	235	—
Alier Acquisitions

Fair value of assets acquired, net of cash acquired	$—	$44,623	$—

Less:

Liabilities assumed	—	(1,464)	—

Common stock issued in connection with the acquisition	—	(43,580)	—

	—	(421)	—

Write-off of in-process research and development	—	2,737	—

Cash paid for acquisition	$—	$2,316	$—

Translink Acquisition:

Fair value of assets acquired, net of cash acquired	$82,209	$—	$—

Less:

Liabilities assumed	(593)	—	—

Common stock issued in connection with the acquisition	(79,678)	—	—

	1,938	—	—

Write-off of in-process research and development	2,311	—	—

Cash paid for acquisition, net of cash acquired	$4,249	$—	$—

Premier Acquisition:

Fair value of assets acquired, net of cash acquired	$13,947	$—	$—

Less:

Liabilities assumed	(462)	—	—

Common stock issued in connection with the acquisition	(12,993)	—	—

Cash paid for acquisition, net of cash acquired	$492	$—	$—

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Segment information

      The Company markets it products in the United States and in foreign countries. Information regarding geographic areas for the years ended March 31, 2001, 2000 and 1999 are as follows:

	Year Ended March 31,

	2001	2000	1999

	(in thousands)

Revenues

North America	$180,192	$55,051	$14,043

Europe	17,801	5,094	227

Asia Pacific	3,965	—	—

Total	$201,958	$60,145	$14,270

Long Lived Assets

North America	$97,853	$39,742	$2,197

Europe	1,236	142	—

Asia Pacific	1,207	—	—

Total	$100,296	$39,884	$2,197

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      For the years ended March 31, 1999, 2000 and 2001.

	Balance at			Balance at
	beginning of			end of
	Period	Provisions	Deductions	Period

Year ended March 31, 1999

Allowance for doubtful accounts	94	223	—	317
Year ended March 31, 2000

Allowance for doubtful accounts	317	1,077	—	1,394
Year ended March 31, 2001

Allowance for doubtful accounts	1,394	4,808	1,860	4,342

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors and Stockholders
of webMethods Inc.:

      Our audits of the consolidated financial statements referred to in our report dated April 25, 2001, except for Notes 8 and 10, as to which the date is June 22, 2001, appearing in this Form 10-K of webMethods, Inc. for the year ended March 31, 2001 also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
____________________________________

McLean, Virginia
April 25, 2001