Form 10-Q
period 2001-06-30
WEBMETHODS INC
filed 2001-08-13
CIK 1035096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED JUNE 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of July 31, 2001, 49,426,083 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2001
TABLE OF CONTENTS

Part I	Financial Information

Item 1	Financial Statements

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of

June 30, 2001 (unaudited) and March 31, 2001

Condensed Consolidated Statements of Operations (unaudited) -

Three months ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows (unaudited) -

Three months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Part II	Other Information

Item 2	Changes in Securities and Use of Proceeds

Item 6	Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2001	2001

	(unaudited)
	(in thousands, except share information)
ASSETS

Current assets:

Cash and cash equivalents	$74,296	$109,713

Marketable securities available for sale	104,219	96,676

Accounts receivable, net of allowances of $4,759 and $4,342, respectively	50,952	58,757

Prepaid expenses and other current assets	9,310	9,846

Total current assets	238,777	274,992

Marketable securities available for sale	29,565	—

Property and equipment, net	19,354	17,364

Goodwill and acquired intangibles, net	58,026	68,535

Other assets	14,380	14,397

Total assets	$360,102	$375,288

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,698	$8,368

Accrued expenses	12,049	13,008

Accrued salaries and commissions	12,246	15,536

Deferred revenue	41,243	45,585

Current portion of capital lease obligations	2,571	1,773

Total current liabilities	76,807	84,270
Capital lease obligations, net of current portion and other	3,054	2,613

Long term deferred revenue	24,171	22,796

Total liabilities	104,032	109,679

Stockholders’ equity:

Common stock, $0.01 par value; 500,000,000 shares authorized; 49,290,016 and 48,732,800 shares issued and outstanding	493	487

Additional paid-in capital	502,766	499,825

Deferred stock compensation and warrant charge	(30,644)	(38,154)

Accumulated deficit	(217,093)	(197,155)

Accumulated other comprehensive gain	548	606

Total stockholders’ equity	256,070	265,609

Total liabilities and stockholders’ equity	$360,102	$375,288

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2001	2000

	(in thousands, except share and per share data)
Revenue:

License	$36,804	$23,986

Professional services	9,691	7,743

Maintenance	8,902	3,336

Total revenue	55,397	35,065

Cost of revenue:

License	701	1,002

Professional services and maintenance:

Stock based compensation	192	217

Other professional services and maintenance	12,399	10,105

Total cost of revenue	13,292	11,324

Gross profit	42,105	23,741

Operating expenses:

Sales and marketing:

Stock based compensation and warrant charge	1,232	1,027

Other sales and marketing costs	30,200	19,474

Research and development:

Stock based compensation	3,490	2,752

Other research and development costs	13,299	7,661

General and administrative:

Stock based compensation	87	862

Other general and administrative costs	5,904	4,105

Amortization of goodwill and intangibles	10,508	9,680

In-process research and development	—	2,311

Total operating expenses	64,720	47,872

Operating loss	(22,615)	(24,131)

Interest income, net	2,677	3,212

Net loss	$(19,938)	$(20,919)

Basic and diluted net loss per share	$(0.41)	$(0.46)

Shares used in computing basic and diluted net loss per share	48,839,735	45,907,352

Comprehensive loss:

Net loss	$(19,938)	$(20,919)

Other comprehensive loss:

Unrealized loss on securities available for sale	(104)	(14)

Foreign currency cumulative translation adjustment	46	58

Total comprehensive loss	$(19,996)	$(20,875)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2001	2000

	(in thousands)

Cash flows from operating activities:

Net loss	$(19,938)	$(20,919)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,833	556

Provision for allowance for doubtful accounts	1,320	367

Provision for warranty	—	88

Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	5,001	4,858

Amortization of goodwill and intangibles	10,508	9,680

Write off of in-process research and development	—	2,311

Increase (decrease) in cash resulting from changes in assets and liabilities:

Accounts receivable	6,055	(11,642)

Prepaid expenses and other current assets	934	(4,290)

Other assets	(463)	(1,096)

Accounts payable	486	(347)

Accrued expenses	(978)	2,173

Accrued salaries and commissions	(843)	22

Accrued ESPP	(2,331)	(688)

Deferred revenue	(2,763)	12,809

Net cash used in operating activities	(1,179)	(6,118)

Cash flows from investing activities:

Purchases of property and equipment	(1,908)	(954)

Net purchases of marketable securities available for sale	(37,210)	(22,476)

Purchase of investments in private companies	—	(7,000)

Acquisition of business, net of cash acquired	—	(4,741)

Net cash used in investing activities	(39,118)	(35,171)

Cash flows from financing activities:

Payments on capital leases	(717)	(70)

Repayments under notes and lines of credit	—	(723)

Proceeds from exercise of stock options and stock issued under the ESPP	5,454	3,768

Net cash provided by financing activities	4,737	2,975

Effect of exchange rate on cash	143	(46)

Net decrease in cash and cash equivalents	(35,417)	(38,360)

Cash and cash equivalents at beginning of period	109,713	171,716

Cash and cash equivalents at end of period	$74,296	$133,356

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

      The accompanying unaudited interim condensed consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with generally accepted accounting principles for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

      The results of the interim periods presented are not necessarily indicative of the results for the year or any current or future period.

2. RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. The Company will adopt SFAS No. 142 in fiscal 2003 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial statements.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED
	JUNE 30,

	2001	2000

	(in thousands)
Cash paid during the period for interest	$122	$46

Non-cash investing and financing activities
Equipment purchased under capital lease	$1,934	$190

Change in net unrealized loss of marketable securities	$(104)	$(14)

Translink Acquisition:

Fair value of assets acquired, net of cash acquired	—	$82,209

Less:

Liabilities assumed	—	(593)

Common stock issued in connection with the acquisition	—	(79,678)

	—	1,938

Write off of in-process research and development	—	2,311

Cash paid for acquisition, net of cash acquired	$—	$4,249

Premier Acquisition:

Fair value of assets acquired, net of cash acquired	—	13,947

Less:

Liabilities assumed	—	(462)

Common stock issued in connection with the acquisition	—	(12,993)

Cash paid for acquisition, net of cash acquired	$—	$492

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. SEGMENT INFORMATION

      The Company markets its products in the United States and in foreign countries. Information regarding geographic areas for the three months ended June 30, 2001 and 2000 are as follows:

	THREE MONTHS ENDED
	JUNE 30,

REVENUES	2001	2000

	(in thousands)
North America	$40,366	$33,817

Europe	10,810	1,248

Asia Pacific	4,221	—

Total	$55,397	$35,065

	AS OF	AS OF
	JUNE 30,	MARCH 31,
LONG LIVED ASSETS	2001	2001

	(in thousands)
North America	$119,113	$97,853

Europe	1,319	1,236

Asia Pacific	893	1,207

Total	$121,325	$100,296

5. OPTION EXCHANGE PROGRAM

      In April 2001, the Company implemented an option exchange program whereby employees were offered the opportunity to exchange stock options with split-adjusted exercise prices of $40.00 and above for new options to purchase an equal number of shares. The new options will be granted at least six months and one day following the date the options were accepted for exchange but no later than December 31, 2001. The exercise price of the new options will be the closing market price of the Company’s common stock on the Nasdaq Stock Market on the grant date of the new options. A total of 7,489,000 options were surrendered for exchange under this program.

6. SUBSEQUENT EVENTS

      In July 2001, the Company announced a reduction in force and will take a restructuring charge in the quarter ending September 30, 2001. This restructuring charge will consist primarily of charges related to headcount reductions and consolidation of facilities. The plan will result in headcount reductions of approximately 15%, and the Company expects to consolidate certain of its main facilities and close excess field offices.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the Company’s financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations, but rather updates the disclosures made in the Company’s Annual Report on Form 10-K.

      Certain information contained herein should be considered “forward-looking information,” which is subject to a number of substantial risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates,” “believes,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “should,” “will,” and “would” and other forms of these words or similar words are intended to identify forward-looking information. Such forward-looking statements are made only as of the date of this report. The Company’s actual results could differ materially from those contained in forward-looking statements. Important factors known to the Company that could cause such material differences are discussed under the caption “Factors that May Affect Future Operating Results” in the Business section of the Company’s abovementioned Form 10-K. The Company undertakes no obligations to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

OVERVIEW

Background

      We are a leading provider of infrastructure software and services for comprehensive end-to-end integration solutions that enable our customers to achieve comprehensive automation of business processes by integrating their systems in real time. Our customers use our software, webMethods Enterprise, webMethods B2B, and webMethods Mainframe Integration Server, to integrate business processes among different systems within their enterprise and to work more closely with their customers, suppliers and other business partners through the real-time exchange of information and transactions. webMethods Extended Enterprise Solution Suite permits our customers to rapidly and cost effectively deploy new real-time business-to-business (B2B) e-commerce applications by better integrating their existing internal enterprise systems and by integrating those systems with those of their business partners.

      webMethods was founded in June 1996. In August 2000, webMethods acquired Active Software, Inc. (“Active”) in a transaction which was accounted for as a pooling of interests. Active was founded in September 1995. We have grown from 94 employees as of March 31, 1998 to 1,067 employees as of June 30, 2001.

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

RECENT DEVELOPMENTS

      In July 2001, we announced a reduction in force and will take a restructuring charge in the quarter ending September 30, 2001. This restructuring charge will consist primarily of charges related to headcount reductions and consolidation of facilities. The plan will result in headcount reductions of approximately 15%, and we expect to consolidate some of our main facilities and close excess field offices.

RESULTS OF OPERATIONS

Revenue

      Total revenue increased by approximately $20.3 million, or 58.0%, to $55.4 million for the three months ended June 30, 2001 from $35.1 million for the three months ended June 30, 2000.

      License. License revenue increased by approximately $12.8 million, or 53.4%, to $36.8 million for the three months ended June 30, 2001 from $24.0 million for the three months ended June 30, 2000. License revenue as a percentage of total revenue was 66.4% and 68.4% for the quarters ended June 30, 2001 and 2000, respectively. The absolute dollar increase was primarily attributable to an increase in sales to new and existing customers resulting from increased sales force headcount, new products, features and enhancements, a growing acceptance of our integration software, new and expanded relationships with many systems integration and enterprise application vendors and an increased presence internationally.

      Professional Services. Professional services revenue increased by approximately $1.9 million, or 25.2%, to $9.7 million for the three months ended June 30, 2001 from $7.7 million for the three months ended June 30, 2000. Professional services revenue as a percentage of total revenue was 17.5% and 22.1% for the quarters ended June 30, 2001 and 2000, respectively. The absolute dollar increase was attributable to the increased licensing activity described above, which has resulted in increased customer implementation activity and follow-on professional services. The decrease in professional service revenue as a percentage of total revenue was due primarily to our increased use of systems integration partners to provide professional services to our customers.

      Maintenance. Maintenance revenue increased by approximately $5.6 million, or 166.8%, to $8.9 million for the three months ended June 30, 2001 from $3.3 million for the three months ended June 30, 2000. Maintenance revenue as a percentage of total revenue was 16.1% and 9.5% for the quarters ended June 30, 2001 and 2000, respectively. These increases are due primarily to our increased license activity as described above since most license contracts include post contract maintenance and support which is recognized as revenue on a ratable basis over the term of the maintenance agreement.

Cost of Revenue

      License. Cost of license revenue decreased by approximately $301,000, or 30.0%, to $701,000 for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. Cost of license revenue as a percentage of total revenue was 1.3% and 2.9% for the quarters ended June 30, 2001 and 2000, respectively. This decrease in the cost of license revenue was primarily due to decreased sales of our product which incorporates third party technology for which we pay royalties, and to a lesser extent, the amortization of prepaid third party software licensing fees. Gross profit margin on license revenue increased to 98.1% for the three months ended June 30, 2001 compared to 95.8% for the three months ended June 30, 2000. The improvement in gross margin was attributable to a smaller proportion of our products sold that incorporated third party technology for which we pay royalties.

      Professional Services and Maintenance. Cost of professional services and maintenance, excluding stock based compensation, increased by approximately $2.3 million, or 22.7%, to $12.4 million for the three months ended June 30, 2001 from $10.1 million for the three months ended June 30, 2000. Cost of professional services and maintenance revenue, excluding stock based compensation, as a percentage of total revenue was 22.4% and 28.8% for the quarters ended June 30, 2001 and 2000, respectively. The absolute dollar increase was primarily attributable to increases in the number of professional service and technical support personnel and, to a lesser extent, increases in subcontractor and travel expenses. Gross profit margin on professional services and maintenance, excluding stock based compensation, increased to 33.3% of professional services and maintenance revenue for the three months ended June 30, 2001 compared to 8.8% for the three months ended June 30, 2000. The increase in gross profit margin was due primarily to the increase in maintenance revenue, which has a lower cost associated with it, as well as increase in the rates charged on professional services.

Gross Profit

      Gross profit increased by approximately $18.4 million, or 77.4%, to $42.1 million for the three months ended June 30, 2001 from $23.7 million for the three months ended June 30, 2000. The increase was attributable to the growth in our customer base, which contributed to increased revenue from software licenses, professional services and maintenance, and, to a lesser extent, a decrease in third party royalties as a percentage of license revenue and a decrease in professional services revenue as a percentage of total revenue. The gross profit margin was 76.0% for the quarter ended June 30, 2001, up from 67.7% for the quarter ended June 30, 2000.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses, excluding stock based compensation, increased by approximately $10.7 million, or 55.1%, to $30.2 million for the three months ended June 30, 2001 from $19.5 million for the three months ended June 30, 2000. Sales and marketing expense, excluding stock based compensation, as a percentage of total revenue was 54.5% and 55.5% for the quarters ended June 30, 2001 and 2000, respectively. The absolute dollar increase in sales and marketing expenses was primarily attributable to an increase in the number of sales and marketing employees, commissions, international expansion and, to a lesser extent, increases in external commissions and marketing programs which include trade shows, public relations, promotional costs and marketing collateral.

      Research and Development. Research and development expenses, excluding stock based compensation, increased by approximately $5.6 million, or 73.6%, to $13.3 million for the three months ended June 30, 2001 from $7.7 million for the three months ended June 30, 2000. Research and development expense, excluding stock based compensation, as a percentage of total revenue is 24.0% and 21.8% for the quarters ended June 30, 2001 and 2000, respectively. The absolute dollar increase in research and development expenses was primarily attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel, and, to a lesser extent, third-party development costs.

      General and Administrative. General and administrative expenses, excluding stock based compensation, increased by approximately $1.8 million, or 43.8%, to $5.9 million for the three months ended June 30, 2001 from $4.1 million for the three months ended June 30, 2000. General and administrative expense, excluding stock based compensation, as a percentage of total revenue is 10.7% and 11.7% for the quarters ended June 30, 2001 and 2000, respectively. The absolute dollar increase in general and administrative expenses was primarily attributable to external legal, accounting and other professional fees, provision for allowance for doubtful accounts, increases in the number of accounting, finance and human resources personnel and implementation of systems infrastructure.

      Stock Based Compensation and Warrant Charge. In connection with the grant of stock options to employees and non-employee directors during the years ended March 31, 2000 and 1999, we recorded aggregate unearned compensation of $15.5 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. As a result of the acquisitions of companies in February and April 2000 we recorded a deferred stock compensation charge of $27.9 million related to restricted stock issued to stockholders of the acquired companies. In connection with the Active merger, 50% of Active's remaining options vested upon consummation of the merger which resulted in an acceleration of amortization of deferred stock compensation.

      In connection with an OEM/Reseller agreement with i2 Technologies (i2), we issued a warrant, as amended, to i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the original warrant based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10,000,000 over the term of the agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

      The deferred stock compensation and deferred warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category. Of the total deferred stock compensation and warrant charge recorded for options, restricted stock and warrants, approximately $5.0 million was amortized during the quarter ended June 30, 2001, compared to $4.9 million during the quarter ended June 30, 2000.

      Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles was $10.5 million for the quarter ended June 30, 2001 and $9.7 million for the quarter ended June 30, 2000. The estimated useful life of the goodwill and the acquired intangibles is 3 years for trained and acquired assembled workforce, one year for license agreements, 2 years for non-compete agreements, 3 years for goodwill and 4 years for favorable lease terms. The goodwill and acquired intangibles relate to the acquisitions of companies in February and April 2000.

      In-process research and development. In-process research and development was expensed upon consummation of an acquisition in April 2000 as acquired technology had not reached technological feasibility and, in the opinion of management, has no alternative future use. For the three months ended June 30, 2000, $2.3 million was expensed related to in-process research and development.

Interest Income, Net

      Interest income, net decreased by approximately $535,000, or 16.7%, to $2.7 million for the three months ended June 30, 2001 from $3.2 million for the three months ended June 30, 2000. This decrease was primarily attributable to lower interest rates on corporate paper, bonds and money market funds available in the quarter ended June 30, 2001 compared to those in the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations through an initial public offering of our common stock which was completed on February 10, 2000, private sales of mandatorily redeemable, convertible preferred stock, prior to March 31, 2000, and, to a lesser extent, through bank loans and equipment leases. As of June 30, 2001, we had approximately $74.3 million in cash and cash equivalents, approximately $104.2 million in short-term investments, approximately $29.6 million in long-term investments and approximately $162.0 million in working capital.

      Net cash used in operating activities was approximately $1.2 million for the three months ended June 30, 2001, and approximately $6.1 million for the three months ended June 30, 2000. Net cash used from operating activities in each period reflects net losses offset in part by amortization of goodwill and intangibles and a decrease in accounts receivable as of June 30, 2001.

      Net cash used in investing activities was approximately $39.1 million for the three months ended June 30, 2001, and approximately $35.2 million for the three months ended June 30, 2000. Cash used in investing activities primarily reflects purchases of marketable securities available for sale in each period. Capital expenditures were approximately $1.9 million for the three months ended June 30, 2001 and $954,000 for the three months ended June 30, 2000. Capital expenditures consisted primarily of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans.

      Net cash from financing activities was approximately $4.7 million for the three months ended June 30, 2001, and approximately $3.0 million for the three months ended June 30, 2000. These cash flows in the three months ended June 30, 2001 primarily reflect net cash proceeds from issuance of shares of our common stock through the employee stock purchase plan and the proceeds from the exercise of stock options. As of June 30, 2001, we had a line of credit to borrow up to a maximum principal amount of $10,000,000 with a maturity date of July 10, 2002. Borrowings under this line of credit are limited to 80% of eligible accounts receivable. Interest is payable on the unpaid principal balance at the bank’s prime rate. As of June 30, 2001 and 2000, we had not borrowed against this line of credit. In connection with the line of credit, we obtained a letter of credit totaling $750,000 outstanding as of June 30, 2000, which was subsequently reduced to $475,000 outstanding as of June 30, 2001. This letter of credit expires in May 2002 and relates to an office lease.

      We believe that our existing working capital and our line of credit will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. The Company will adopt SFAS No. 142 in fiscal in 2003 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its consolidated financial statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk. We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2001, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, England, France, Germany, Japan, the Netherlands and Singapore. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, French franc, deutschmark, guilder, Singapore dollar, Australian dollar, or yen against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

PART II
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of June 30, 2001, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended

3.2(3)	Amended and Restated Bylaws of webMethods, Inc.

4.1(3)	Specimen certificate for shares of webMethods Common Stock

10.1(3)	Second Amended and Restated Investor Rights Agreement

10.2(4)	webMethods, Inc. Amended and Restated Stock Option Plan

10.3(3)	Employee Stock Purchase Plan

10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ definitive Proxy Statement filed with the Securities and Exchange Commission on July 21, 2000 (File No. 001-15681)

      (b) Reports on Form 8-K. webMethods, Inc. filed the following report on Form 8-K since the beginning of its fiscal quarter on April 1, 2001:

Date of Report	Item No.	Item Reported

June 1, 2001	5	Announcement of amendment and restatement of warrant issued to i2 Technologies

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.

Date: August 13, 2001
By: /s/ PHILLIP MERRICK
Phillip Merrick
Chairman of the Board and
Chief Executive Officer

Date: August 13, 2001
By: /s/ MARY DRIDI
Mary Dridi
Chief Financial Officer
(Principal Financial Officer)