Form 10-Q
period 2001-09-30
WEBMETHODS INC
filed 2001-11-13
CIK 1035096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-15681

WEBMETHODS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of	54-1807654 (I.R.S. Employer
incorporation or organization)	Identification No.)

3930 PENDER DRIVE, FAIRFAX, VIRGINIA	22030
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (703) 460-2500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 5, 2001, 49,645,572 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of
September 30, 2001 (unaudited) and March 31, 2001
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) -
Three and six months ended September 30, 2001 and 2000
Condensed Consolidated Statements of Cash Flows (unaudited) -
Six months ended September 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Part II	Other Information
Item 2	Changes in Securities and Use of Proceeds
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	SEPTEMBER 30,	MARCH 31,
	2001	2001

	(UNAUDITED)
ASSETS Current assets:
Cash and cash equivalents	$97,862	$109,713
Marketable securities available for sale	73,097	96,676
Accounts receivable, net of allowances of $3,574 and $4,342, respectively	34,628	58,757
Prepaid expenses and other current assets	7,274	9,846

Total current assets	212,861	274,992
Marketable securities available for sale	41,596	—
Property and equipment, net	19,027	17,364
Goodwill and acquired intangibles, net	47,510	68,535
Other assets	12,440	14,397

Total assets	$333,434	$375,288

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Accounts payable	$8,045	$8,368
Accrued expenses	16,328	13,008
Accrued salaries and commissions	11,024	15,536
Deferred revenue	36,260	45,585
Current portion of capital lease obligations	2,759	1,773

Total current liabilities	74,416	84,270

Capital lease obligations, net of current portion	2,729	2,613
Long term deferred revenue	25,149	22,796

Total liabilities	102,294	109,679

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,492,051 and 48,732,800 shares issued and outstanding, respectively	495	487
Additional paid-in capital	502,243	499,825
Deferred stock compensation	(22,058)	(38,154)
Accumulated deficit	(250,264)	(197,155)
Accumulated other comprehensive income	724	606

Total stockholders’ equity	231,140	265,609

Total liabilities and stockholders’ equity	$333,434	$375,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,

	2001	2000	2001	2000

Revenue:
License	$21,742	$32,424	$58,546	$56,410
Professional services	9,401	8,441	19,092	16,184
Maintenance	9,594	4,873	18,496	8,209

Total revenue	40,737	45,738	96,134	80,803

Cost of revenue:
License	651	1,303	1,352	2,305
Professional services and maintenance:
Stock based compensation	129	529	321	746
Other professional services and maintenance cost	9,968	10,755	22,367	20,860

Total cost of revenue	10,748	12,587	24,040	23,911

Gross profit	29,989	33,151	72,094	56,892

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	434	2,006	1,666	3,033
Other sales and marketing costs	24,109	22,102	54,309	41,576
Research and development:
Stock based compensation	6,715	3,637	10,205	6,389
Other research and development costs	12,110	10,872	25,409	18,533
General and administrative:
Stock based compensation	52	310	139	1,172
Other general and administrative costs	4,711	4,754	10,614	9,213
Restructuring costs	7,243	—	7,243	—
Acquisition related expenses	—	34,039	—	34,039
Amortization of goodwill and acquired intangibles	10,516	10,604	21,025	20,284
In-process research and development	—	—	—	2,311

Total operating expenses	65,890	88,324	130,610	136,550

Operating loss	(35,901)	(55,173)	(58,516)	(79,658)
Interest income, net	2,730	3,984	5,407	7,550

Net loss	$(33,171)	$(51,189)	$(53,109)	(72,108)

Basic and diluted net loss per common share	$(0.67)	$(1.09)	$(1.08)	$(1.54)

Shares used in computing basic and diluted net loss per common share	49,348,808	46,760,384	49,095,663	46,755,775

Comprehensive loss:
Net loss	$(33,171)	$(51,189)	$(53,109)	$(72,108)
Other comprehensive loss:
Unrealized gain on securities available for sale	391	330	288	309
Foreign currency cumulative translation adjustment	(215)	41	(169)	99

Total comprehensive loss	$(32,995)	$(50,818)	$(52,990)	$(71,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(53,109)	$(72,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,917	1,512
Provision for allowance for doubtful accounts	2,009	1,105
Loss on disposal of equipment	574	—
Amortization of deferred stock compensation related to employee stock options and non-employees stock grants	12,331	11,341
Amortization of goodwill	21,025	20,284
Write-off of in-process research and development	—	2,311
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivables	22,676	(13,037)
Prepaid expenses and other current assets	3,102	(3,338)
Other assets	(494)	(7,931)
Accounts payable	(540)	1,187
Accrued expenses	3,356	6,624
Accrued ESPP	(1,621)	362
Accrued salaries and commissions	(2,936)	1,443
Deferred revenue	(7,241)	29,628

Net cash provided by (used in) operating activities	3,049	(20,617)

Cash flows from investing activities:
Purchases of property and equipment	(3,565)	(3,665)
Acquisition of business net of cash acquired	—	(4,741)
Net purchases of marketable securities available for sale	(17,728)	(59,097)
Sale of investment in private company	2,000	—

Net cash used by investing activities	(19,293)	(67,503)

Cash flows from financing activities:
Repayments under notes and lines of credit	—	(921)
Payments on capital leases	(1,502)	(222)
Proceeds from exercise of stock options and stock issued under the ESPP	6,205	5,673

Net cash provided by financing activities	4,703	4,530

Effect of the exchange rate on cash	(310)	—
Net decrease in cash and cash equivalents	(11,851)	(83,590)

Cash and cash equivalents at beginning of period	109,713	171,716

Cash and cash equivalents at end of period	$97,862	$88,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with accounting principles generally accepted in the United States of America for the interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long—lived assets, including discontinued operations. SFAS No. 144 is effective April 1, 2002 for the Company. The Company is reviewing the provisions of SFAS No. 144 and does not anticipate that the adoption will have a material impact on the Company’s financial condition or results of operations.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	SIX MONTHS ENDED SEPTEMBER 30,
	2001	2000

	(in thousands)
Cash paid during the period for interest	$271	$112

Non-cash investing and financing activities:
Equipment purchased under capital lease	$2,544	$1,562

Change in net unrealized gain/loss on marketable securities	$(288)	$(153)

Translink Acquisition:
Fair value of assets acquired	—	$82,209
Less:
Liabilities assumed	—	(593)
Common stock issued in connection with the acquisition	—	(79,678)

	—	1,938
Write-off in-process research and development	—	2,311

Cash paid for acquisition	$—	$4,249

Premier Acquisition:
Fair value of assets acquired	—	$13,947
Less:
Liabilities assumed	—	(462)
Common stock issued in connection with the acquisition	—	(12,993)

Cash paid for acquisition	$—	$492

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. SEGMENT INFORMATION

     The Company markets its products in the United States and in foreign countries. Information regarding geographic areas are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
REVENUES	2001	2000	2001	2000

		(in thousands)
North America	$29,946	$43,488	$70,312	$77,305
Europe	7,007	2,139	17,817	3,387
Asia Pacific	3,784	111	8,005	111

Total	$40,737	$45,738	$96,134	$80,803

	AS OF	AS OF
LONG LIVED ASSETS	SEPTEMBER 30, 2001	MARCH 31, 2001

	(in thousands)
North America	$76,083	$97,853
Europe	1,407	1,236
Asia Pacific	1,487	1,207

Total	$78,977	$100,296

5. RESTRUCTURING CHARGE

     During the second quarter of fiscal 2002, the Company recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidation of facilities, and $700,000 of other related restructuring charges. These restructuring charges were taken to align the Company’s cost structure with changing market conditions. The restructuring plan resulted in headcount reduction of approximately 150 employees or 15% of the workforce. We reduced the number of facilities by closing excess field offices and consolidating several of our California facilities into two locations.

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

     Certain information contained herein should be considered “forward-looking information,” which is subject to a number of substantial risks and uncertainties. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking information. Without limiting the foregoing, words such as “anticipates,” “believes,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “should,” “will,” and “would” and other forms of these words or similar words are intended to identify forward-looking information. Such forward-looking statements are made only as of the date of this report. The Company’s actual results could differ materially from those contained in forward-looking statements. Important factors known to the Company that could cause such material differences are discussed under the caption “Factors that May Affect Future Operating Results”, below, in this report. The Company undertakes no obligations to publicly update or revise any forward-looking information, whether as a result of new information, future events or otherwise.

OVERVIEW

Background

     We are a leading provider of integration software and services for automating business processes across the extended enterprise. Our award winning integration platform allows customers to achieve quantifiable return on investment by linking business processes, enterprise and legacy applications, databases and workflows for true Global Business Visibility. By deploying the webMethods integration platform, companies can reduce costs, create new revenue opportunities, strengthen relationships with customers, substantially increase supply chain efficiencies and streamline internal business processes.

     webMethods was founded in June 1996. In August 2000, webMethods acquired Active Software, Inc. (“Active”) in a transaction which was accounted for as a pooling of interests. Active was founded in September 1995. We have grown from 94 employees as of March 31, 1998 to 927 employees as of September 30, 2001.

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

     For multi-element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor specific-objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e., hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged for maintenance arrangements).

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

     Professional Services Revenue: Revenue from professional services is comprised of consulting, implementation services and training. Consulting services are generally sold on a time-and-materials basis and include services such as installation and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e., the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Revenue for professional services and training is recognized when the services are performed.

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

Operating Expenses

     Our operating expenses are classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also includes expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge.

RESULTS OF OPERATIONS

Revenue

     Total revenue increased by approximately $15.3 million, or 19.0%, to $96.1 million for the six months ended September 30, 2001 from $80.8 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, total revenue decreased $5.0 million, or 10.9%, to $40.7 million from $45.7 million for the three month period ending September 30, 2000.

     License. License revenue increased by approximately $2.1 million, or 3.8%, to $58.5 million for the six months ended September 30, 2001 from $56.4 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, total license revenue decreased $10.7 million, or 32.9%, to $21.7 million from $32.4 million for the three month period ending September 30, 2000. License revenue as a percentage of total revenue was 60.9% and 69.8% for the six months ending September 30, 2001 and 2000, respectively. License revenue as a percentage of total revenue was 53.4% and 70.9% for the quarters ended September 30, 2001 and 2000, respectively. The increase in license revenue for the six months ended September 30, 2001 compared to the six months ended September 30, 2000, was due to increased demand for our products in the three months ended June 30, 2001 over the same period in the prior year. The decrease in license revenue for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 was primarily attributable to a global economic slowdown, extended sales cycles to prospective customers and a reduction in information technology spending by our customers and prospects.

     Professional Services. Professional services revenue increased by approximately $2.9 million, or 18.0%, to $19.1 million for the six months ended September 30, 2001 from $16.2 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, total professional services revenue increased $1.0 million, or 11.4%, to $9.4 million from $8.4 million for the three month period ending September 30, 2000. Professional services revenue as a percentage of total revenue was 19.9% and 20.0% for the six months ending September 30, 2001 and 2000 respectively. Professional services revenue as a percentage of total revenue was 23.1% and 18.5% for the quarters ended September 30, 2001 and 2000, respectively. These increases in professional services revenue are primarily attributable to the increased licensing activity during the six months ended September 30, 2001, which has resulted in increased customer implementation and follow-on professional services.

     Maintenance. Maintenance revenue increased by approximately $10.3 million, or 125.3%, to $18.5 million for the six months ended September 30, 2001 from $8.2 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, maintenance revenue increased $4.7 million, or 97.0%, to $9.6 million from $4.9 million for the three month period ending September 30, 2000. Maintenance revenue as a percentage of total revenue was 19.2% and 10.2% for the six months ending September 30, 2001 and 2000, respectively. Maintenance revenue as a percentage of total revenue was 23.6% and 10.7% for the quarters ended September 30, 2001 and 2000, respectively. These increases are due primarily to our increased license activity as described above since most license contracts include post contract maintenance and support which is recognized as revenue on a ratable basis over the term of the maintenance agreement.

Cost of Revenue

     License. Cost of license revenue decreased by approximately $953,000, or 41.3%, to $1.4 million for the six months ended September 30, 2001 from $2.3 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, cost of license revenue decreased $652,000, or 50.0%, to $651,000 from $1.3 million for the three month period ending September 30, 2000. Cost of license revenue as a percentage of total revenue was 1.4% and 2.9% for the six months ending September 30, 2001 and 2000, respectively. Cost of license revenue as a percentage of total revenue was 1.6% and 2.8% for the quarters ended September 30, 2001 and 2000, respectively. This decrease in the cost of license revenue was primarily due to decreased sales of our product which incorporates third party technology for which we pay royalties, and to a lesser extent, the amortization of prepaid third party software licensing fees. Gross profit margin on license revenue increased to 97.7% for the six months ended September 30, 2001 compared to 95.9% for the six months ended September 30, 2000. The improvement in gross margin was attributable to a smaller proportion of our products sold that incorporated third party technology for which we pay royalties.

     Professional Services and Maintenance. Cost of professional services and maintenance, excluding stock based compensation, increased by approximately $1.5 million, or 7.2%, to $22.4 million for the six months ended September 30, 2001 from $20.9 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, cost of professional services and maintenance excluding stock based compensation, decreased $787,000 or 7.3%, to $10.0 million from $10.8 million for the three month period ending September 30, 2000. Cost of professional services and maintenance revenue, excluding stock-based compensation, as a percentage of total revenue was 24.5% and 23.5% for the quarters ended September 30, 2001 and 2000, respectively. The absolute dollar increase was primarily attributable to increases in the number of professional service and technical support personnel and, to a lesser extent, increases in subcontractor and travel expenses. Gross profit margin on professional services and maintenance, excluding stock based compensation, increased to 40.5% of professional services and maintenance revenue for the six months ended September 30, 2001 compared to 14.5% for the six months ended September 30, 2000. The increase in gross profit margin was due primarily to the increase in maintenance revenue, which has a lower cost, as well as improved utilization and cost reductions.

Gross Profit

     Gross profit increased by approximately $15.2 million, or 26.7%, to $72.1 million for the six months ended September 30, 2001 from $56.9 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, gross profit decreased $3.2 million, or 9.5%, to $30.0 million from $33.2 million for the three month period ending September 30, 2000. This decrease in gross profit during the three months ended September 30, 2001 compared to the same period in the prior year was attributable to the decrease in license revenue during the same time period. The gross profit margin was 75.0% for the six months ending September 30, 2001, up from 70.4% for the six months ending September 30, 2000.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses, excluding stock based compensation, increased by approximately $12.7 million, or 30.6%, to $54.3 million for the six months ended September 30, 2001 from $41.6 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, sales and marketing expenses, excluding stock based compensation, increased $2.0 million, or 9.1%, to $24.1 million from $22.1 million for the three month period ending September 30, 2000. Sales and marketing expenses, excluding stock based compensation and warrant charge, as a percentage of total revenue was 56.5% and 51.5% for the six months ending September 30, 2001 and 2000, respectively. Sales and marketing expense, excluding stock based compensation and warrant charge, as a percentage of total revenue was 59.2% and 48.3% for the quarters ended September 30, 2001 and 2000, respectively. The increase in sales and marketing expenses was primarily attributable to an increase in the number of sales and marketing employees, referral fees paid to partners, and international expansion.

     Research and Development. Research and development expenses, excluding stock based compensation, increased by approximately $6.9 million, or 37.1%, to $25.4 million for the six months ended September 30, 2001 from $18.5 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, research and development expenses, excluding stock based compensation, increased $1.2 million, or 11.4%, to $12.1 million from $10.9 million for the three month period ending September 30, 2000. Research and development expenses, excluding stock based compensation, as a percentage of total revenue, were 26.4% and 22.9% for the six months ending September 30, 2001 and 2000, respectively. Research and development expense, excluding stock based compensation, as a percentage of total revenue is 29.7% and 23.8% for the quarters ended September 30, 2001 and 2000, respectively. The increase in research and development expenses was primarily attributable to increases in the number of software development, pre-commercial release quality assurance and documentation personnel.

     General and Administrative. General and administrative expenses, excluding stock based compensation, increased by approximately $1.4 million, or 15.2%, to $10.6 million for the six months ended September 30, 2001 from $9.2 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, general and administrative expenses, excluding stock based compensation, decreased $43,000, or 1.0%, to $4.7 million from $4.8 million for the three month period ending September 30, 2000. General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 11.0% and 11.4% for the six months ending September 30, 2001 and 2000, respectively. General and administrative expense, excluding stock based compensation, as a percentage of total revenue is 11.6% and 10.4% for the quarters ended September 30, 2001 and 2000, respectively. The increase in general and administrative expenses, excluding stock based compensation, for the six months ended September 30, 2001 compared with the six months ended September 30, 2000 was primarily attributable to increases in the number of accounting, finance and human resources personnel, to provision for allowance for doubtful accounts, and implementation of systems infrastructure. The decrease in general and administrative expenses for the three months ended September 30, 2001 compared with the three months ended September 30, 2000 is due to efficiencies related to the merger with Active Software which resulted in consolidation of the two companies’ administration functions and a decrease in legal and consulting costs offset by an increase in headcount related to international expansion.

     Stock Based Compensation and Warrant Charge. In connection with the grant of stock options to employees and non-employee directors during the years ended March 31, 2000 and 1999, we recorded aggregate unearned compensation of $15.5 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. As a result of the acquisitions of companies in February and April 2000 we recorded a deferred stock compensation charge of $27.9 million related to restricted stock issued to stockholders of the acquired companies. In connection with the Active merger, 50% of Active’s remaining options vested upon consummation of the merger which resulted in an acceleration of amortization of deferred stock compensation.

     In March 2001 we entered into an OEM/Reseller agreement with i2 Technologies (i2) and issued a warrant, as amended, to i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the original warrant based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10,000,000 over the term of the agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

     The deferred stock compensation and deferred warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category. Of the total deferred stock compensation and warrant charge recorded for options, restricted stock and warrants, approximately $12.3 million was amortized during the six months ended September 30, 2001, compared to $11.3 million during the six months ended September 30, 2000. During the three month period ending September 30, 2001 and 2000 total deferred stock compensation and warrant charge recorded for options was $7.3 million and $6.5 million, respectively.

     Restructuring Charge. During the second quarter of fiscal 2002, the Company recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidation of facilities, and $700,000 of other related restructuring charges. These restructuring charges were a result of our efforts to align the Company’s cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 150 employees. We reduced the number of facilities by closing excess field offices and consolidating several of our California facilities into two locations. We incurred $3.8 million in cash during the three months ended September 30, 2001 for restructuring costs, primarily headcount reductions. The remaining restructuring costs of $3.4 million, primarily related to real estate rental obligations, are expected to be incurred over the next 7 years.

     Acquisition Related Expenses. In connection with the acquisition of Active, we expensed $34.0 million in acquisition related expenses during the quarter ending September 30, 2000.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles was $21.0 million for the six months ended September 30, 2001 and $20.3 million for the six months ended September 30, 2000. The estimated useful life of the goodwill and the acquired intangibles is 3 years for trained and acquired assembled workforce, one year for license agreements, 2 years for non-compete agreements, 3 years for goodwill and 4 years for favorable lease terms. The goodwill and acquired intangibles relate to the acquisitions of companies in February and April 2000.

     In-process research and development. In-process research and development was expensed upon consummation of an acquisition in April 2000 as acquired technology had not reached technological feasibility and, in the opinion of management, has no alternative future use. For the six months ended September 30, 2000, $2.3 million was expensed related to in-process research and development.

Interest Income, Net

     Interest income, net decreased by approximately $2.1 million, or 28.4%, to $5.4 million for the six months ended September 30, 2001 from $7.6 million for the six months ended September 30, 2000. During the three month period ending September 30, 2001, interest income, net decreased $1.3 million, or 31.5%, to $2.7 million from $4.0 million for the three month period ending September 30, 2000. These decreases were primarily attributable to lower interest rates on corporate paper, bonds and money market funds available in the three and six month periods ending September 30, 2001 compared to those in the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through an initial public offering of our common stock which was completed on February 10, 2000, private sales of mandatorily redeemable, convertible preferred stock, prior to March 31, 2000, and, to a lesser extent, through bank loans and equipment leases. As of September 30, 2001, we had approximately $97.9 million in cash and cash equivalents, approximately $73.1 million in short-term marketable securities, approximately $41.6 million in long-term marketable securities and approximately $138.4 million in working capital.

     Net cash provided by operating activities was approximately $3.0 million for the six months ended September 30, 2001, and approximately $20.6 million was used in operating activities for the six months ended September 30, 2000. Net cash provided by operating activities reflects net losses offset by a decrease in accounts receivable for the six months ended September 30, 2001.

     Net cash used in investing activities was approximately $19.3 million for the six months ended September 30, 2001, and approximately $67.5 million for the six months ended September 30, 2000. Cash used in investing activities primarily reflects purchases of marketable securities available for sale in each period. Capital expenditures were approximately $3.6 million for the six months ended September 30, 2001 and $3.7 million for the six months ended September 30, 2000. Capital expenditures consisted primarily of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans.

     Net cash from financing activities was approximately $4.7 million for the six months ended September 30, 2001, and approximately $4.5 million for the six months ended September 30, 2000. These cash flows in the six months ended September 30, 2001 primarily reflect net cash proceeds from the exercise of stock options and issuance of shares of our common stock through the employee stock purchase plan. As of September 30, 2001, we had a line of credit to borrow up to a maximum principal amount of $10,000,000 with a maturity date of July 10, 2002. Borrowings under this line of credit are limited to 80% of eligible accounts receivable. Interest is payable on the unpaid principal balance at the bank’s prime rate. As of September 30, 2001 and 2000, we had not borrowed against this line of credit. In connection with the line of credit, we obtained a letter of credit totaling $750,000 outstanding as of September 30, 2000, which was subsequently reduced to $475,000 outstanding as of September 30, 2001. This letter of credit expires in May 2002 and relates to an office lease.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should consider the following factors when evaluating the statements of the Company in this report and elsewhere. The Company is subject to risks in addition to those described below, which, at the date of this report, we may not be aware of or which we may not consider significant. Those risks may adversely affect our business, financial condition, results of operations or our stock price.

Unanticipated fluctuations in our quarterly operating results could affect the price of our stock.

     We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of our future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of shares of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic factors, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, uncertainties and economic after-effects of the recent terrorist acts may impact our quarterly operating results. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be harmed. It is possible that our operating results in the future may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. In addition, the stock market, particularly the stock prices of infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until November 1, 2001, the closing price of our common stock on The Nasdaq National Market has ranged from a high of $308.06 to a low of $6.32. Fluctuations in the price of our common stock may affect our visibility and credibility in our market.

Growth of our sales may slow down from time to time, causing our quarterly operating results to fluctuate.

     Due to customer demand, economic conditions, competitive pressures or seasonal factors, we may experience a lower growth rate for, or no growth in, sales of our software products and services. For example, the growth rate for the sale of our products and services during summer months may be slower than at other times during year, particularly in European markets. We also may have slower or no growth due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our products and services and deferrals of purchases due to uncertainties and economic after-effects of the recent terrorist acts. These periods of slower or no growth may lead to fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any delay in sales of our products and services could cause our operating results to vary significantly from quarter to quarter, which could result in volatility in the stock price of the Company.

We are a young company and have a limited operating history with which to evaluate our respective business and prospects.

     We commenced operations in June 1996 and commercially released our first software product in June 1998. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995 and commercially released its first software product in August 1996. We have been operating as a combined company since August 2000. If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of achieving and maintaining profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of our common stock. Our products are complex and generally involve significant capital expenditures by our customers. We do not have a long history of selling our products and will have to devote substantial resources to educate prospective customers about the benefits of our software products. Our efforts to educate potential customers may not result in our products achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third party products such as ours. Furthermore, even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. If the market for our products fails to grow or grows more slowly than we anticipate, our business could suffer.

Our executive officers and certain key personnel are critical to our business, and these officers and key personnel may not always remain with us.

     Our success depends upon the continued service of our executive officers and other key employees, and none of these officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Phillip Merrick, our Chairman of the Board and Chief Executive Officer, David Mitchell, our President and Chief Operating Officer, R. James Green, our Chief Technology Officer and Executive Vice President, and Mary Dridi, our Chief Financial Officer and Executive Vice President, would be particularly difficult to replace. Our future success will also depend in large part on our ability to attract and retain experienced technical, sales, marketing and management personnel.

We rely on system integrators and other strategic relationships to implement and promote our software products and, if these relationships terminate, we may lose important deals and marketing opportunities.

     We have established strategic relationships with enterprise application software providers, hardware platform and software applications developers, service providers, system integrators, resellers and other technology leaders. These relationships expose our software to many potential customers to which we may not otherwise have access. In addition, these relationships provide us with insights into new technology and with third-party service providers that our customers can use for implementation assistance. If our relationships with any of these organizations were terminated or if we failed to work effectively with our partners or to grow our base of these types of partners, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer. In general, our partners are not required to market or promote our products and generally are not restricted from working with competing software companies. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software products rather than the products of others. If these relationships are not successful, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of our partners, which would harm our business.

Our software must integrate with applications made by third parties, and, if we lose access to the programming interfaces for these applications, or if we are unable to modify our products or develop new products in response to changes in these applications, our business could suffer.

     Our software uses software components called adapters to communicate with our customers’ enterprise applications. Our ability to develop these adapters is largely dependent on our ability to gain access to the application programming interfaces, or APIs, for the applications, and we may not have access to necessary APIs in the future. APIs are written and controlled by the application provider. Accordingly, if an application provider becomes a competitor by entering the integration market, it could restrict access to its APIs for competitive reasons. Our business could suffer if we are unable to gain access to these APIs. Furthermore, we may need to modify our software products or develop new adapters in the future as new applications or newer versions of existing applications are introduced. If we fail to continue to develop adapters or respond to new applications or newer versions of existing applications, our business could suffer. We rely in part on third parties to develop adapters necessary for the integration of applications using our software. We cannot be certain that these companies will continue to develop these adapters, or that, if they do not continue to do so, that we will be able to develop these adapters internally in a timely or efficient manner. In addition, we cannot be certain that adapters developed by third parties will not contain undetected errors or defects, which could harm our reputation, result in product liability or decrease the market acceptance of our products.

Our operating results may decline and our customers may become dissatisfied if we do not provide professional services or if we are unable to establish and maintain relationships with third-party implementation providers.

     Customers that license our software typically engage our professional services staff or third party consultants to assist with support, training, consulting and implementation. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time to reach full productivity, and competition for qualified personnel and service providers is intense. Our business may be harmed if we are unable to provide professional services to our customers and establish and maintain relationships with third-party implementation providers.

Our revenues may decline and we may lose important sales and marketing opportunities if our relationship with some of our strategic partners changes or terminates.

     We currently have several strategic partners, such as Accenture, SAP AG, Deloitte Consulting, J. D. Edwards, EDS, Hewlett-Packard, i2 Technologies, KPMG Consulting and Siebel Systems, that we believe provide us with important sales and marketing opportunities. In addition, these relationships may include additional business opportunities, such as the SAP AG development partner agreement, under which we are the supplier of enterprise application integration technology for the SAP Business Connector. Although the specific partners or the opportunities they present for us may change from period to period, we expect that curtailing or terminating our relationship with any of our key strategic partners, or having them decide to compete against us in providing integration solutions could result in decreased sales and marketing opportunities, and reduce our exposure to new customer bases, which could have a material adverse effect on our business, financial condition and results.

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

We may not be able to increase market awareness and sales of our software if we do not maintain our sales and distribution capabilities.

     We need to maintain and develop our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software products and the related services we offer. Our software products require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third party reselling efforts, which may impact our business and operating results.

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

     The market for integration software solutions is rapidly changing and intensely competitive. There are a variety of methods available for integration software. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy integration products such as our software products. If integration products such as our software products are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own integration and e-commerce solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration, or EAI, solutions and application server vendors. We also face competition from various providers of application integration solutions and companies offering products and services that address specific aspects of application integration. Further, we face competition for some aspects of our product and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration software, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future products and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

If we experience delays in developing our software, or if our software contains defects, we could lose customers and revenue.

     We expect that the rapid evolution of integration software and standards, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our software products to remain competitive. Our products could become obsolete and unmarketable if we are unable to adapt to new technologies or standards. Software as complex as ours often contains known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. The reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software products experience performance problems, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers depend on our software for their critical systems and business functions, any interruptions could cause our customers to initiate product liability suits against us.

We may not be able to manage our future development and growth successfully.

     Our ability to successfully offer software and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Our development could be limited if we or our partners are unable to provide to our customers in a timely manner the integration solutions they desire or the implementation services sometimes required for the successful installation and use of our products. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. We have increased the scope of our operations at a rapid rate, and we expect to continue to increase in the future. Our total revenues have grown to approximately $202.0 million for the year ended March 31, 2001, from $60.1 million for the year ended March 31, 2000. The number of people we employ has grown and will continue to grow substantially. As of March 31, 2000, we had a total of 522 employees. As of September 30, 2001, we had a total of 927 employees. Future development, execution and growth could be expensive and may strain our managerial and other resources. To manage future development and growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations and our relationships with our customers, suppliers and partners. If we do not manage our future development and growth properly, it could harm our business, operating results and financial condition.

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

     Litigation regarding intellectual property rights is common in the software industry. We expect that integration technologies and software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and diversion of resources. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed if any of these events occurred. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourself and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties. We, or our customers, may be unable to obtain necessary licenses from third parties at a reasonable cost, or at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition.

Because our products could interfere with the operations of our customers’ other software applications, we may be subject to potential product liability and warranty claims by these customers, which may be time consuming, costly to defend and may not be adequately covered by insurance.

     Our software is integrated with our customers’ networks and software applications and is often used for mission critical applications. Errors, defects or other performance problems could result in financial or other damages to our customers. Customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long—lived assets, including discontinued operations. SFAS No. 144 is effective April 1, 2002 for the Company. The Company is reviewing the provisions of SFAS No. 144 and does not anticipate that the adoption will have a material impact on the Company’s financial condition or results of operations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk. We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of September 30, 2001, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, England, France, Germany, Japan, the Netherlands, Singapore, Hong Kong and Korea. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. currency. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, French franc, deutschmark, guilder, Singapore dollar, Australian dollar, yen, the Hong Kong dollar or the won against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of our investments and accounts, the indirect effects of fluctuations in foreign currency could have a material adverse effect on our business, financial condition and results of operations. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect our business, financial condition results of operations and cash flows.

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of September 30, 2001, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The 2001 Annual Meeting of Stockholders of the Company was held on September 7, 2001.

     b) Election of Directors:

(i) The following nominees were elected to hold office as Class II directors of the Company until 2004:

Nominee	Vote For	Votes Withheld	Abstentions

James Gauer	42,455,680	436,861	0
Jack Lewis	42,251,279	641,262	0
Gene Riechers	42,455,680	436,861	0

(ii) Incumbent Class III directors whose term expires in 2002 are as follows:

Phillip Merrick Jerry Jasinowski Michael Levinthal

(iii) Incumbent Class I directors whose term expires in 2003 are as follows:

R. James Green Robert Vasan

     (c)  The following additional matters were voted upon at the meeting:

(i) The amendment of the webMethods, Inc. Amended and Restated Stock Option Plan to provide for an annual increase in the number of shares reserved for issuance under that plan by five percent of the shares of common stock outstanding on each April 1, or such lesser number of shares as may be determined by the Board of Directors, commencing on April 1, 2002.

Votes For	20,870,521
Votes Against	11,304,885
Abstentions	31,685

(ii) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2002.

Votes For	42,528,235
Votes Against	66,754
Abstentions	297,552

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active
Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of
webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc.
and each of its directors

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681) and webMethods' Registration Statement on Form 8-A (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681).

(5)	Incorporated by reference to webMethods’ definitive Proxy Statement filed with the Securities and Exchange Commission on July 21, 2000 (File No. 001-15681)

     (b)  Reports on Form 8-K. webMethods, Inc. filed the following report on Form 8-K since the beginning of its fiscal quarter on July 1, 2001:

Date of Report	Item No.	Item Reported

October 18, 2001	5	Announcement that Board of Directors of webMethods, Inc.
		had adopted a shareholder rights plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.
Date: November 13, 2001
By: /s/ PHILLIP MERRICK Phillip Merrick Chairman of the Board and Chief Executive Officer

Date: November 13, 2001
By: /s/ MARY DRIDI Mary Dridi Chief Financial Officer (Principal Financial Officer)