Form 10-Q
period 2001-12-31
WEBMETHODS INC
filed 2002-02-13
CIK 1035096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     As of February 7, 2002, 50,400,446 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Balance Sheets as of
December 31, 2001 (unaudited) and March 31, 2001
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) -
Three and nine months ended December 31, 2001 and 2000
Condensed Consolidated Statements of Cash Flows (unaudited) -
Nine months ended December 31, 2001 and 2000
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Part II	Other Information
Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	DECEMBER 31,	MARCH 31,
	2001	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$70,847	$109,713
Marketable securities available for sale	106,205	96,676
Accounts receivable, net of allowances of $4,124 and $4,342, respectively	42,582	58,757
Prepaid expenses and other current assets	6,617	9,846

Total current assets	226,251	274,992
Marketable securities available for sale	33,248	—
Property and equipment, net	18,203	17,364
Goodwill and acquired intangibles, net	38,634	68,535
Other assets	12,270	14,397

Total assets	$328,606	$375,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,562	$8,368
Accrued expenses	21,979	13,008
Accrued salaries and commissions	12,898	15,536
Deferred revenue	36,678	45,585
Current portion of capital lease obligations	2,884	1,773

Total current liabilities	83,001	84,270

Capital lease obligations, net of current portion	2,302	2,613
Long term deferred revenue	22,142	22,796

Total liabilities	107,445	109,679

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 49,806,803 and 48,732,800 shares issued and outstanding, respectively	498	487
Additional paid-in capital	503,132	499,825
Deferred stock compensation	(18,461)	(38,154)
Accumulated deficit	(264,120)	(197,155)
Accumulated other comprehensive income	112	606

Total stockholders’ equity	221,161	265,609

Total liabilities and stockholders’ equity	$328,606	$375,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2001	2000	2001	2000

Revenue:
License	$30,434	$43,425	$88,980	$99,835
Professional services	8,852	8,780	27,944	24,964
Maintenance	9,828	7,175	28,324	15,384

Total revenue	49,114	59,380	145,248	140,183

Cost of revenue:
License	613	1,659	1,965	3,964
Professional services and maintenance:
Stock based compensation	47	270	368	1,016
Other professional services and maintenance costs	10,050	12,533	32,417	33,393

Total cost of revenue	10,710	14,462	34,750	38,373

Gross profit	38,404	44,918	110,498	101,810

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	411	1,060	2,077	4,093
Other sales and marketing costs	26,063	27,317	80,372	68,893
Research and development:
Stock based compensation	1,872	3,007	12,077	9,396
Other research and development costs	12,219	12,774	37,628	31,307
General and administrative:
Stock based compensation	27	402	166	1,574
Other general and administrative costs	4,573	5,723	15,187	14,936
Restructuring costs	—	—	7,243	—
Acquisition related expenses	—	—	—	34,039
Amortization of goodwill and acquired intangibles	8,876	10,604	29,901	30,888
In-process research and development	—	—	—	2,311

Total operating expenses	54,041	60,887	184,651	197,437

Operating loss	(15,637)	(15,969)	(74,153)	(95,627)
Interest income, net	1,782	3,300	7,189	10,850

Net loss	$(13,855)	$(12,669)	$(66,964)	$(84,777)

Basic and diluted net loss per common share	$(.28)	$(.27)	$(1.36)	$(1.82)

Shares used in computing basic and diluted net loss per common share	49,574,861	47,217,615	49,255,976	46,618,217

Comprehensive loss:
Net loss	$(13,855)	$(12,669)	$(66,964)	$(84,777)
Other comprehensive loss:
Unrealized (loss) gain on securities available for sale	(373)	560	(85)	907
Foreign currency cumulative translation adjustment	(240)	(415)	(409)	(316)

Total comprehensive loss	$(14,468)	$(12,524)	$(67,458)	$(84,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	NINE MONTHS ENDED DECEMBER 31,
	2001	2000

Cash flows from operating activities:
Net loss	$(66,964)	$(84,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,146	2,681
Provision for allowance for doubtful accounts	2,360	2,808
Loss on disposal of equipment	572	44
Amortization of deferred stock compensation and warrant charge	14,688	16,079
Amortization of goodwill and other intangibles	29,901	30,888
Write-off of in-process research and development	—	2,311
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivables	13,880	(26,199)
Prepaid expenses and other current assets	3,736	(3,528)
Other assets	(378)	(8,233)
Accounts payable	76	5,105
Accrued expenses	8,956	8,032
Accrued ESPP	(2,497)	—
Accrued salaries and commissions	(155)	4,357
Deferred revenue	(9,603)	40,567

Net cash provided by (used in) operating activities	718	(9,865)

Cash flows from investing activities:
Purchases of property and equipment	(4,642)	(7,794)
Acquisition of business net of cash acquired	—	(4,741)
Net purchases of marketable securities available for sale	(42,860)	(60,630)
Sale of investment in private company	2,000	—

Net cash used by investing activities	(45,502)	(73,165)

Cash flows from financing activities:
Repayments under notes and lines of credit	—	(1,029)
Payments on capital leases	(2,167)	(516)
Proceeds from exercise of stock options and stock issued under the ESPP	8,321	12,951

Net cash provided by financing activities	6,154	11,406

Effect of the exchange rate on cash	(236)	(222)
Net decrease in cash and cash equivalents	(38,866)	(71,846)
Cash and cash equivalents at beginning of period	109,713	171,716

Cash and cash equivalents at end of period	$70,847	$99,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented in conformity with accounting principles generally accepted in the United States of America for interim financial information. Such adjustments are of a normal recurring nature. Intercompany balances and transactions have been eliminated in consolidation.

     The results of the interim periods presented are not necessarily indicative of the results for the year or any current or future period.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. The Company will adopt SFAS No. 142 in fiscal 2003 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. It is possible that the Company may incur impairment charges upon adoption of SFAS 142 in the future.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 is effective April 1, 2002 for the Company. The Company is reviewing the provisions of SFAS No. 144 and does not anticipate that the adoption will have a material impact on the Company’s financial condition or results of operations.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	NINE MONTHS ENDED DECEMBER 31,
	2001	2000

	(in thousands)
Cash paid during the period for interest	$387	$129

Non-cash investing and financing activities:
Equipment purchased under capital lease	$2,911	$2,302

Change in net unrealized (loss) gain on marketable securities	$(85)	$1,451

Translink Acquisition:
Fair value of assets acquired	—	$82,209
Less:
Liabilities assumed	—	(593)
Common stock issued in connection
with the acquisition	—	(79,678)

	—	1,938
Write-off of in-process research and development	—	2,311

Cash paid for acquisition	$—	$4,249

Premier Acquisition:
Fair value of assets acquired	—	$13,947
Less:
Liabilities assumed	—	(462)
Common stock issued in connection with the acquisition	—	(12,993)

Cash paid for acquisition	$—	$492

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. SEGMENT INFORMATION

     The Company markets its products in the Americas and in foreign countries. Information regarding geographic areas are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

REVENUES	2001	2000	2001	2000

	(in thousands)
Americas	$35,130	$52,143	$105,442	$129,447
Europe	8,734	5,773	26,552	9,159
Asia Pacific	5,250	1,464	13,254	1,577

Total	$49,114	$59,380	$145,248	$140,183

		AS OF	AS OF
LONG LIVED ASSETS		DECEMBER 31, 2001	MARCH 31, 2001

		(in thousands)
Americas		$99,599	$97,853
Europe		1,423	1,236
Asia Pacific		1,333	1,207

	Total	$102,355	$100,296

5. OPTION EXCHANGE PROGRAM

     In April 2001, the Company implemented an option exchange program whereby employees were offered the opportunity to exchange stock options with split-adjusted exercise prices of $40.00 and above for new options to purchase an equal number of shares. New options were granted at least six months and one day following the date the options were accepted for exchange but no later than December 31, 2001. The exercise price of the new options was the closing market price of the Company’s common stock on the Nasdaq Stock Market on the grant date of the new options. A total of 7,489,000 options were surrendered for exchange under this program. A total of 6,015,713 new options were granted on November 16, 2001 with an exercise price of $14.36 per share and 1,473,287 surrendered options terminated before that date.

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

OVERVIEW

Background

     We are a leading provider of integration software and services for automating business processes across the extended enterprise. Our award winning integration platform allows customers to achieve a return on investment by linking business processes, enterprise and legacy applications, databases and workflows for true Global Business Visibility. By deploying the webMethods integration platform, companies can reduce costs, create new revenue opportunities, strengthen relationships with customers, substantially increase supply chain efficiencies and streamline internal business processes.

     webMethods was founded in June 1996. In August 2000, webMethods acquired Active Software, Inc. (“Active”) in a transaction which was accounted for as a pooling of interests. Active was founded in September 1995. We have grown from 94 employees as of March 31, 1998 to 907 employees as of December 31, 2001.

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

Operating Expenses

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also includes expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge.

RESULTS OF OPERATIONS

Revenue

     Total revenue increased by approximately $5.0 million, or 3.6%, to $145.2 million for the nine months ended December 31, 2001 from $140.2 million for the nine months ended December 31, 2000. During the three month period ending December 31, 2001, total revenue decreased by approximately $10.3 million, or 17.3%, to $49.1 million from $59.4 million for the three month period ended December 31, 2000.

     License. License revenue decreased by approximately $10.8 million, or 10.9%, to $89.0 million for the nine months ended December 31, 2001 from $99.8 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, total license revenue decreased $13.0 million, or 29.9%, to $30.4 million from $43.4 million for the three month period ended December 31, 2000. License revenue as a percentage of total revenue was 61.3% and 71.2% for the nine months ended December 31, 2001 and 2000, respectively. License revenue as a percentage of total revenue was 62.0% and 73.1% for the quarters ended December 31, 2001 and 2000, respectively. The decrease in license revenue was primarily attributable to a global economic slowdown, extended sales cycles to prospective customers and a reduction in information technology spending by our customers and prospects.

     Professional Services. Professional services revenue increased by approximately $2.9 million, or 11.9%, to $27.9 million for the nine months ended December 31, 2001 from $25.0 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, total professional services revenue increased $100,000 or 0.8%, to $8.9 million from $8.8 million for the three month period ended December 31, 2000. Professional services revenue as a percentage of total revenue was 19.2% and 17.8% for the nine months ended December 31, 2001 and 2000, respectively. Professional services revenue as a percentage of total revenue was 18.0% and 14.8% for the quarters ended December 31, 2001 and 2000, respectively. These increases in professional services revenue are primarily attributable to the increased customer base, which has resulted in increased follow-on professional services and increased customer implementation.

     Maintenance. Maintenance revenue increased by approximately $12.9 million, or 84.1%, to $28.3 million for the nine months ended December 31, 2001 from $15.4 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, maintenance revenue increased $2.6 million, or 37.0%, to $9.8 million from $7.2 million for the three month period ended December 31, 2000. Maintenance revenue as a percentage of total revenue was 19.5% and 11.0% for the nine months ended December 31, 2001 and 2000, respectively. Maintenance revenue as a percentage of total revenue was 20.0% and 12.1% for the quarters ended December 31, 2001 and 2000, respectively. These increases are due primarily to our increased customer base as described above and additional license activity since most license contracts include post contract maintenance and support which is recognized as revenue on a ratable basis over the term of the maintenance agreement.

Cost of Revenue

     License. Cost of license revenue decreased by approximately $2.0 million, or 50.4%, to $2.0 million for the nine months ended December 31, 2001 from $4.0 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, cost of license revenue decreased $1.1 million, or 63.1%, to $613,000 from $1.7 million for the three month period ended December 31, 2000. Cost of license revenue as a percentage of total revenue was 1.4% and 2.8% for the nine months ended December 31, 2001 and 2000, respectively. Cost of license revenue as a percentage of total revenue was 1.2% and 2.8% for the quarters ended December 31, 2001 and 2000, respectively. This decrease in the cost of license revenue was primarily attributable to a smaller proportion of products sold that incorporate third party technology for which we pay royalties, and to a lesser extent, a decrease in the amortization of prepaid third party software licensing fees. Gross profit margin on license revenue increased to 97.8% for the nine months ended December 31, 2001 compared to 96.0% for the nine months ended December 31, 2000. The improvement in gross margin was attributable to a smaller proportion of products sold that incorporated third party technology for which we pay royalties and a decrease in the amortization of prepaid third party software licensing fee.

     Professional Services and Maintenance. Cost of professional services and maintenance, excluding stock based compensation, decreased by approximately $1.0 million, or 2.9%, to $32.4 million for the nine months ended December 31, 2001 from $33.4 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, cost of professional services and maintenance excluding stock based compensation, decreased $2.4 million or 19.8%, to $10.1 million from $12.5 million for the three month period ended December 31, 2000. Cost of professional services and maintenance excluding stock based compensation, as a percentage of total revenue was 22.3% and 23.8% for the nine months ended December 31, 2001 and 2000, respectively. Cost of professional services and maintenance excluding stock based compensation, as a percentage of total revenue was 20.5% and 21.1% for the quarters ended December 31, 2001 and 2000, respectively. The decrease in professional services and maintenance costs, excluding stock based compensation, was primarily attributable to a decrease in the cost of subcontractor, contractor and travel expenses, and to a lesser extent a decrease in the cost of professional service and technical support personnel. Gross profit margin on professional services and maintenance, excluding stock based compensation, increased to 42.4% of professional services and maintenance revenue for the nine months ended December 31, 2001 compared to 17.2% for the nine months ended December 31, 2000. The increase in gross profit margin was due primarily to the increase in maintenance revenue, which has a lower cost, as well as improved utilization of professional services staff and cost reductions program for professional services.

Gross Profit

     Gross profit increased by approximately $8.7 million, or 8.5%, to $110.5 million for the nine months ended December 31, 2001 from $101.8 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, gross profit decreased $6.5 million, or 14.5%, to $38.4 million from $44.9 million for the three month period ended December 31, 2000. This decrease in gross profit during the three months ended December 31, 2001 compared to the same period in the prior year was attributable to the decrease in license revenue during the same time period. The gross profit margin was 76.1% for the nine months ended December 31, 2001, up from 72.6% for the nine months ended December 31, 2000.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses, excluding stock based compensation and warrant charge, increased by approximately $11.5 million, or 16.7%, to $80.4 million for the nine months ended December 31, 2001 from $68.9 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, sales and marketing expenses, excluding stock based compensation and warrant charge, decreased $1.2 million, or 4.6%, to $26.1 million from $27.3 million for the three month period ended December 31, 2000. Sales and marketing expenses, excluding stock based compensation and warrant charge, as a percentage of total revenue was 55.3% and 49.1% for the nine months ended December 31, 2001 and 2000, respectively. Sales and marketing expenses, excluding stock based compensation and warrant charge, as a percentage of total revenue was 53.1% and 46.0% for the quarters ended December 31, 2001 and 2000, respectively. The decrease in sales and marketing expense, excluding stock based compensation and warrant charge, for the three months ended December 31, 2001 as compared to December 31, 2000 was primarily attributable to a decrease in the commission expense and marketing programs offset by an increase in the number of sales and marketing employees. The increase in sales and marketing expenses, excluding stock based compensation and warrant charge, for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 was primarily attributable to an increase in the number of sales and marketing employees, referral fees paid to partners, and international expansion.

     Research and Development. Research and development expenses, excluding stock based compensation, increased by approximately $6.3 million, or 20.2%, to $37.6 million for the nine months ended December 31, 2001 from $31.3 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, research and development expenses, excluding stock based compensation, decreased $600,000, or 4.3%, to $12.2 million from $12.8 million for the three month period ended December 31, 2000. Research and development expenses, excluding stock based compensation, as a percentage of total revenue, was 25.9% and 22.3% for the nine months ended December 31, 2001 and 2000, respectively. Research and development expenses, excluding stock based compensation, as a percentage of total revenue was 24.9% and 21.5% for the quarters ended December 31, 2001 and 2000, respectively. The decrease in research and development expenses, excluding stock based compensation, for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000 is primarily attributable to a decrease in the use of outside consultants offset by a slight increase in the number of research and development employees. The increase in research and development expenses, excluding stock based compensation, for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 was primarily attributable to increases in the number of research and development personnel.

     General and Administrative. General and administrative expenses, excluding stock based compensation, increased by approximately $300,000, or 1.7%, to $15.2 million for the nine months ended December 31, 2001 from $14.9 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, general and administrative expenses, excluding stock based compensation, decreased $1.1 million, or 20.1%, to $4.6 million from $5.7 million for the three month period ended December 31, 2000. General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 10.5% and 10.7% for the nine months ended December 31, 2001 and 2000, respectively. General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 9.3% and 9.6% for the quarters ended December 31, 2001 and 2000, respectively. The increase in general and administrative expenses, excluding stock based compensation, for the nine months ended December 31, 2001 compared with the nine months ended December 31, 2000 was primarily attributable to increases in the number of accounting, finance and human resources personnel, and implementation of systems infrastructure. The decrease in general and administrative expenses, excluding stock based compensation, for the three months ended December 31, 2001 compared with the three months ended December 31, 2000 is due to efficiencies related to the merger with Active Software which resulted in consolidation of the two companies’ administration functions and a decrease in the provision for allowance for doubtful accounts and consulting costs for implementation of systems infrastructure offset by an increase in headcount related to international expansion.

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

     In March 2001 we entered into an OEM/Reseller agreement with i2 Technologies (i2) and issued a warrant, as amended, to i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the original warrant based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10.0 million over the term of the agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

     The deferred stock compensation and deferred warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category. Of the total deferred stock compensation and warrant charge recorded for options, restricted stock and warrants, approximately $14.7 million was amortized during the nine months ended December 31, 2001, compared to $16.1 million during the nine months ended December 31, 2000. During the three month period ending December 31, 2001 and 2000 total deferred stock compensation and warrant charge recorded for options was $2.4 million and $4.7 million, respectively.

     Restructuring Charge. During the second quarter of fiscal 2002, the Company recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidation of facilities, and $700,000 of other related restructuring charges. These restructuring charges were a result of our efforts to align the Company’s cost structure with changing market conditions. The plan resulted in headcount reduction of approximately 150 employees. We reduced the number of facilities by closing excess field offices and consolidating our California facilities into two locations. We used $4.0 million in cash since the restructuring through December 31, 2001 for restructuring costs, primarily headcount reductions. The remaining restructuring costs of $3.2 million, primarily related to real estate rental obligations, are expected to be incurred over the next 7 years.

     Acquisition Related Expenses. In connection with the acquisition of Active, we expensed $34.0 million in acquisition related expenses during the nine months ending December 31, 2000.

     Amortization of Goodwill and Acquired Intangibles. Amortization of goodwill and acquired intangibles was $29.9 million for the nine months ended December 31, 2001 and $30.9 million for the nine months ended December 31, 2000. The estimated useful life of the goodwill and the acquired intangibles is 3 years for trained and acquired assembled workforce, one year for license agreements, 2 years for non-compete agreements, 3 years for goodwill and 4 years for favorable lease terms. The goodwill and acquired intangibles relate to the acquisitions of companies in February and April 2000.

     In-process research and development. In-process research and development was expensed upon consummation of an acquisition of technology in April 2000 as acquired technology had not reached technological feasibility and, in the opinion of management, has no alternative future use. For the nine months ended December 31, 2000, $2.3 million was expensed related to in-process research and development.

Interest Income, Net

     Interest income, net decreased by approximately $3.7 million, or 33.7%, to $7.2 million for the nine months ended December 31, 2001 from $10.9 million for the nine months ended December 31, 2000. During the three month period ended December 31, 2001, interest income, net decreased $1.5 million, or 46.0%, to $1.8 million from $3.3 million for the three month period ended December 31, 2000. These decreases were primarily attributable to lower interest rates on corporate paper, bonds and money market funds available in the three and nine month periods ended December 31, 2001, compared to those in the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through an initial public offering of our common stock in February  2000, private sales of mandatorily redeemable, convertible preferred stock, prior to that time, and, to a lesser extent, through bank loans and equipment leases. As of December 31, 2001, we had approximately $70.8 million in cash and cash equivalents, approximately $106.2 million in short-term marketable securities, approximately $33.2 million in long-term marketable securities and approximately $143.3 million in working capital.

     Net cash provided by operating activities was approximately $718,000 for the nine months ended December 31, 2001, and approximately $9.9 million was used in operating activities for the nine months ended December 31, 2000. Net cash provided by operating activities reflects net losses offset by a decrease in accounts receivable for the nine months ended December 31, 2001.

     Net cash used in investing activities was approximately $45.5 million for the nine months ended December 31, 2001, and approximately $73.2 million for the nine months ended December 31, 2000. Cash used in investing activities primarily reflects purchases of marketable securities available for sale in each period. Capital expenditures were approximately $4.6 million for the nine months ended December 31, 2001 and $7.8 million for the nine months ended December 31, 2000. Capital expenditures consisted primarily of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans.

     Net cash provided by financing activities was approximately $6.2 million for the nine months ended December 31, 2001, and approximately $11.4 million for the nine months ended December 31, 2000. These cash flows in the nine months ended December 31, 2001 primarily reflect net cash proceeds from the exercise of stock options and issuance of shares of our common stock through the employee stock purchase plan. As of December 31, 2001, we had a line of credit to borrow up to a maximum principal amount of $10.0 million with a maturity date of July 10, 2002. Borrowings under this line of credit are limited to 80% of eligible accounts receivable. Interest is payable on the unpaid principal balance at the bank’s prime rate. As of December 31, 2001 and 2000, we had not borrowed against this line of credit. In connection with the line of credit, we obtained a letter of credit totaling $750,000 outstanding as of December 31, 2000, which was subsequently reduced to $475,000 outstanding as of December 31, 2001. This letter of credit expires in May 2002 and relates to an office lease.

     We believe that our current cash and investment balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

     We believe that quarter-to-quarter or year to year comparisons of our financial results are not necessarily meaningful indicators of our future operating results and should not be relied on as an indication of our future performance. If our quarterly operating results fail to meet the expectations of analysts, the trading price of shares of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic factors, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, uncertainties and economic after-effects of the recent terrorist acts may impact our quarterly operating results. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be harmed. It is possible that our operating results in the future may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. In addition, the stock market, particularly the stock prices of infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until February 1, 2002, the closing price of our common stock on The Nasdaq National Market has ranged from a high of $308.06 to a low of $6.32. Fluctuations in the price of our common stock may affect our visibility and credibility in our market.

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

     We currently have several strategic partners, such as Accenture, SAP AG, Deloitte Consulting, J. D. Edwards, EDS, Hewlett-Packard, i2 Technologies, KPMG Consulting and Siebel Systems, that we believe provide us with important sales and marketing opportunities. In addition, these relationships may include additional business opportunities, such as the i2 Technologies OEM / Reseller agreement, under which we are the supplier of enterprise application integration technology that is integrated into certain i2 products. Although the specific partners or the opportunities they present for us may change from period to period, we expect that curtailing or terminating our relationship with any of our key strategic partners, or having them decide to compete against us in providing integration solutions could result in decreased sales and marketing opportunities, and reduce our exposure to new customer bases, which could have a material adverse effect on our business, financial condition and results.

If our customers do not renew their licenses, we may lose a recurring revenue stream, which could harm our operating results.

     Although most enterprise software providers offer perpetual licenses with a single payment received at the time of the license grant, we offer renewable term licenses to our customers as another licensing model. If a significant portion of our customers were to elect not to renew their licenses for our software or were to seek perpetual licenses in the future, we would lose a recurring revenue stream that is a factor in our business model, which could harm our business, operating results and financial condition.

We may not be able to increase market awareness and sales of our software if we do not maintain our sales and distribution capabilities.

     We need to maintain and further develop our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software products and the related services we offer. Our software products require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third party reselling efforts, which may impact our business and operating results.

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

The integration software and web services markets are highly competitive, and we may not be able to compete effectively.

     The market for integration software solutions and technology to implement enterprise web services is rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications and to implement web services. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy integration products such as our software products. If our software products and enterprise web services are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own integration and web service solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration (EAI), solutions and application server vendors. We also face competition from various providers of application integration solutions technologies to implement enterprise web services and companies offering products and services that address specific aspects of application integration or web services integration. Further, we face competition for some aspects of our product and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration software or implementing web services, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future products and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

If we experience delays in developing our software, or if our software contains defects, we could lose customers and revenue.

     We expect that the rapid evolution of integration software and standards and web services technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems, will require us to adapt our software products to remain competitive. Our products could become obsolete and unmarketable if we are unable to adapt to new technologies or standards. Software as complex as ours often contains known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. The reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software products experience performance problems, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers depend on our software for their critical systems and business functions, any interruptions could cause our customers to initiate product liability suits against us.

We may not be able to manage our future development and growth successfully.

     Our ability to successfully offer software and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Our development could be limited if we or our partners are unable to provide to our customers in a timely manner the integration solutions they desire or the implementation services sometimes required for the successful installation and use of our products. In addition, our management team may not be able to achieve the rapid execution necessary to fully exploit the market for our products and services. Our total revenues have grown to approximately $202.0 million for the year ended March 31, 2001, from $60.1 million for the year ended March 31, 2000. The number of people we employ has grown substantially and will continue to grow.

     As of March 31, 2000, we had a total of 522 employees. As of December 31, 2001, we had a total of 907 employees. Future development, execution and growth could be expensive and may strain our managerial and other resources. To manage future development and growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations and our relationships with our customers, suppliers and partners. If we do not manage our future development and growth properly, it could harm our business, operating results and financial condition.

We may still face challenges that may prevent us from successfully completing the integration of our recent acquisitions.

     The integration of acquired businesses into our existing business is a complex, time-consuming and expensive process. We have acquired several businesses after our public offering in February 2000 and still face certain challenges that, if not met successfully, may prevent us from integrating these businesses into our Company. We may still encounter difficulties, costs and delays involved in integrating operations, including: the inability to market successfully an integrated line of products and services to our customers; the inability to retain key employees over a long period of time; and the diversion of management’s attention and financial resources from other ongoing business concerns. If we do not fully the integrate these acquired businesses into our company, or if we are unable to achieve the perceived benefits of these acquisitions as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

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

We recently adopted a shareholder rights plan which may have anti-takeover effects.

     Our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of Company common stock, payable to stockholders of record at the close of business on October 18, 2001. Each right, when exercisable, entitles the registered holder to purchase from the Company a fraction of a share of Series A Junior Participating Preferred Stock at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of Company common stock and could discourage, delay or prevent a merger or acquisition of the Company that stockholders may consider favorable.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. The Company will adopt SFAS No. 142 in fiscal in 2003 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. It is possible the Company may incur impairment charges upon the adoption of SFAS 142 in the future.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 is effective April 1, 2002 for the Company. The Company is reviewing the provisions of SFAS No. 144 and does not anticipate that the adoption will have a material impact on the Company’s financial condition or results of operations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk. We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2001, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 30, 2001, a purported class action lawsuit was filed in the Southern District of New York naming the Company, several of its executive officers at the time of our initial public offering and the managing underwriters of our initial public offering as defendants. The complaint alleges that the Company’s initial public offering registration statement and final prospectus contained material misrepresentations and omissions related in part to certain commissions allegedly solicited and received by the underwriters, and tie-in arrangements allegedly demanded by the underwriters, in connection with their allocation of shares in our initial public offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 10, 2000 and December 6, 2000. This case is at a very early stage, and the Company has not formally responded to the allegations. However, management believes that the claims against the Company and its officers are without merit, and we intend to defend against the complaint vigorously.

     From time to time, the Company is involved in other disputes and litigation in the normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., RBC Dain Rauscher Inc. and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of December 31, 2001, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681) and webMethods’ Registration Statement on Form 8-A (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681).

(5)	Incorporated by reference to webMethods’ definitive Proxy Statements filed with the Securities and Exchange Commission on July 27, 2001 (File No. 001-15681)

     (b)  Reports on Form 8-K. webMethods, Inc. filed the following report on Form 8-K since the beginning of its fiscal quarter on October 1, 2001:

Date of Report	Item No.	Item Reported

October 18, 2001	5	Announcement that Board of Directors of webMethods, Inc. had adopted a shareholder rights plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC
Date: February 13, 2002
By: /s/ PHILLIP MERRICK

Phillip Merrick
Chairman of the Board and
Chief Executive Officer

Date: February 13, 2002
By: /s/ MARY DRIDI

Mary Dridi
Chief Financial Officer
(Principal Financial Officer)