Form 10-K
period 2002-03-31
WEBMETHODS INC
filed 2002-06-18
CIK 1035096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of webMethods Common Stock held by non-affiliates of the registrant as of June 12, 2002, based upon the closing price of webMethods Common Stock on the Nasdaq National Market for such date, was $423,510,111.

      As of June 12, 2002, there were outstanding 50,681,681 shares of webMethods, Inc. Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive Proxy Statement to be used in connection with webMethods’ annual meeting of stockholders, to be held in August 2002, and to be mailed to stockholders in July 2002, are incorporated by reference into Part III of this Form 10-K.

WEBMETHODS, INC.

FORM 10-K

TABLE OF CONTENTS

Part I
Item 1.	Business	1
	Overview	1
	Industry Background	2
	webMethods’ Solution	3
	webMethods’ Strategy	5
	Customers	6
	Sales and Marketing	6
	Partners and Strategic Relationships	7
	Customer Care	8
	Product Development	8
	Competition	9
	Intellectual Property and Other Proprietary Rights	9
	Corporate Information	11
	Employees	12
	Executive Officers of webMethods	12
	Factors that May Affect Future Operating Results	14
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Part II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	22
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview	27
	Results of Operations	30
	Liquidity and Capital Resources	37
	Recently Issued Accounting Pronouncements	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Issues	40
Part III
Item 10.	Directors and Executive Officers of the Registrant	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management	41
Item 13.	Certain Relationships and Related Transactions	41
Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	42
Signatures		44

PART I

Item 1.  BUSINESS

      Readers are advised that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Statements using the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items and projections regarding the market for integration software, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, implementation and effect of sales and marketing initiatives by webMethods, focus on geographic or specific vertical markets and allocation of resources to them, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance or economic conditions and (iv) statements of assumptions underlying other statements or statements about webMethods or its business.

      This report also identifies important factors that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include those factors discussed below under the caption “Factors that May Affect Future Operating Results.” Forward-looking statements are beyond the ability of webMethods to control, and in many cases, webMethods cannot predict what factors may cause actual results to differ from those indicated by the forward-looking statements. webMethods disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

      webMethods, Inc. is a leading provider of software and services for comprehensive end-to-end integration solutions. We develop and deliver software products and provide related services that give large organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide web services at the enterprise level. Our integration platform is a comprehensive solution for linking business processes, enterprise and legacy application software products, databases, human workflows and web services, both within and across business enterprises and government organizations.

      The webMethods integration platform allows customers to achieve quantifiable return on their investment in our software within a brief timeframe, as well as in their other information technology investments, by linking business processes, seamlessly integrating enterprise and legacy applications and databases, and managing human workflows both within and across enterprises. By deploying the webMethods integration platform, customers can reduce costs, create new revenue opportunities, strengthen relationships with customers, vendors and business partners, substantially increase supply chain efficiencies, streamline internal business processes and provide Enterprise Web Services. The webMethods integration platform enables our customers to rapidly and cost-effectively meet the full range of business integration requirements with a single, globally-scalable infrastructure and provides our customers with a comprehensive, real-time view of customers, vendors and business partners, projects, orders, assets, business processes, human workflows, information system resources and data, which we refer to as “Global Business Visibility”.

      We had over 800 customers at March 31, 2002, including many major business enterprises, often referred to as the “Global 2000,” and government organizations. Our customers include leaders in manufacturing, process industries (such as chemicals, oil and gas, metals, paper and plastics), financial services, telecommunications, government, consumer goods manufacturing and retail, utilities and transportation and logistics. We license our software primarily through our direct sales force. In the Asia Pacific region and, to a lesser extent, in Europe, we also license our software through resellers. We pursue joint promotional and selling efforts with strategic partners who provide leading enterprise application software products, many of whom embed our software directly into their application products. We also pursue joint promotional and selling efforts through strategic alliances with major systems integrators. Through those joint efforts with our strategic partners, we leverage our direct sales force, reach a broader range of prospective customers and create opportunities to upsell our products to customers already using limited versions of our software embedded in their enterprise application products. In addition, we license our products through a number of major resellers and distributors.

      Our goal is to continue establishing webMethods as the leading independent provider of integration software. Our strategy is based on driving the success of our customers and partners, making our software ubiquitous by expanding and maximizing our strategic software vendor partnerships, leveraging our sales force and technical services team by expanding our strategic alliances with leading systems integrators and providing the most comprehensive integration and web services solution by extending our technology and product leadership.

INDUSTRY BACKGROUND

      With the widespread proliferation of mainframes, distributed computing environments, application servers, databases, packaged and custom software applications and Web services within each organization or enterprise, as well as these same information resources and technologies throughout its chain of vendors, customers, affiliates and business partners (collectively comprising the “extended enterprise”), the ability to integrate these disparate systems and applications has become a strategic part of an organization’s information systems infrastructure. In addition, the need for integration software is driven by the widespread adoption of enterprise resource planning (ERP), supply chain management (SCM), financial management and customer relationship management (CRM) software application products, whose benefits are largely dependent on integration with other information systems. Organizations that have purchased such software or systems often seek to streamline internal processes and enable communication and collaboration internally and with their customers, vendors and partners to increase productivity, create new revenue opportunities, reduce costs and strengthen relationships with customers, vendors and partners.

      In parallel with the increased demand for software integration, there has been a comparable increase in the need for greater sophistication of integration technology. Integration systems today require the ability not only to integrate the numerous disparate resource types (databases, legacy mainframe applications, packaged applications, custom applications, trading partners, people and web services), but also to manage the business processes that govern the interactions between these resources. This business process management (BPM) capability is the foundation that allows an organization or enterprise to truly manage its business with its information systems.

      The ability of integration technology to define business processes in a minimal amount of time and without coding has become an expectation of prospective customers. This demand for ease of use has caused a fundamental shift in integration technology away from complex software programming techniques to a more intuitive, highly-graphical modeling approach. It has also driven the demand for comprehensive, fully-integrated integration software and tools that allow users to do a wide variety of integrations without learning multiple software tools or writing software code.

      Integration technology is often rated as the top strategic priority for most Global 2000 companies and government organizations due to the benefits available from comprehensive integration of information resources. As a result, integration systems are considered mission-critical, and the need for industry-

standard operations and systems management capabilities has evolved from nicety to necessity. However, to preserve their significant investments, many Global 2000 companies and government organizations require that integration products support their existing systems management software products, such as those from BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company and IBM/ Tivoli.

      As the integration market has evolved, Global 2000 companies and government organizations have increasingly used integration technology to link their disparate information system resources under the control of a business process management capability. In many cases, these business process management functions have revealed that most projects involve certain processes that people must perform manually. Consequently, Global 2000 companies and government organizations are putting pressure on integration software vendors to provide integrated workflow capabilities that allow users to define business processes to include manual steps and to manage the complete business process with their integration technology, and not some non-integrated workflow engine or software program. Global 2000 companies and government organizations are also increasingly demanding software toolsets that allow for the rapid creation of user interfaces to support these human steps.

      During our fiscal year ended March 31, 2002, there was a rapid increase in the popularity of web services standards among Global 2000 companies. The interest in web services arises from the promise of cross-platform standardization of the low-level integration points for a wide range of computing resources, thereby allowing a user or software product to seamlessly access functionality or business processes provided by other software products operating within the enterprise. The standardization is considered very valuable, as it offers significant benefit with respect to lowering the services costs associated with integration. Although a number of companies outside the integration software industry promote their individual web services offerings as the ideal solution for this problem, many industry analysts agree that web services-based integration solutions will be delivered by integration software companies.

WEBMETHODS’ SOLUTION

      The webMethods integration platform is designed to provide customers with a multi-faceted solution for solving the unique challenges associated with implementing a comprehensive enterprise integration, Enterprise Web Services and business process management “backbone.” A backbone represents a single integration infrastructure that is capable of meeting all of the integration requirements of an enterprise customer. The webMethods integration platform enables our customers to implement a single integration solution that allows them to not only integrate their internal systems (Enterprise Application Integration — EAI) but also those of their trading partners — customers, vendors and business partners — allowing them to seamlessly integrate cross-enterprise information resources and business processes (Business-to-Business Integration — B2Bi).

      Historically, companies may have selected multiple products from different vendors to accomplish this level of integration. By combining these best-of-breed capabilities, we are able to lower our customers’ total cost of ownership and streamline the integration process. By enabling this end-to-end integration of all internal and external resources, we allow our customers to gain greater access to the information that is necessary to gain true Global Business Visibility within their enterprise and across connected enterprises, such as their customers, vendors and business partners. This provides our customers with the ability to realize the greatest value from their current investments in information technology resources, including databases, legacy mainframe applications, packaged applications, custom applications and application servers.

      The following are the leading elements of our solution:

      Service-Oriented Architecture. The webMethods integration platform’s service-oriented architecture allows us to easily expand our product as new protocols and standards evolve. This also allows our customers to define integrations and business processes that can be deployed as web services without requiring the substantial programming typical of most web services development tools.

      Comprehensive Library of Adapters. We provide a comprehensive library of adapters so that the webMethods integration platform can integrate the numerous proprietary interfaces presented by a broad variety of enterprise applications (e.g., supply chain management and customer relationship management software from i2 Technologies, inter-enterprise software solutions from SAP, sales, marketing and customer relationship management software from Siebel Systems, customer relationship management and enterprise management software from PeopleSoft, and enterprise resource planning software from J.D. Edwards). The webMethods integration platform can also be extended by customers and partners through the use of webMethods toolkits that allow them to develop interfaces for custom applications or other software.

      Enterprise Application Integration (EAI). One of the most frequent uses of the webMethods integration platform is for the integration of two or more internal resources that a customer may use for their internal operations. These can include databases, packaged and custom applications, application servers, legacy mainframe applications, Enterprise Web Services and a variety of low-level middleware technologies (e.g., IBM’s Websphere MQ or Microsoft’s MSMQ offerings). These configurations can be very large and may be flexibly configured to support a wide variety of optimization configurations.

      Support for eCommerce Protocols. Our software also provides support for a wide range of electronic commerce, or eCommerce, protocols that enable our customers to automate and integrate their commercial transactions with their business partners. Examples of these types of transactions include purchasing and procurement, supply chain management, collaborative product design and vendor-managed inventory. Our software supports a broad range of capabilities to support these and other initiatives of an enterprise to integrate its information resources with those of its trading partners. These include XML, traditional and Internet EDI, Commerce One’s xCBL, RosettaNet, Chem eStandards, ebXML and Microsoft BizTalk. In addition, our software also supports the latest web services standards such as Simple Object Access Protocol (SOAP) and Web Services Description Language (WSDL). Networks of trading partners can be administered utilizing a powerful management system that allows our customers to define sophisticated rules for the automatic processing of business transactions submitted via Internet protocols.

      Business Process Management. The webMethods integration platform provides an environment that allows our customers to define business processes, which can include multiple enterprise resources, in a single business process definition. This allows our customers to use a highly graphical modeling tool to define complex rules that govern the flow of information between systems and dynamically modify the flow based on any combination of business data that is accessible to the business process instance. When the business process is invoked in an operating environment, our business process management environment provides a powerful user interface for query, selection and viewing of any business process.

      webMethods WorkFlow. We also offer a separately licensed, fully-integrated module named webMethods Workflow that allows our customers to incorporate their human resources into their business processes. Our WorkFlow product is designed to allow our customers to seamlessly mix automated and manual business process steps in a single overall business process. This powerful capability also allows them to monitor the human workflow steps as an integrated part of the overall business process using the same monitoring tools that are employed for automated or electronic steps in the business process.

      webMethods Mainframe. In order to provide an integration solution for IBM and compatible mainframe environments, we offer another separately licensed, fully-integrated module called webMethods Mainframe. We have received patent protection on this module’s innovative Direct Transaction Mapping capability. Access to legacy mainframe resources using webMethods Mainframe can be incorporated into any overall business process, as with all other resources.

      webMethods Manager. We have defined and are developing the first industry standard systems management solution for an integration system, including access to all business process and transaction information. The results of our efforts, co-authored with the Hewlett-Packard Company, is called the Open Management Interface (OMI) Specification. We have also partnered with three of the dominant systems management vendors (BMC Software, Inc., Computer Associates International, Inc. and Hewlett-Packard

Company). Each of these companies has committed to develop a version of their product that exploits this management capability as part of their systems management solution.

WEBMETHODS’ STRATEGY

      We believe our focused business strategy enables us to be the leading independent integration software provider. Our strategy is based on investing our efforts in our customers and partners to ensure their success and developing and delivering the most comprehensive industry-leading integration tools available. By executing on our strategy, we believe we are helping to ensure the success of our customers and partners. The key elements of our strategy include the following:

      Customer Success. A core part of our strategy is a tremendous focus on customers to ensure their success and referenceability. We invest in resources and efforts that will improve our customers’ success rates by reducing their time to deploy our software, minimizing their runtime costs and maximizing their return on investment for the integration project. We attempt to accomplish this by working with customers to understand the foreseeable return on investment for their integration projects and then working closely with them to ensure they achieve it. Our satisfied customers often assist with references and site visits for prospective customers.

      Expand and Maximize Our Strategic Software Vendor Partnerships. We have strong relationships with leading enterprise application software vendors, including BroadVision, i2 Technologies, J.D. Edwards, Lawson Software, SAP AG, and Siebel Systems, many of whom embed a limited version of webMethods software into their software. For example, i2 Technologies has selected webMethods as their preferred integration platform, and has licensed webMethods software to tightly integrate their applications. i2 Technologies’ sales representatives can sell both the integrated software as well as other webMethods products. As a result, any customer that licenses Release Five.Two of i2 Technologies’ software receives a license-limited version of webMethods software integrated with Release Five.Two, and we believe this customer of i2 Technologies will be a likely candidate to purchase additional webMethods integration software from i2 Technologies or webMethods. We continue to build upon existing strategic relationships and develop new ones. In our fiscal year ended March 31, 2002, we created new partnerships with Siebel Systems and Lawson Software and renewed our strategic relationship with SAP AG.

      We believe these relationships differentiate us from other integration software providers and provide a competitive advantage for webMethods. These relationships leverage our direct sales force and provide us with an incumbency advantage that we believe positions webMethods as the lowest risk option for customers of these software products when implementing an integration project.

      Concentrate on Leading Systems Integrators. In addition, we have expanded and strengthened our alliances with major system integrators to provide services and sales leverage to our software product-based business model. We have established a series of formal alliance relationships with leading system integrators, such as Accenture, American Management Systems (AMS), Cap Gemini Ernst & Young Group, Computer Sciences Corporation (CSC), Deloitte Consulting, Electronic Data Systems Corporation (EDS), KPMG Consulting and Science Applications International Corporation (SAIC). Each of these partners has established a formal webMethods practice, thus increasing dramatically the number of webMethods-trained resources available through our system integrator partners.

      As a result of this expanded knowledge base, as well as implementation successes on which the partner and webMethods have worked jointly, these alliances have resulted in a virtual extension of our direct sales force. This results in the third-party introduction and subsequent endorsement of webMethods’ products in opportunities of which we may not be aware or with customers or prospects of the partner with which we may not be otherwise already be engaged.

      Extend Technology and Product Leadership to Provide the Most Comprehensive Integration and Web Services Solution. We believe that we have developed the broadest and most comprehensive integration software currently available, supporting more application-to-application, business-to-business, mainframe integration and web services protocols and data format standards than any competing product. In addition, we have integrated leading-edge workflow technology to allow our customers and their business partners to automate not only the unattended business process but also those critical business functions where a person plays a key role. We also are developing the OMI specification as the first industry standard systems management solution for an integration system so that all business processes and transaction information from the webMethods integration platform can be accessed and managed by webMethods Manager or many of the dominant systems management solutions.

      Building on our pioneering role in the application of extensible markup language (XML) and Java technologies for all areas of integration and e-commerce, we believe we are positioned to lead what we believe may be the next technology wave in the integration marketplace: web services based integration. We are a leading provider of standard protocol-based services for integrating information resources both within the enterprise and across the extended enterprise. This expertise, coupled with our service-based architecture, has allowed webMethods to take a leadership role in defining an extremely comprehensive and competitive Enterprise Web Services offering. Our extensive knowledge of integration technology, combined with our long-standing support of web services concepts, enables webMethods to create an unparalleled platform for delivering web services technology. This combination of web services technology with the extensive integration capabilities of the webMethods integration platform results in the creation of Enterprise Web Services — web services capability optimized for the unique challenges of solving integration problems.

CUSTOMERS

      As of March 31, 2002, we had licensed our software to over 800 customers. Many of our customers are Global 2000 companies and represent a broad spectrum of vertical markets. We also have a number of government organizations as customers. Our customers include leaders in manufacturing, process industries (such as chemicals, oil and gas, metals, paper and plastics), financial services, telecommunications, government, consumer goods manufacturing and retail, utilities and transportation and logistics.

      In each of the fiscal years ended March 31, 2002, 2001 and 2000 no individual customer accounted for more than 10% of our total revenue. From time to time, we may have a customer that accounts for 10% or more of our total quarterly revenue, as we did in the fourth quarter of our fiscal 2002, but we do not expect to have a significant number of customers accounting for 10% or more of our quarterly revenue.

      The percentage of total revenue for our fiscal year ended March 31, 2002 from geographical regions outside of the Americas increased to 27% from 11% for the year ended March 31, 2001 and 8% for the year ended March 31, 2000. We believe that revenue from geographical regions outside of the Americas will continue to be a significant percentage of our total revenue for the foreseeable future. Information on revenue we derived from our Americas, Europe and Asia Pacific operations, as well as long lived assets located in those geographic areas, is included in Note 19 of the Notes to Consolidated Financial Statements of webMethods, Inc. included elsewhere in this report.

SALES AND MARKETING

      We sell our software and services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major systems integrators with whom we have strategic alliances and other partners and distributors. Our application software and system integrator partners actively assist us in selling the full webMethods product line to their customers, often giving us an incumbency advantage when the customer implements an enterprise-wide integration initiative. Information on our strategic partners is included in this section under the captions “webMethods’ Strategy” and “Partners and Strategic Relationships.”

      Our direct sales organization consists of sales representatives and pre-sales consultants supported by personnel with experience within the industries we serve. At March 31, 2002, our sales and marketing group consisted of 333 employees. At that date, our sales and marketing personnel serving North America were located in our headquarters in Fairfax, Virginia, and in approximately 20 other offices in the United States and Canada. At that date, our sales and marketing personnel in Europe were located in five countries, and our sales and marketing personnel in Asia Pacific were located in six countries. Information on revenue we derived from our Americas, Europe and Asia Pacific operations, as well as long lived assets located in those geographic areas, is included in Note 19 of the Notes to Consolidated Financial Statements of webMethods, Inc. included elsewhere in this report. We expect to continue expanding our sales and marketing group through targeted recruitment of qualified individuals.

      During our fiscal year ended March 31, 2002, we created specialized teams to focus on key vertical markets. Those teams focus on customers, prospective customers and business partners in manufacturing industries and in financial services. We also expanded our specialized team focused on sales to the US Government and other public sector organizations.

      We license our software on a perpetual basis or on a renewable term basis. At the end of the renewable license term, customers can either pay a new license fee or their license will terminate.

      The sales cycle for our software typically ranges from 90 to 270 days. A prospective customer’s decision to use our products may involve a substantial financial commitment, which may require a significant evaluation period and approval of the customer’s senior management. A customer’s decision to license certain of our products may also involve significant user education and deployment costs, as well as substantial involvement of the customer’s personnel. Due to the nature of our business, we have no inventory.

      We have experienced significant quarterly fluctuations in our operating results and anticipate fluctuations in the future. We experience certain general seasonal factors, such as: revenue in our second fiscal quarter (ending September 30) can be positively impacted by budgeting cycles of the US Government, and can be negatively impacted because businesses — particularly in Europe — often defer purchase decisions during summer months. In addition, revenue in our third fiscal quarter (ending December 31) can be positively impacted by the end-of-year budgeting cycles of many Global 2000 customers, and revenue in our fourth fiscal quarter (ending March 31) can be positively impacted by the annual nature of our sales compensation plans. Quarterly revenue and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions that sometimes are difficult to predict.

PARTNERS AND STRATEGIC RELATIONSHIPS

      We believe that our strategic relationships represent one of the most significant advantages we have over our competition. As described above in “webMethods’ Strategy,” we utilize our strategic partnerships with leading software vendors, such as BroadVision, i2 Technologies, J.D. Edwards, Lawson Software, SAP and Siebel Systems, to provide a unique differentiator when selling to a prospective customer that owns or plans to purchase one or more products from these companies in which a license-limited version of our software is embedded or utilized. We believe that this provides us with an incumbency advantage for many of the new business opportunities in which we compete. We also expect to continue to benefit from these relationships through the promotion of our products by their sales and other personnel.

      We believe that our multiple strategic alliances with major systems integrators also constitute a significant advantage over some competitors. As described above in “webMethods’ Strategy,” we work very closely with many major systems integrators. We believe that our investment in these relationships is important because they augment our direct sales force by promoting our products as the most appropriate solution for their clients and greatly increase our implementation capabilities.

      We also license our software through resellers and distributors, who may also sell our consulting and implementation services. We have relationships with a number of resellers or distributors with expertise in certain industry sectors or countries in which we do not currently have a significant number of direct sales personnel.

      We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during our fiscal year ended March 31, 2002, and we expect this to increase in future periods. During our fiscal 2002, we entered into a number of new or expanded partnership agreements, including agreements with BroadVision, J.D. Edwards, Lawson Software and Siebel Systems and we renewed our strategic relationship with SAP AG. During our fiscal 2002, i2 Technologies and J.D. Edwards began shipping the latest versions of their application suites, in which our software is embedded to provide real-time integration.

      Under our typical partnerships with software vendor partners, the partner may resell or embed our software with their applications under limited use licenses for a license fee or royalty fee. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received.

CUSTOMER CARE

      We offer our customers a variety of software support and maintenance options designed to meet their varied needs. Our most sophisticated enterprise customers may choose options that include 24-hour coverage, seven days per week. We have established a “follow-the sun” support model with integrated, major support centers in Virginia and California in the United States and in Australia, Japan and the Netherlands. Our resellers and distributors generally provide initial software support to their customers, and we provide support on more complicated support issues. Our customers and business partners can also receive support from our webMethods Advantage support website, which includes extensive discussion groups, technical advisory papers and provides online access to our customer service management system so that they can submit and monitor the status of any technical issues.

      Many of our customers purchase consulting services from us to support their full range of integration initiatives. We may provide all of these services directly or we may augment the efforts of a systems integration partner in performing these services. We offer these professional services both during the initial deployment of our products and thereafter to address our customers’ needs through the entire project lifecycle. We provide professional services ranging from initial architectural planning to the complete deployment of our products. We also offer comprehensive training courses and other education products at our facilities, as well as on-site at customer and partner facilities.

      While we are able to provide a wide range of consulting services from introductory training to full-scale implementation, we primarily focus on providing consulting in a mentorship capacity. In this role we commonly augment an internal development team or a systems integration partner that performs the bulk of the integration effort.

PRODUCT DEVELOPMENT

      We pursue a judicious mix of building and acquiring strategic technologies. This has allowed us to assemble a comprehensive integration platform more quickly than our competitors.

      We focus our ongoing product development efforts on enhancing, broadening and deepening the functionality of our core products and services to address new software alliances, industries, marketplaces and geographic markets. These products and services are evolving and have been developed using an architecture that is intended to be (i) modular, so components may be substituted, (ii) flexible, to respond to changing business conditions, (iii) open, to support multiple protocols, and (iv) scalable, to handle messaging and transaction loads that are typical in a complex, enterprise environment.

      Our development staff has developed our products utilizing project teams focused on independent components of the software under development. We maintain product release planning procedures to ensure integration, testing and version control among the different project development teams. We maintain our primary development centers in Fairfax, Virginia and Sunnyvale, California and have special expertise teams in Berkeley, California, Bellevue, Washington, and Westborough, Massachusetts. At March 31, 2002, we had 251 employees dedicated to research and development. Our research and development expenditures, excluding stock-based compensation, were $49.6 million in our fiscal year ended

March 31, 2002, $45.2 million in our fiscal year ended March 31, 2001 and $14.8 million in our fiscal year ended March 31, 2000. We expect to continue committing significant resources to product development in the future.

COMPETITION

      The market for our software and services is extremely competitive and subject to rapid change. We offer a comprehensive suite of application integration software that we believe to be the best and most comprehensive integration solution available. We are not aware of another company that can demonstrate the in-depth expertise in trading partner integration and management, our long history of web services experience, the deep knowledge of legacy IBM mainframe integration as well as the broad expertise in Enterprise Application Integration (EAI) as we do. We compete primarily with providers of integration software products, including International Business Machines Corporation (IBM), SeeBeyond Technology Corporation and TIBCO Software, Inc. We also compete with BEA Systems, Inc., Mercator Software, Inc., Microsoft Corporation, Vitria Technology, Inc. and a wide range of companies that are emerging in this category. We expect additional competition primarily from other emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our software and services are numerous and the specific importance of any one of these factors varies significantly for each specific customer environment. These competitive factors include product functionality and features; performance and price; ease of product implementation; vendor and product reputation; quality of customer support services; customer training and documentation; and quality of professional services offerings. Although we believe that our software and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

      Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater brand recognition and larger installed customer bases than we do. Our present or future competitors may be able to develop software similar to or even superior in functionality to what we offer, some may be able to adapt more quickly than we do to new technologies, evolving industry trends or new customer requirements, or devote greater resources to the marketing, design and development, and sale of their products than we do. Accordingly, it is possible that we may not be able to compete effectively in our markets, which may harm our business and operating results. If we are not successful in developing new software and enhancements to our existing software or in achieving customer acceptance, our gross margins may decline, and our business and operating results may suffer.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      Our success is heavily dependent upon the technological and creative skills of our personnel and how successfully we can safeguard their efforts in developing and enhancing our software and related technology through the protection of our intellectual property rights, brand name, and associated goodwill. We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our software from our competitors’ products. We rely on a combination of confidentiality agreements, confidentiality procedures and contractual provisions, as well as trade secret, copyright, trademark and patent laws, to establish and protect our proprietary rights and accomplish these goals.

      For example, we take measures to avoid disclosure of our trade secrets, including, but not limited to, requiring certain employees, consultants, customers, prospective customers, and others with which we have business relationships to execute confidentiality agreements that prohibit the unauthorized use and disclosure of our trade secrets and other proprietary materials and information. Further, we enter into license agreements with our customers, business partners and resellers that limit the unauthorized access to, use and distribution of our software, documentation and other proprietary information. Our license agreements with our customers, business partners and resellers impose restrictions on the use of our technology, including prohibiting the reverse engineering or de-compiling of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. We also restrict access to our source code. While some of our license agreements require us to place the source code for our software in escrow for the benefit of the licensee, these agreements generally provide these licensees with a limited, non-exclusive license to use this code in the event we cease to do business without a successor or there is a bankruptcy proceeding by or against webMethods; certain agreements may provide that the licensee can use the escrowed source code if we fail to provide the necessary software maintenance and support.

      We also seek to protect our technology, software, documentation and other proprietary information under the copyright, trademark and patent laws. We assert copyright in our software, documentation and other works of authorship, and periodically register copyrights with the U.S. Copyright Office in qualifying works of authorship. We assert trademark rights in and to our name, product names, logos and other markings that are designed to permit consumers to identify our goods and services. We routinely file for and have been granted trademark protection from the U.S. Patent and Trademark Office for qualifying marks. We currently hold a trademark registration in the United States for the “webMethods” and “B2B Integration Server” marks, a trademark registration in Australia and Japan for the “webMethods” mark, and have pending applications for the registration of the “webMethods” mark in the European Union. We have a patent issued in the United States and several patent applications pending for technology related to our software. We may file additional patent applications in the United States or other countries in the future.

      Despite our efforts to protect our proprietary rights, contractual provisions, licensing restrictions and existing laws and remedies afford us only limited protection. The steps we have taken to protect our proprietary rights and intellectual property may not be adequate to deter misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our software. The use by others of our proprietary rights could materially harm our business.

      It is possible that the copyrights, trademarks or patent held by us could be challenged and invalidated. For example, we cannot be certain that the patent we hold, those that we have applied for, if issued, or our potential future patents will not be successfully challenged. Further, we cannot be certain that we will be able to develop proprietary products or technologies that are patentable, that any patent issued to us will provide us with any competitive advantage or that the patents of others will not seriously limit or harm our ability to do business.

      We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights effectively, and the use by others of our proprietary rights could materially harm our business. Policing the unauthorized use of our products and other proprietary rights is difficult and expensive, particularly given the global nature and reach of the Internet. In the event we increase our international operations in the future, effective protection of intellectual property rights may be unavailable or limited in certain countries because the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. For more information regarding our proprietary rights, see “Factors That May Affect Future Operating Results — If we are unable to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights.”

      Despite efforts by us to protect our proprietary rights, parties may breach confidentiality agreements or other protective licenses and contracts into which we have entered, and we may not be able to enforce our rights effectively in the event of these breaches. There can be no assurance that we will be able to prevent unauthorized attempts to copy or reverse engineer aspects of our software or to obtain and use information that we regard as proprietary. Further, unauthorized parties may attempt to copy or otherwise obtain and use software or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. It is possible that our competitors will adopt similar product or service names, impeding our ability to protect our intellectual property and possibly leading to customer confusion. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from the technology developed by us without paying for it.

      The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We believe that software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, it is also possible that third parties will claim that we have infringed on their intellectual property rights currently existing or developed in the future. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that their employees have improperly disclosed confidential or proprietary information to us.

      Expensive litigation may be necessary in the future to enforce our intellectual property rights. We expect that we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third party proprietary rights, such as copyrights, trademarks, patents or trade secrets, from time to time in the ordinary course of our business. While we are not aware that any of our software, documentation, copyrights, trademarks, patents, or other proprietary rights infringe the proprietary rights of third parties, it is possible that third parties will claim that we have infringed their current or future products, technology or intellectual property rights. Any infringement claims, with or without merit, brought by such third parties could be time-consuming, result in costly litigation, prevent product shipment, cause delays, distract us from managing our business or require us to enter into royalty or licensing agreements which are not advantageous to us, any of which could materially harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties.

      Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to license our software in the United States or abroad. Such a judgment could materially harm our business. In the event an infringement claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business would be harmed materially. In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our software in the United States or abroad. Any of these results could harm our business materially.

      For more information regarding our proprietary rights, see “Factors That May Affect Future Operating Results — Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle.”

      In addition, we license technology from third parties that is incorporated into our software, and any significant interruption in the supply or support of any technology we license from third parties could adversely affect our business, unless and until we can replace the functionality provided by the licensed technology. Our products could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights. For more information regarding our proprietary rights, see “Factors That May Affect Future Operating Results — Because our products incorporate technology licensed from third parties, the loss of our right to use this licensed technology could harm our business.”

      “webMethods”, “B2B Integration Server”, “Global Business Visibility” and the names of our software are our trademarks or our registered trademarks in the United States and/or other countries.

CORPORATE INFORMATION

      webMethods, Inc. was organized in Delaware in 1996. We completed our initial public offering in February 2000. In August 2000, webMethods, Inc. acquired Active Software, Inc., a publicly-held software company that developed and delivered enterprise application integration software. In February 2001, we acquired IntelliFrame Corporation, its workflow technology and its research and development team. References to “webMethods,” “we,” “us” or “our” include webMethods, Inc. and its subsidiaries unless a statement specifically refers to webMethods, Inc. Our executive offices are located at 3930 Pender Drive, Fairfax, Virginia 22030, and our main telephone number is (703) 460-2500. We operate in a single segment of software and related services.

EMPLOYEES

      As of March 31, 2002, we employed 888 full-time employees. These included 333 in sales and marketing, 195 in professional services and customer care, 251 in research and development and 109 in other administrative areas, including accounting, finance, human resources, facilities and information technology. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, marketing and sales, and business development. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF WEBMETHODS

      Our executive officers and their ages and positions as of May 31, 2002 are as follows:

Name	Age	Position

Phillip Merrick	39	Chairman of the Board and Chief Executive Officer
David Mitchell	37	President and Chief Operating Officer
Mary Dridi	41	Chief Financial Officer, Executive Vice President and Treasurer
R. James Green	52	Chief Technology Officer and Executive Vice President
Douglas W. McNitt	37	General Counsel, Executive Vice President, Assistant Secretary
Thomas N. Erickson	43	Senior Vice President, International and General Manager, Asia Pacific
Laurie Mascott	37	General Manager, EMEA and Senior Vice President
Donna M. Angiulo	47	Senior Vice President

      Phillip Merrick the founder of webMethods, has served as Chairman of the Board and Chief Executive Officer since its inception in June 1996; he served as President of webMethods from inception in June 1996 to August 2000. Before founding webMethods, he served from December 1994 to February 1996 as Vice President of Engineering at Open Software Associates, an Internet and graphic user interface tools company. From 1990 to 1994, Mr. Merrick was Director of Development at Magna Software Corporation. Mr. Merrick holds a B.S. in Computer Science from the University of Melbourne in Australia.

      David Mitchell joined webMethods in December 1997 as Vice President, Sales, became Chief Operating Officer in January 2000 and became President in August 2000. Mr. Mitchell served as Vice President of Worldwide Sales from September 1999 to December 1999. From 1995 to 1997, Mr. Mitchell served as Director of Worldwide Sales for the help desk and network management group at McAfee Software, now Network Associates, Inc. From 1993 to 1995, Mr. Mitchell was President and Chief Executive Officer of VYCOR Corporation, a vendor of help desk and customer interactivity software, which was acquired in 1995 by McAfee Software. Mr. Mitchell served as Vice President of Sales of VYCOR from 1989 to 1993. Mr. Mitchell holds a B.S. in Marketing from Virginia Commonwealth University.

      Mary Dridi joined webMethods in May 1998 as Chief Financial Officer and Treasurer. She became an Executive Vice President in January 2002. From July 1991 to April 1998, she served as the Controller and Vice President of Finance for SRA International, Inc., an information technology company. From 1987 to 1991, Ms. Dridi served as the Director of Finance at Geostar Corporation, a mobile satellite communications company. From 1983 to 1987, Ms. Dridi provided audit and other business services with the accounting firm of Peat Marwick. Ms. Dridi is a Certified Public Accountant and holds a B.S. in Commerce and Accounting from the University of Virginia.

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

      Douglas W. McNitt joined webMethods in October 2000 as General Counsel, and became Executive Vice President in January 2002. Mr. McNitt served as Senior Counsel for America Online, Inc. from December 1997 to September 2000. From May 1996 to December 1997, he was an associate with the law firm of Tucker, Flyer & Lewis, a professional corporation, and was an associate with the law firm of McDermott, Will & Emery from April 1994 to May 1996. Mr. McNitt holds a B.A. from Stanford University and a J.D. from Notre Dame Law School.

      Thomas N. Erickson joined webMethods in May 2000 as Vice President of Asia Pacific operations. He has served as webMethods’ General Manager, Asia Pacific since October 2000 and has served as a Senior Vice President since January 2002. In April 2002, he became webMethods’ Senior Vice President, International. Prior to joining webMethods, Mr. Erickson was President of Asia Pacific at Baan Company NV, an enterprise software vendor, from 1999 to May 2000 and President of BaanMSO from 1998 to 1999. Mr. Erickson served as a Consultant at Prides Management, Inc., a management consulting business assisting emerging growth companies, from July 1996 to January 1998. From March 1995 to June 1996 he served as Vice President of Sales at Watermark Software, a startup in the document imaging industry which was acquired by FileNET in July 1995. Mr. Erickson served as Group Vice President of Marketing for Thomson Software/ Alsys (now Aonix) from March 1992 to August 1993. Mr. Erickson held various management positions at Project Software and Development from 1980 to 1992. Mr. Erickson holds a B.S. in Electrical Engineering from the University of Wisconsin.

      Laurie Mascott joined webMethods in October 2000 as Vice President of Sales for EMEA (Europe, Middle East and Asia). He has served as webMethods’ General Manager, EMEA since January 2001, and as a Senior Vice President since January 2002. He has held a number of senior management positions in the enterprise software marketplace. From 1995 to 2000, he was EMEA Sales Director for Systems Union Group plc, an international ERP vendor, where he was responsible for operations in all the primary European countries. Prior to 1995, Mr. Mascott ran his own business as an independent marketing consultant and held sales management roles within Systems Union, including starting and running the international government unit. Mr. Mascott graduated from the University of Staffordshire with a joint honors degree in economics and French and received a post-graduate diploma in international marketing in a program run and sponsored by the European Community.

      Donna Angiulo joined webMethods in February 2001 as Vice President of Finance and has served as a Senior Vice President since January 2002. Ms. Angiulo served as Vice President of Finance and Operations for Collaborex, Inc., a business-to-business e-commerce services provider, from August 2000 to January 2001. Ms. Angiulo served as Chief Financial Officer — Americas for the enterprise software vendor Baan Company NV from August 1998 to August 2000. She also served as Chief Operating Officer — Corporate Office Solutions at Baan from May 1998 to July 1998. Ms. Angiulo served as Chief

Financial Officer at CODA Plc, a provider of financial accounting software from September 1997 to May 1998. From 1986 to 1997, Ms. Angiulo served in a variety of positions including Controller, Director of Finance, Vice President of Product Development, and Vice President of International Business Development at Banyan Systems Incorporated, a provider of enterprise solutions for networking environments. Ms. Angiulo provided financial consulting services to emerging technology businesses from 1984 to 1986, and was an Audit Manager at Coopers and Lybrand from 1976 to 1984. Ms. Angiulo is a Certified Public Accountant and holds a B.S. in Accounting from Utica College of Syracuse University.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      You should consider the following factors when evaluating our statements in this report and elsewhere. webMethods is subject to risks in addition to those described below, which, at the date of this report, we may not be aware of or which we may not consider significant. Those risks may adversely affect our business, financial condition, results of operations or the market price of webMethods’ stock.

Unanticipated fluctuations in our quarterly revenue or operating results could affect the price of our stock.

      We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, uncertainties and economic after-effects of terrorist acts or other major, unanticipated events may impact our quarterly operating results. In our fiscal 2002, we closed a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until June 1, 2002, the closing price of webMethods’ stock on The Nasdaq National Market has ranged from a high of $308.06 to a low of $6.32.

Growth of our sales may slow from time to time, causing our quarterly operating results to fluctuate.

      Due to customer demand, economic conditions, competitive pressures or seasonal factors, we may experience a lower growth rate for, no growth in, or a decline in quarterly or annual revenue from sales of our software and services. For example, the growth rate for revenue from sales of our software and services during summer months may be slower than at other times during year, particularly in European markets. We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services and deferrals of purchases due to uncertainties and economic after-effects of terrorist acts or other major, unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in volatility in the market price of webMethods’ stock.

We are a young company and have a limited operating history with which to evaluate our respective business and prospects.

      We commenced operations in June 1996 and commercially released our first software product in June 1998. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995 and commercially released its first software product in August 1996. We have been operating as a combined company since August 2000. If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of achieving and maintaining profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock. Our software is complex and generally involves significant capital expenditures by our customers. We do not have a long history of selling our software, and we often have to devote substantial resources to educate prospective customers about the benefits of our software. Our efforts to educate potential customers may not result in our software being accepted by the potential customer or achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally-developed or custom systems and would incur significant costs in switching to third party software such as ours. Furthermore, even if our software is effective, our potential customers may not choose it for technical, cost, support or other reasons. If the market for our software fails to grow or grows more slowly than we anticipate, our business could suffer.

We rely on strategic partnerships with software vendors, alliances with major system integrators and other similar relationships to implement and promote our software and, if these relationships terminate, we will lose important deals and marketing opportunities.

      We have established strategic relationships with enterprise application software vendors and system integration partners and similar relationships with resellers, distributors and other technology leaders. If our relationships with any of these organizations were terminated or if we failed to work effectively with our partners or to grow our base of these types of strategic partners, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer. In general, our partners are not required to market or promote our software and generally are not restricted from working with competing integration software companies. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software rather than the products of competitors. If these relationships are not successful, our revenue and operating results could be materially adversely affected, and we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which would harm our business.

Our ability to expand our business and increase our revenue may be impaired and we may lose important sales and marketing opportunities if we cannot maintain our relationship with our strategic partners and add similar relationships with other application software vendors, major systems integrators and resellers.

      We currently have a number of strategic partners who provide leading enterprise application software products, many of whom embed our software directly into their application products. We also have strategic alliances with major systems integrators. These strategic partners provide us with important sales and marketing opportunities, leverage our direct sales force, create opportunities to upsell our products to customers already using our software embedded in their enterprise application products, and greatly increase our implementation capabilities. If our relationships with any of these organizations were impaired, if a significant number of our strategic partners decide to compete against us in providing integration solutions or if our competitors developed similar relationships with our strategic partners, we might lose important opportunities, including sales and marketing opportunities, and we may not be able to increase our penetration of the market for integration software, which could have a material adverse effect on our business, financial condition, revenue, operating results and the price of webMethods’ stock. In addition, if we are unable to develop additional strategic relationships with other application software vendors, major systems integrators or other technology leaders, we may not be able to increase our penetration of the market for integration software, increase our revenue or expand our business in accordance with our business strategy, which could have a material adverse effect on our business prospects, financial condition and price of webMethods’ stock.

We are trying to increase our sales to the US Government and to others in the public sector, and we may face difficulties in our attempts to procure new contracts with them.

      We are attempting to expand our customer base to include more entities and agencies within the US Government and state and local governments. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with the US Government also requires businesses to participate in a highly competitive bidding process to obtain new contracts. We are a young company, and we lack substantial experience in bidding for public sector contracts. We may be unable to bid competitively if our software and services are improperly priced or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a loss for webMethods if we fail to win a contract on which we submitted a bid. Furthermore, some agencies within the US Government may also require some or all of our personnel to obtain a security clearance. If our key personnel are unable to obtain or retain this clearance, we may be unsuccessful in our bid for some government contracts. The US Government may choose to change the way it procures new contracts, and it may adopt new rules or regulations governing contracts such as cost accounting standards. If these changes were implemented, they could cause our costs to increase and may make it difficult or impossible for us to obtain new contracts or keep any existing contracts when they expire and are subject to renewal.

Contracting with the US Government or state and local governments is very different from contracting in the private sector, and these differences could have a detrimental effect on our operating results.

      Contracts with the US Government or with many state and local governments frequently include provisions not found in the private sector and are often governed by laws and regulations that do not affect private contracts. These differences permit the public sector customer to take action not available to customers in the private sector. This may include termination of current contracts for convenience or due to a default. If a public sector customer cancels a contract for convenience, which can occur if need for a product changes, we may only be able to collect costs for work done prior to the termination of the contract. If the public sector customer cancels because of default, we may only be able to collect revenue for work we have completed, and we may be forced to pay any costs the public sector customer incurs for procuring the promised product from another source. The US Government can also suspend operations if Congress does not allocate sufficient funds, and the US Government may allow our competitors to protest our successful bids. The US Government also may ban webMethods from doing business with any government entity, and could also impose fines, levy sanctions or subject us to a criminal prosecution. The US Government may refuse to invoke an option to extend a contract and it could attempt to claim rights in technologies and systems we invent. Some government agencies we contract with may prohibit us from seeking contracts with certain other government agencies. If any of these events occur, they may negatively affect our business and financial results. In order to maintain contracts with the US Government, webMethods must also comply with many rules and regulations that may affect our relationship with other customers. The US Government can terminate its contract with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the US Government requires us to meet any of these demands, it could result in increased costs or an inability to take advantage of certain opportunities that may present themselves in the future. US Government agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and our pricing, and review our compliance with rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, financial results and reputation.

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

Our software must integrate with applications made by third parties, and, if we lose access to the programming interfaces for these applications, or if we are unable to modify our software or develop new adapters in response to changes in these applications, our business could suffer.

      Our software uses software components called adapters to communicate with our customers’ enterprise applications. Our ability to develop these adapters is largely dependent on our ability to gain access to the application programming interfaces, or APIs, for the applications, and we may not have access to necessary APIs in the future. APIs are written and controlled by the application provider. Accordingly, if an application provider becomes a competitor by entering the integration market, it could restrict access to its APIs for competitive reasons. Our business could suffer if we are unable to gain access to these APIs. Furthermore, we may need to modify our software or develop new adapters in the future as new applications or newer versions of existing applications are introduced. If we fail to continue to develop adapters or respond to new applications or newer versions of existing applications, our business could suffer. We rely in part on third parties to develop adapters necessary for the integration of applications using our software. We cannot be certain that these companies will continue to develop these adapters, or that, if they do not continue to do so, that we will be able to develop these adapters internally in a timely or efficient manner. In addition, we cannot be certain that adapters developed by third parties will not contain undetected errors or defects, which could harm our reputation, result in product liability or decrease the market acceptance of our products.

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

If our customers do not renew their product support and maintenance agreements, we may lose a recurring revenue stream, which could harm our operating results.

      Many of our customers subscribe for software support and maintenance services, which we recognize over the term of those support and maintenance agreements. If a significant portion of those customers chose not to continue subscribing for product support and maintenance, our recurring revenue from those services would be adversely affected, which could harm our business, operating results and financial condition.

We may not be able to increase market awareness and sales of our software if we do not maintain our sales and distribution capabilities.

      We need to maintain and further develop our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software and the related services we offer. Our software requires a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third party reselling efforts, which may impact our business and operating results.

We intend to continue expanding our international sales efforts, and our inability to do so could harm our business and operating results.

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

      The market for integration software solutions and technology to implement enterprise web services is rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications and to implement web services. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy integration products such as our software. If our software and enterprise web services are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own integration and web service solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration (EAI), solutions and application server vendors. We also face competition from various providers of application integration solutions technologies to implement web services and companies offering products and services that address specific aspects of application integration or web services integration. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration software or implementing web services, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

If we experience delays in developing our software, or if our software contains defects, we could lose customers and revenue.

      We expect that the rapid evolution of integration software and standards and web services technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems or enterprise applications, will require us to adapt our software to remain competitive. Our software could become obsolete and unmarketable if we are unable to adapt to new technologies or standards. Software as complex as ours often contains known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. The reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software experiences performance problems, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers depend on our software for their critical systems and business functions, any interruptions could cause our customers to initiate product liability suits against us.

Because our software could interfere with the operations of our customers’ other software applications, we may be subject to potential product liability and warranty claims by these customers, which may be time consuming, costly to defend and may not be adequately covered by insurance.

      Our software is integrated with our customers’ networks and software applications and is often used for mission critical applications. Errors, defects or other performance problems could result in financial or other damages to our customers. Customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our software to perform to customer expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. We have not experienced any product liability claims to date. However, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

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

      In the future, we may not have sufficient resources available to us to take advantage of growth, product development or marketing opportunities. We may need to raise additional funds in the future through public or private debt or equity financings in order to: take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies; develop new software or services; or respond to competitive pressures. Additional financing needed by us in the future may not be available on terms favorable to us, if at all. If adequate funds are not available, not available on a timely basis, or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new software or services or otherwise respond to unanticipated competitive pressures. In such case, our business, operating results and financial condition could be harmed.

If we are unable to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights.

      Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret, trademark and patent laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have one patent and several pending patent applications for technology related to our software, but we cannot assure you that this patent is valid or that these applications will be successful. A small number of our agreements with customers and system integrators contain provisions regarding the rights of third parties to obtain the source code for our software, which may limit our ability to protect our intellectual property rights in the future. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our software and obtain and use information that we regard as proprietary. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect to continue increasing our international operations in the future, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Because our software incorporates technology licensed from third parties, the loss of our right to use this licensed technology could harm our business.

      We license technology that is incorporated into our software from third parties. Any significant interruption in the supply or support of any licensed software could adversely affect our sales, unless and until we can replace the functionality provided by this licensed software. Because our software incorporates software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance our current software, develop new software on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

Because market participants in some markets have adopted industry specific technologies, we may need to expend significant resources in order to address specific markets.

      Our strategy is to continue developing our integration software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the healthcare and financial services industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our software to companies in these markets, we may need to expand or enhance our software to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

We recently adopted a shareholder rights plan, and previously implemented certain provisions in our certificate of incorporation and bylaws, that may have anti-takeover effects.

      Our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of webMethods’ stock, payable to stockholders of record at the close of business on October 18, 2001. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of webMethods’ stock and could discourage, delay or prevent a merger or acquisition of webMethods, Inc. that stockholders may consider favorable. In addition, provisions of the current certificate of incorporation and bylaws of webMethods, Inc., as well as Delaware corporate law, could make it more difficult for a third party to acquire us with the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

Item 2.     PROPERTIES

      Our principal administrative, sales, marketing and research and development facility is located in Fairfax, Virginia, and consists of approximately 126,000 square feet of office space held under leases that expire in March 2005 and July 2007. We maintain offices for sales and research and development in Sunnyvale, California, Westborough, Massachusetts and Bellevue, Washington. We also maintain small offices for sales personnel in the United States in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, Missouri, New York, New Jersey, North Carolina, Ohio, Pennsylvania and Texas. We maintain offices outside the United States for sales and administrative personnel in Australia, Canada, the Peoples Republic of China, France, Germany, Japan, Korea, Malaysia, the Netherlands, Singapore, Taiwan and the United Kingdom.

      We provide customer technical support from our facilities in Virginia and California in the United States and in Australia, Japan and the Netherlands. We regularly evaluate the suitability and adequacy of our existing facilities and the availability of space for facilities in new locations, and we believe that suitable space for new, replacement or expanded facilities, as needed, generally will be available on commercially reasonable terms.

Item 3.     LEGAL PROCEEDINGS

      On November 30, 2001, a purported class action lawsuit was filed in the Southern District of New York naming webMethods, several of its executive officers at the time of our initial public offering and the managing underwriters of our initial public offering as defendants. The complaint alleged that webMethods’ initial public offering registration statement and final prospectus contained material misrepresentations and omissions related in part to certain commissions allegedly solicited and received by the underwriters, and tie-in arrangements allegedly demanded by the underwriters, in connection with their allocation of shares in our initial public offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 10, 2000 and December 6, 2000. This case is at a very early stage, and webMethods has not formally responded to the allegations. However, management believes that the claims against webMethods and its officers are without merit, and we intend to defend against the complaint vigorously.

      From time to time, webMethods is involved in other disputes and litigation in the normal course of business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                      MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Since February 11, 2000, webMethods’ common stock has been publicly traded on the Nasdaq National Market under the symbol “WEBM.” Prior to February 11, 2000, webMethods common stock was not publicly traded. The high and low sales prices of our common stock as reported by the Nasdaq National Market to the nearest penny were:

	High	Low

Year ended March 31, 2001:
First Quarter (ended June 30, 2000)	$236.00	$44.50
Second Quarter (ended September 30, 2000)	194.88	83.25
Third Quarter (ended December 31, 2000)	119.88	50.75
Fourth Quarter (ended March 31, 2001)	98.38	20.25
Year ended March 31, 2002:
First Quarter (ended June 30, 2001)	40.40	14.38
Second Quarter (ended September 30, 2001)	23.14	6.30
Third Quarter (ended December 31, 2001)	18.57	6.13
Fourth Quarter (ended March 31, 2002)	25.86	15.56

      As of June 12, 2002, there were approximately 469 holders of record of webMethods’ common stock. The number of holders of record our common stock is not representative of the number of beneficial holders because many shares are held by depositories, brokers or other nominees. As of June 12, 2002, the closing price of webMethods’ common stock was $9.15.

      webMethods has never declared or paid any cash dividends on its common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

      The following table provides information concerning webMethods securities authorized for issuance under equity compensation plans at March 31, 2002.

Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued	Weighted-average	available for future issuance
	upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,066,222 (1)	$19.5784 (1)	560,686 (1)
Equity compensation plans not approved by securities holders	511,989 (2)	25.5684 (2)	0

Total	15,578,211	$19.7753	560,686

(1)	Excludes webMethods’ Employee Stock Purchase Plan, under which, as of March 31, 2002, a total of 3,000,000 shares have been reserved for issuance, 339,053 shares had been issued at an average purchase price of $21.22 and 2,660,947 shares remained available for future issuance. Also does not reflect an additional 2,462,195 shares that were reserved for issuance under the webMethods, Inc. Amended and Restated Stock Option Plan as of April 1, 2002.

(2)	Consists only of shares of webMethods, Inc. common stock to be issued upon the exercise of stock options issued by Active Software under its 1999 Stock Option Plan, its 1996 and 1996A Stock Option Plans and its 1999 Director Option Plan, and stock options assumed by Active Software that had been granted by the respective company under the TransLink Software, Inc. Stock Option Plan, Alier, Inc. 1997 Stock Option Plan and Alier, Inc. 1996 Stock Option Plan, all such options having been granted prior to the acquisition of Active Software by webMethods, Inc. in August 2000.

      When webMethods, Inc. acquired Active Software in August 2000, webMethods, Inc. assumed stock options granted by Active Software prior to the completion of that acquisition under Active Software’s 1999 Stock Option Plan and 1996 and 1996A Stock Option Plans. Options granted under those plans generally had exercise prices not less than the fair market value of Active Software’s common stock on the date of grant, vested over 50 months and expired 10 years from the date of grant. In connection with that acquisition, webMethods, Inc. also assumed stock options granted by Active Software prior to the completion of that acquisition under Active Software’s 1999 Director Option Plan, under which each newly elected director of Active Software was eligible to receive an option to purchase a fixed number of shares of Active Software common stock and each non-employee director was eligible to receive an option to purchase a fixed number of shares at each annual meeting of stockholders of Active Software commencing in 2000; all such options vested immediately upon grant and expired 10 years from the date of grant.

      During our fiscal years ended March 31, 2001 and 2000, we sold certain securities that were not registered under the Securities Act of 1933, as amended, at the time of issuance, as described below.

On February 16, 2000, we sold a total of 518,135 shares of our common stock to a total of four investors for $33.78 per share, or an aggregate of $17,502,600, in a private placement concurrent with our initial public offering. We also sold unregistered securities prior to our IPO in February 2000, as described in information in Item 15 of webMethods’ Registration Statement on Form S-1 (File No. 333-91039), which is incorporated by reference.

On February 5, 2001, we issued to Computer Network Technology Corporation 273,542 shares of our common stock with a fair value of $23.3 million, in addition to a cash payment, in exchange for all of the issued and outstanding securities of IntelliFrame Corporation, a wholly-owned subsidiary of Computer Network Technology Corporation.

In March 2001, we entered into an OEM/ Reseller agreement with i2 Technologies and issued a warrant which, as amended, permits i2 Technologies to purchase up to 710,000 shares of our common stock at an exercise price per share of $28.70. We believe that the fair value of the amended warrant did not exceed the fair value of the original warrant at the date of amendment.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and webMethods believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with webMethods, to information about webMethods.

Item 6.     SELECTED FINANCIAL DATA

      The following selected historical consolidated financial data for webMethods should be read in conjunction with the consolidated financial statements of webMethods and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2002, 2001 and 2000 and the historical consolidated balance sheet data as of March 31, 2002 and 2001 are derived from the consolidated financial statements of webMethods, which have been audited by PricewaterhouseCoopers LLP, independent accountants for webMethods, and are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 1999 and 1998 and the historical consolidated balance sheet data as of March 31, 2000, 1999 and 1998 are derived from consolidated financial statements of webMethods not contained in this report. Historical results are not necessarily indicative of future results.

	Year Ended March 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License	$121,803	$143,514	$42,822	$10,775	$3,458
Professional services	35,800	34,945	11,699	2,459	817
Maintenance	38,393	23,498	5,624	1,036	10

Total revenue	195,996	201,957	60,145	14,270	4,285

Cost of revenue:
License	2,335	5,189	2,612	799	30
Professional services and maintenance:
Stock based compensation	436	1,188	560	71	—
Other professional services and maintenance	42,124	46,304	16,102	3,803	804

Total cost of revenue	44,895	52,681	19,274	4,673	834

Gross profit	151,101	149,276	40,871	9,597	3,451

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,865	4,813	1,471	267	22
Other sales and marketing costs	106,377	100,154	44,033	14,741	4,854
Research and development:
Stock based compensation	12,526	12,447	1,250	182	—
Other research and development costs	49,634	45,158	14,780	6,066	3,525
General and administrative:
Stock based compensation	433	1,640	307	57	—
Other general and administrative costs	19,372	20,837	9,753	3,171	2,163
Restructuring costs	7,243	—	—	—	—
Acquisition related expenses	—	34,039	—	—	—
Amortization of goodwill and intangibles	38,697	41,395	1,305	—	—
In-process research and development	—	34,910	2,737	—	—

Total operating expenses	237,147	295,393	75,636	24,484	10,564

Operating loss	(86,046)	(146,117)	(34,765)	(14,887)	(7,113)
Interest income, net	8,537	14,503	3,315	415	172
Impairment of equity investments in private companies	(5,200)	—	—	—	—

Net loss	(82,709)	(131,614)	(31,450)	(14,472)	(6,941)
Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	—	(10,223)	(605)	(113)

Net loss attributable to common shareholders	$(82,709)	$(131,614)	$(41,673)	$(15,077)	$(7,054)

Basic and diluted net loss per share	$(1.67)	$(2.81)	$(2.23)	$(1.75)	$(0.83)

Shares used in computing basic and diluted net loss per common share	49,493	46,860	18,717	8,633	8,490

	March 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities available for sale	$211,842	$206,389	$196,972	$9,129	$11,450
Working capital	178,909	190,722	181,355	8,462	13,071
Total assets	324,063	375,288	299,187	19,738	14,236
Long-term liabilities, net of current portion and other	21,653	25,409	6,208	465	—
Mandatorily redeemable preferred stock	—	—	—	11,118	4,076
Total stockholders’ equity	215,544	265,609	252,169	345	7,916

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Readers are advised that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Statements using the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items and projections regarding the market for integration software, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, implementation and effect of sales and marketing initiatives by webMethods, focus on geographic or specific vertical markets and allocation of resources to them, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it, and actions by customers and competitors, (iii) statements of future economic performance or economic conditions and (iv) statements of assumptions underlying other statements or statements about webMethods or its business.

      This report also identifies important factors that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include those factors discussed in the “Business” section under the caption “Factors that May Affect Future Operating Results.” Forward-looking statements are beyond the ability of webMethods to control, and in many cases, webMethods cannot predict what factors may cause actual results to differ from those indicated by the forward-looking statements. webMethods disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Background

      We are a leading provider of software and services for comprehensive end-to-end integration solutions. We develop and deliver software products and provide related services that give large organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide Enterprise Web Services. By deploying the webMethods integration platform, customers can reduce costs, create new revenue opportunities, strengthen relationships with customers, vendors and business partners, substantially increase supply chain efficiencies and streamline internal business processes.

      In August 2000, webMethods acquired Active Software, Inc. (“Active”) in a transaction that was accounted for as a pooling of interests. We have combined our financial statements for prior periods as if the merger had occurred at the beginning of all prior periods presented.

Fiscal 2002 Overview

      We decreased our net loss to $82.7 million in our fiscal year ended March 31, 2002, from $131.6 million in the previous year and decreased our net cash used in operations from $16.7 million in fiscal 2001 to $4.1 million in fiscal 2002.

      During fiscal 2002, our ability to increase software license revenue, our principal source of revenue, was significantly impacted by the slowing global economy and the decrease in spending on information technology immediately following the tragic events of September 11, 2001. We experienced two consecutive quarters of lower license revenue in the first half of fiscal 2002. In our first fiscal quarter ended

June 30, 2001, license revenue declined 16% from the prior quarter to $36.8 million. In early July 2001, we took decisive actions to align our cost structure to meet the changing market conditions through a restructuring. License revenue was $21.7 million in the quarter ended September 30, 2001, a 41% decline from the prior quarter reflecting the impact of September 11, 2001, the continued decline in the global economic conditions and extended sales cycles for enterprise software products. For the quarters ended December 31, 2001 and March 31, 2002, however, license revenue increased sequentially by 40% to $30.4 million and 8% to $32.8 million, respectively. License revenue increased by 51% from the quarter ended September 30, 2001 to the quarter ended March 31, 2002. We believe that we were the only public independent integration software vendor to report an increase in license revenue for two consecutive quarters following September 30, 2001. Our professional services revenue decreased in each quarter during fiscal 2002 reflecting an increase in the number of customer implementations performed by system integrators, a decrease in billable consultants, and to a lesser extent a decrease in average billing rates. Maintenance revenue grew in each quarter of fiscal 2002 reflecting the increase in our customer base and the cumulative effect of maintenance contracts which are recognized as revenue ratably over the term of the contract.

      We maintained our intense focus on expense management throughout fiscal 2002. In early July 2001, we reduced our headcount by approximately 150, or 14%, from our June 30, 2001 headcount of 1,067. The headcount reductions were across all departments with the exception of customer support positions, which were maintained in order to minimize the impact on our ability to support customers.

      We sell our integration platform to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners, and to a lesser extent, resellers. We license our software to customers under either a renewable term or a perpetual license. As of March 31, 2002 we had over 800 customers and as of March 31, 2001 we had over 625 customers. Existing customers accounted for 50% of our revenue as a result of their expanded use of our software. No customer accounted for more than 10% of our total revenue in fiscal 2002, 2001 or 2000. One customer accounted for more than 10% of our total fiscal 2002 fourth quarter revenue and 20% of our accounts receivable balance as of March 31, 2002.

      We believe one of our competitive differentiators is our strong partnership with application software companies and system integrators. Under our partnerships with application software vendors, the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Leading enterprise application software vendors with whom we have strong relationships include BroadVision, i2 Technologies, J.D. Edwards, Lawson Software, SAP AG and Siebel Systems. During fiscal 2002, i2 Technologies and J.D. Edwards began shipping the latest versions of their application suites, which rely on the webMethods’ integration platform for real time integration. Our application and system integrator partners actively assist us in selling the full webMethods integration platform to their customers, making us the logical choice for enterprise-wide integration initiatives. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during fiscal 2002, and we expect this leverage to continue. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received.

      We believe the software integration market will continue to provide opportunity for growth within the constraints of current global economic conditions. Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers and a substantial portion of our license revenue in fiscal 2002 coming from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest to ensure an advantageous positioning relative to our competition resulting in recognized industry and technology leadership and increasing market share.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates, on an on-going basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ for these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

      We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 2 in the Consolidated Financial Statements for a more comprehensive discussion of our revenue recognition policies.

      Policies related to revenue recognition require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. These sources may publish new authoritative guidance which might impact current revenue recognition policies. We continue to evaluate our revenue recognition policies as new authoritative interpretations and guidance are published, and where appropriate, may modify our revenue recognition policies. Application of our revenue recognition policy requires a review of our license and professional services agreements with customers and may require management to exercise judgment in evaluating whether delivery has occurred, payments are fixed and determinable, collection is probable, and where applicable, if vendor-specific objective evidence of fair value exists for undelivered elements of the contract. In the event judgment in the application of our revenue recognition policies is incorrect, the revenue recognized by webMethods could be impacted.

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customers specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Private Company Equity Investments

      We record an investment impairment charge when we believe an investment in corporate debt securities or in equity securities of private companies declined in value and that such a decline is other than temporary. The determination of the value of the investments is based on information provided to us from the private companies such as audited financial statements, valuations based on recent sales of equity, projections, representations by management, and third party valuations if available. Future adverse changes in market conditions or poor operating results of the underlying companies could result in losses or a perceived inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Goodwill and Indefinite Lived Intangibles Assets

      Upon adoption of SFAS 142, all of our goodwill will be associated with our corporate reporting unit as we do not have multiple reporting units. On an annual basis we will evaluate whether an impairment of the goodwill may exist by comparing the book value of our outstanding common stock to the market value of our outstanding common stock. If the market value exceeds the book value, impairment does not exist. If the market value is less than the book value, we will evaluate whether the condition is other than temporary based primarily on fluctuations in our stock price. If we determine that the condition is other than temporary, we will record an impairment equal to the excess book value. A new accounting standard that impacts goodwill was issued in fiscal 2002. See “Recently Issued Accounting Pronouncements,” for more information.

Accounting for Income Taxes

      We have recorded a tax valuation allowance to reduce our deferred tax assets to the amount that is expected to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

      The following table summarizes the results of our operations for each of the past three fiscal years (all percentages are calculated using the underlying data in thousands):

	March 31,	Percentage	March 31,	Percentage	March 31,
	2002	Change	2001	Change	2000

	($ in thousands)
Total revenue	195,996	(3.0)%	201,957	235.8%	60,145
Gross Profit	151,101	1.2%	149,276	265.2%	40,871
% of total revenue	77.1%		73.9%		68.0%
Total operating expenses	237,147	(19.7)%	295,393	290.5%	75,636
% of total revenue	121.0%		146.3%		125.8%
Operating loss	(86,046)	(41.1)%	(146,117)	320.3%	(34,765)
% of total revenue	(43.9)%		(72.4)%		(57.8)%
Net loss	(82,709)	(37.2)%	(131,614)	318.5%	(31,450)
% of total revenue	(42.2)%		(65.2)%		(52.3)%

      During fiscal 2002, the global economic weakness and decline in information technology spending resulted in a 3% decline in total revenue from the prior fiscal year to $196.0 million and a net loss of $82.7 million. The decrease in net loss of $48.9 million from fiscal 2001 to 2002 is attributable to decreases in acquisition costs and purchases of in-process research and development. This decrease was offset by lower revenue, higher operating expenses, a restructuring charge, a charge for the impairment of equity investments in private companies and a decrease in interest income.

      During the fiscal year ended March 31, 2001 and the first quarter of fiscal 2002, we increased headcount and infrastructure costs to support the growth we were experiencing. In our first quarter of fiscal 2002 (ended June 30, 2001), the extent and impact of the economic slowdown became clearer. We took actions in early July 2001 to align our cost structure through reductions in our workforce and consolidations of facilities. Since the restructuring, we have reduced our quarterly fiscal 2002 operating expenses, excluding stock based compensation and warrant charge, amortization of goodwill and intangibles and restructuring charge, by 15% from $49.4 million in the first fiscal quarter to $42.2 million in the fourth fiscal quarter.

Revenue

      The following table summarizes webMethods’ revenue for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2002	Change	2001	Change	2000

	($ in thousands)
License	$121,803	(15.1)%	$143,514	235.1%	$42,822
Professional services	35,800	2.4%	34,945	198.7%	11,699
Maintenance	38,393	63.4%	23,498	317.8%	5,624

Total revenue	$195,996	(3.0)%	$201,957	235.8%	$60,145

      The following table summarizes webMethods’ net revenue by geographic region for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2002	Change	2001	Change	2000

	($ in thousands)
Americas	$143,003	(20.6)%	$180,192	227.3%	$55,051
Europe	35,666	100.4%	17,800	249.4%	5,094
Asia Pacific	17,327	337.0%	3,965	100.0%	—

Total revenue	$195,996	(3.0)%	$201,957	235.8%	$60,145

      Total revenue decreased by 3%, to $196.0 million for the year ended March 31, 2002 due to a decrease in license revenue, which was partially offset by an increase in maintenance revenue and, to lesser extent an increase in professional services revenue. Total revenue increased 236% to $202.0 million in the year ended March 31, 2001 as a result of increases in license, maintenance and professional services revenue in the Americas and, to a lesser extent, international markets.

      In fiscal 2002, revenue from the Americas declined 21% to $143.0 million due primarily to the reduction in information technology spending associated with the economic slowdown and the extension of sales cycles for enterprise software sales. International revenue increased $31.2 million to $53.0 million primarily due to increased sales capacity and the increased customer base. International revenue accounted for 27% of our total revenue in fiscal 2002 as compared to 11% and 8% in 2001 and 2000, respectively.

      License revenue decreased by $21.7 million to $121.8 million in fiscal 2002, primarily due to a decline in license revenue in the Americas offset, in part, by increases in international license revenue. The economic slow down and decrease in technology spending resulted in a decrease in license revenue in the Americas. International revenue increased in fiscal 2002 as a result of our expanded direct sales capacity in Europe and Asia Pacific which began in fiscal 2000.

      License revenue increased by $100.7 million, or 235%, to $143.5 million in fiscal 2001 from $42.8 million in fiscal 2000. The increase was primarily attributable to an increase in sales force headcount, new product features and enhancements, a growing acceptance of our integration software, new and expanded relationships with systems integrators and software application vendors and an increased presence internationally.

      Professional services revenue increased 2% to $35.8 million in the year ended March 31, 2002. During fiscal 2002 professional services revenue declined in each quarter reflecting the increase in system integrator led customer implementations, a decrease in billable consultants and to a lesser extent a decrease in billing rates. Professional services revenue was $34.9 million in fiscal 2001, an increase of 199% over fiscal 2000 revenue of $11.7 million. Professional services revenue increased in fiscal 2001 due to an increased need for implementation services and for follow on services as customers expand their use of our software.

      Maintenance revenue increased 63% and 318% in fiscal 2002 and 2001, respectively. This increase is due primarily to the increase in customers licensing our software, as most contracts include post-contract maintenance and support, which is recognized as revenue ratably over the term of the contract.

Gross Profit

      The following table summarizes our gross profit, excluding stock based compensation, by type of revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	March 31,	March 31,
	2002	2001	2000

License	98.1%	96.4%	93.9%
Professional services and maintenance	43.2%	20.8%	7.0%
Total revenue	77.3%	74.5%	68.9%

      We improved our total gross profit, excluding stock based compensation, to 77% in fiscal 2002 from 75% and 69% in fiscal 2001 and 2000, respectively. This improvement was due to a reduction in our cost of licenses as well as improvements in our professional services and maintenance margins.

      Our cost of license revenue consists of royalties for products licensed from third parties. Our gross profit on license revenue was 98%, 96% and 94% in fiscal 2002, 2001 and 2000, respectively. The improvement in license gross profit is due to our licensing of less royalty bearing products, and, to a lesser extent, due to the end of the amortization period under certain third party contracts.

      Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services, excluding stock based compensation, was 43%, 21% and 7% in fiscal 2002, 2001 and 2000, respectively.

      The improvement in total gross profit in fiscal 2002 is primarily due to an increase in maintenance revenue and a decrease in the cost of professional services and maintenance. The cost of professional services and maintenance, excluding stock based compensation, in fiscal 2002 decreased $4.2 million primarily due to a decrease in the use of subcontractors and lower travel expenses, offset, in part, by an increase in the cost of professional service and technical support personnel.

      The improvement in gross profit in fiscal 2001 is primarily due to the increase in maintenance revenue and an increase in the rates charged for professional services. The cost of professional services and maintenance, excluding stock based compensation, in fiscal 2001 increased $30.2 million due to increases in the number of professional service and technical support personnel, and, to a lesser extent, an increase in subcontractor and travel expenses.

Operating Expenses

      The following table presents certain information regarding webMethods’ operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2002	Change	2001	Change	2000

	($ in thousands)
Operating Expenses:
Sales and marketing*	106,377	6.2%	100,154	127.5%	44,033
% of total revenue	54.3%		49.6%		73.2%
Research and development*	49,634	9.9%	45,158	205.5%	14,780
% of total revenue	25.3%		22.4%		24.6%
General and administrative*	19,372	(7.0)%	20,837	113.6%	9,753
% of total revenue	9.9%		10.3%		16.2%
Stock based compensation and warrant charge	15,824	(16.3)%	18,900	524.2%	3,028
% of total revenue	8.1%		9.4%		5.0%
Restructuring charge	7,243	100.0%	—	0.0%	—
% of total revenue	3.7%		0.0%		0.0%
Acquisition related expenses	—	(100.0)%	34,039	100.0%	—
% of total revenue	0.0%		16.9%		0.0%
Amortization of goodwill and intangibles	38,697	(6.5)%	41,395	3,072.0%	1,305
% of total revenue	19.7%		20.5%		2.2%
In-process research and development	—	(100.0)%	34,910	1,175.5%	2,737
% of total revenue	0.0%		17.3%		4.6%
Operating expense	237,147	(19.7)%	295,393	290.5%	75,636
% of total revenue	121.0%		146.3%		125.8%

*	Excludes stock based compensation and warrant charge.

      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge, a restructuring charge, acquisition related expenses, amortization of goodwill and intangibles and in process research and development.

      During the year ended March 31, 2001 and the quarter ended June 30, 2001 we increased personnel and infrastructure costs as we experienced significant growth and anticipated that growth to continue. In early July 2001, we took decisive actions to reduce our operating expenses to realign our cost structure to address the changing market conditions resulting from the slow down in the global economy. As part of this action, we reduced headcount by 14% or 150 employees through a reduction in force, closed excess sales offices and consolidated our California facilities into two locations. The headcount reductions were across all departments with the exception of customer support. We recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidation of facilities, and $700,000 for other related restructuring charges. Of these amounts we have paid $4.2 million in cash since the restructuring. The remaining restructuring charges of $3.0 million related to rent on the excess facilities which has been accrued and will be paid over the remaining rental period.

      Since the restructuring, we have reduced our quarterly fiscal 2002 operating expenses, excluding stock based compensation and warrant charge, amortization of goodwill and intangibles and restructuring charge, by 15% from $49.4 million in the first fiscal quarter to $42.2 million in the fourth fiscal quarter.

      Sales and marketing expense, excluding stock based compensation and warrant charge, was 54%, 50% and 73% of total revenue in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, sales and marketing expense increased to $106.4 million from $100.2 million in fiscal 2001. This increase was primarily due to an increase in the employee compensation and benefit expense arising from increased average headcount, sales assistance fees paid to partners, and our international expansion and was partially offset by a decrease in marketing programs, travel and commission expense. Sales and marketing expense, excluding stock based compensation expense and warrant charge, increased $56.1 million or 128% to $100.2 million in fiscal 2001. This increase was primarily due to an increase in sales and marketing headcount, increased commissions, international expansion, and, to a lesser extent, an increase in sales assistance fees paid to partners and costs incurred for marketing programs which include trade shows, public relations, promotional costs and marketing collateral.

      Research and development expense, excluding stock based compensation, was $49.6 million, $45.2 million and $14.8 million which represents 25%, 22% and 25% of total revenue in fiscal 2002, 2001 and 2000, respectively. During fiscal 2002, we shipped several new products and features including a new release of our webMethods integration platform version 4.6, webMethods Workflow, a number of new adapters and a fully localized version of our integration platform for Japan. In fiscal 2002, research and development expense, excluding stock based compensation, increased $4.5 million primarily due to employee compensation and benefit expenses related to increased average headcount. This increase was offset by lower third party development expenses. In fiscal 2001, research and development expense, excluding stock based compensation, increased $30.4 million principally due to increases in the number of software development, pre-commercial release quality assurance and documentation personnel, and, to a lesser extent, third party development costs.

      General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 10%, 10% and 16% for the fiscal years ended 2002, 2001 and 2000, respectively. In fiscal 2002, general and administrative expense, excluding stock based compensation, decreased $1.5 million from fiscal 2001 to $19.4 million. This decrease is primarily due to a decrease in the provision for doubtful accounts due to the improved quality and aging of our accounts receivable. This decrease was partially offset by employee compensation and benefit expense related to increased average headcount. General and administrative expense, excluding stock based compensation, increased $11.1 million to $20.8 million in fiscal 2001 due to increased external legal, accounting and other professional fees, provision for doubtful accounts, increases in accounting, finance and human resources personnel and the implementation of systems infrastructure.

      Stock based compensation and warrant charge was $16.3 million, $20.1 million and $3.6 million in fiscal 2002, 2001 and 2000, respectively, of which $436,000, $1.2 million, and $560,000 was included in cost of sales. Deferred stock based compensation and warrant charge was recorded for the following transactions:

(i) In connection with the grant of stock options to employees and non-employee directors during the years ended March 31, 2000 and 1999, we recorded aggregate unearned compensation of $15.5 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options.

(ii) As a result of the acquisitions of Translink Software, Inc., Premier Software Technology, Inc. and Alier, Inc. we recorded a deferred stock compensation charge of $27.9 million related to restricted stock issued to stockholders of the acquired companies.

(iii) In connection with the Active merger, in August 2000, 50% of Active’s remaining options vested upon consummation of the merger which resulted in an acceleration of amortization of deferred stock compensation.

(iv) In March 2001 we entered into an OEM/ Reseller agreement with i2 Technologies (i2) and issued a warrant which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10.0 million over the term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

      The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

      In connection with our acquisition of Active during fiscal 2001, we expensed $34.0 million in acquisition related expenses. These expenses included investment banking, regulatory, legal and accounting fees.

      We recorded goodwill and intangible assets in connection with the acquisition of Premier and Translink in fiscal 2001 and Alier in fiscal 2000. Amortization of goodwill and acquired intangibles was $38.7 million, $41.4 million and $1.3 million in fiscal 2002, 2001 and 2000, respectively. The estimated useful life of the goodwill and the acquired intangibles is three years for trained and acquired assembled workforce, one year for license agreements, two years for non-compete agreements, three years for goodwill and four years for favorable lease terms. Amortization of the goodwill and acquired intangibles will cease beginning April 1, 2002 upon our adoption of SFAS 142 (see “Recently Issued Accounting Pronouncements” for more information).

      In-process research and development charge was $34.9 million for the year ended March 31, 2001 and $2.7 million for the year ended March 31, 2000. The $34.9 million charge during March 31, 2001 consists of: (i) a one-time charge of $32.1 million recorded in connection with the acquisition and write-off of the Intelliframe workflow technology because in the opinion of management, the product into which the acquired workflow technology is to be incorporated had not met technological feasibility; (ii) $490,000 in expenses related to the Intelliframe acquisition; and (iii) $2.3 million of in-process research and development acquired and written off in connection with the Translink acquisition. The charge during the year ended March 31, 2000 represents a one-time charge of $2.7 million recorded upon the acquisition of Alier in February 2000. These charges relate to the in-process research and development that was expensed upon consummation of the acquisition as technology acquired had not reached technological feasibility, and in the opinion of management, had no alternative future use.

Interest income, net

      Net interest income decreased by approximately $6.0 million or 41% to $8.5 million for the year ended March 31, 2002 from $14.5 million for the year ended March 31, 2001. This decrease was primarily attributable to lower interest rates on corporate paper, bonds and money market funds in the fiscal year ended March 31, 2002, compared to those in the same period in the prior year. In fiscal 2001, net interest income increased by approximately $11.2 million or 339%, to $14.5 million from fiscal 2000. This increase is primarily due to increases in interest income that resulted from the $169.4 million of net cash proceeds received from the issuance of common stock in webMethod’s initial public offering and concurrent private placement in February 2000.

Impairment of equity investment in private companies

      For the year ended March 31, 2002, we recognized an other-than-temporary decline in value of $5.2 million in four private company equity investments. There was no impairment on these investments for the years ended March 31, 2001 and 2000.

Income taxes

      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

      As of March 31, 2002, we had net operating loss carry-forwards of approximately $209.0 million. These net operating loss carry-forwards are available to reduce future taxable income and begin to expire in fiscal 2010. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have limited the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

Quarterly results of operations

      The following tables set forth consolidated statement of operations data for each of the eight quarters ended March 31, 2002, as well as that data expressed as a percentage of the total revenue for the quarters presented. This information has been derived from our unaudited consolidated financial statements, which have been retroactively restated to give effect to the pooling of interests in connection with the merger between webMethods, Inc. and Active. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information. You should read this information in conjunction with our annual audited consolidated financial statements and related notes appearing elsewhere in this report. You should not draw any conclusions about our future results from the results of operations for any quarter.

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2002	2001	2001	2001	2001	2000	2000	2000

	(In thousands)
Revenue:
License	$32,823	$30,434	$21,742	$36,804	$43,679	$43,425	$32,424	$23,986
Professional services	7,856	8,852	9,401	9,691	9,981	8,780	8,441	7,743
Maintenance	10,069	9,828	9,594	8,902	8,114	7,175	4,873	3,336

Total revenue	50,748	49,114	40,737	55,397	61,774	59,380	45,738	35,065

Cost of revenue:
License	370	613	651	701	1,225	1,659	1,303	1,002
Professional services and maintenance:
Stock based compensation	68	47	129	192	172	270	529	217
Other professional services and maintenance	9,707	10,050	9,968	12,399	12,911	12,533	10,755	10,105

Total cost of revenue	10,145	10,710	10,748	13,292	14,308	14,462	12,587	11,324

Gross profit	40,603	38,404	29,989	42,105	47,466	44,918	33,151	23,741

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	788	411	434	1,232	720	1,060	2,006	1,027
Other sales and marketing	26,005	26,063	24,109	30,200	31,261	27,317	22,102	19,474
Research and development:
Stock based compensation	449	1,872	6,715	3,490	3,051	3,007	3,637	2,752
Other research and development	12,006	12,219	12,110	13,299	13,851	12,774	10,872	7,661
General and administrative:
Stock based compensation	267	27	52	87	66	402	310	862
Other general and administrative	4,184	4,573	4,711	5,904	5,901	5,723	4,754	4,459
Restructuring costs	—	—	7,243	—	—	—	—	—
Acquisition related expenses	—	—	—	—	—	—	34,039	—
Amortization of goodwill and intangibles	8,797	8,876	10,516	10,508	10,507	10,604	10,604	9,680
In-process research and development	—	—	—	—	32,599	—	—	2,311

Total operating expenses	52,496	54,041	65,890	64,720	97,956	60,887	88,324	48,226

Operating loss	(11,893)	(15,637)	(35,901)	(22,615)	(50,490)	(15,969)	(55,173)	(24,485)
Interest income, net	1,348	1,782	2,730	2,677	3,653	3,300	3,984	3,566
Impairment of equity investments in private companies	(5,200)	—	—	—	—	—	—	—

Net loss	$(15,745)	$(13,855)	$(33,171)	$(19,938)	$(46,837)	$(12,669)	$(51,189)	$(20,919)

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2002	2001	2001	2001	2001	2000	2000	2000

Revenue:
License	64.7%	62.0%	53.4%	66.4%	70.7%	73.1%	70.8%	68.4%
Professional services	15.5	18.0	23.0	17.5	16.2	14.8	18.5	22.1
Maintenance	19.8	20.0	23.6	16.1	13.1	12.1	10.7	9.5

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
License	0.7	1.2	1.6	1.3	2.0	2.8	2.8	2.9
Professional services and maintenance:
Stock based compensation	0.1	0.1	0.3	0.3	0.3	0.5	1.2	0.6
Other professional services and maintenance	19.2	20.5	24.5	22.4	20.9	21.1	23.5	28.8

Total cost of revenue	20.0	21.8	26.4	24.0	23.2	24.4	27.5	32.3

Gross profit	80.0	78.2	73.6	76.0	76.8	75.6	72.5	67.7

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	1.6	0.8	1.1	2.2	1.2	1.8	4.4	2.9
Other sales and marketing	51.2	53.1	59.2	54.5	50.6	46.0	48.3	55.5
Research and development:
Stock based compensation	0.9	3.8	16.5	6.3	4.9	5.0	7.9	7.9
Other research and development	23.7	24.8	29.7	24.0	22.4	21.5	23.8	21.8
General and administrative:
Stock based compensation	0.5	0.1	0.1	0.1	0.1	0.7	0.7	2.5
Other general and administrative	8.2	9.3	11.6	10.7	9.5	9.6	10.4	12.7
Restructuring costs	—	—	17.7	—	—	—	—	—
Acquisition related expenses	—	—	—	—	—	—	74.4	—
Amortization of goodwill and intangibles	17.3	18.1	25.8	19.0	17.0	17.9	23.2	27.6
In-process research and development	—	—	—	—	52.8	—	—	6.6

Total operating expenses	103.4	110.0	161.7	116.8	158.5	102.5	193.1	137.5

Operating loss	(23.4)	(31.8)	(88.1)	(40.8)	(81.7)	(26.9)	(120.6)	(69.8)
Interest income, net	2.6	3.6	6.7	4.8	5.9	5.6	8.7	10.1
Impairment of equity investments in private companies	(10.2)	—	—	—	—	—	—	—

Net loss	(31.0)%	(28.2)%	(81.4)%	(36.0)%	(75.8)%	(21.3)%	(111.9)%	(59.7)%

LIQUIDITY AND CAPITAL RESOURCES

      The following table presents selected financial statistics and information for each of the past three fiscal years:

	March 31,	March 31,	March 31,
	2002	2001	2000

	(in thousands)
Cash, marketable securities and long term marketable securities	$211,842	$206,389	$234,110
Working Capital	$178,909	$190,722	$181,355

      Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at March 31, 2002 showed a 3% increase in our cash and investments and a 6% decrease in our working capital from the prior year. The decrease in working capital is primarily due to a decrease in our accounts receivable balance and an increase in our accounts payable and accrual balances at March 31, 2002 as compared to March 31, 2001.

      Net cash used in operating activities was $4.1 million, $16.7 million, and $3.2 million in fiscal 2002, 2001 and 2000, respectively. The decrease in net cash used in operating activities from fiscal 2001 to fiscal 2002 was due primarily to a $48.9 million decrease in our net loss and a decrease in accounts receivable at March 31, 2002. This decrease is offset by a decrease in deferred revenue and an increase in other non-current assets.

      Net cash used in investing activities was $21.2 million, $65.1 million and $73.1 million in fiscal 2002, 2001 and 2000, respectively. Cash used in investing activities reflects purchases of property, equipment and marketable securities, offset by proceeds from the repayment of an investment in a private company. Capital expenditures were $5.9 million, $10.7 million, and $5.7 million in fiscal 2002, 2001 and 2000, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans.

      Net cash provided by financing activities was $14.4 million, $19.9 million and $239.1 million in fiscal 2002, 2001 and 2000, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options in fiscal 2002 and 2001 and from private sales of mandatorily redeemable, convertible preferred stock in fiscal 2000. In addition, we received $169.4 million in net proceeds from the issuance of common stock from the initial public offering of webMethods and our concurrent private placement in fiscal 2000. We also received $40.0 million in net proceeds from the initial public offering of Active Software in fiscal 2000.

      We have a line of credit to borrow up to a maximum principal amount of $10,000,000 with a maturity date of July 10, 2002, which we expect to renew. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of March 31, 2002, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $475,000 related to an office lease. Borrowings under this line are limited to 80% of eligible accounts receivable. Interest is payable on the unpaid principal balance at the bank’s prime rate.

      We believe that our existing working capital and our line of credit will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twenty-four months. However, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

      In accordance with SFAS No. 141, goodwill acquired in purchase business combination completed before June 30, 2001, has been amortized through March 31, 2002, and will be tested for impairment at least annually. We adopted SFAS No. 142 on April 1, 2002 and had an unamortized goodwill balance of $29.8 million. The goodwill carrying value will be subject to the transition provision of SFAS No. 142. Amortization expense related to goodwill was $38.7 million, $41.4 million and $1.3 million for the years ended March 31, 2002, 2001 and 2000, respectively. We do not expect the adoption of SFAS 141 to have an impact on its consolidated financial position or results of operations. Upon adoption of SFAS 142, we will cease amortization of goodwill which will eliminate amortization expense. We did not have an impairment charge of the unamortized goodwill balance at the time of adoption.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 is effective April 1, 2002 for the Company. We are reviewing the provisions of SFAS No. 144 and do not anticipate that the adoption will have a material impact on our financial condition or results of operations.

      In November 2001, the Emerging Issues Task Force, or EITF, issued Topic No. D-103, “Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred.” EITF Topic No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF Topic No. D-103 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF Topic No. D-103, we do not expect the adoption of the provisions of EITF Topic No. D-103 to have an impact on its consolidated financial position or results of operations.

Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

      Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes, and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2002, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, England, France, Germany, Japan, the Netherlands, Korea, Hong Kong and Singapore. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, Singapore dollar, Australian dollar, or yen against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

      Notwithstanding the foregoing, the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of our investments and accounts, and the indirect effects of fluctuations in foreign currency could have a material adverse effect on our business, financial condition and results of operations. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect our business, financial condition results of operations and cash flows.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of webMethods are submitted on pages F-1 through F-23 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

PART III

      The following information contained in the definitive Proxy Statement of webMethods in connection with our 2002 annual meeting of stockholders is incorporated by reference into this report.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of webMethods will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference. Information regarding executive officers of webMethods is set forth in Item 1 of this report.

Item 11.     EXECUTIVE COMPENSATION

      Information regarding executive compensation will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for the 2002 annual meeting of stockholders and is incorporated into this report by reference.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of the report:

(1)	Report of Independent Accountants

Exhibit
Number		Description

2.1	(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1	(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2	(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1	(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2	(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1	(3)	Second Amended and Restated Investor Rights Agreement
10.2	*	webMethods, Inc. Amended and Restated Stock Option Plan, as amended
10.3	(3)	Employee Stock Purchase Plan
10.4	(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21.1	*	Subsidiaries of webMethods, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
24		Power of Attorney (included on signature page of this report)

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2001 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

*	Filed herewith.

      (b) Reports on Form 8-K. No reports on Form 8-K have been filed by webMethods, Inc. since the beginning of its fiscal quarter on January 1, 2002:

      (c) Exhibits. The exhibits required by this Item are listed under Item 14(a)(3).

      (d) Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 14(a)(2).

Schedule	Description

II.	Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 12th day of June, 2002.

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

Signature	Title	Date

/s/ PHILLIP MERRICK Phillip Merrick	Chairman of the Board and Chief Executive Officer	June 12, 2002
/s/ MARY DRIDI Mary Dridi	Chief Financial Officer and Treasurer	June 12, 2002
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	June 12, 2002
/s/ JAMES P. GAUER James P. Gauer	Director	June 12, 2002
/s/ R. JAMES GREEN R. James Green	Director	June 12, 2002
/s/ JERRY JASINOWSKI Jerry Jasinowski	Director	June 12, 2002
/s/ MICHAEL J. LEVINTHAL Michael J. Levinthal	Director	June 12, 2002
/s/ JACK L. LEWIS Jack L. Lewis	Director	June 12, 2002
/s/ GENE RIECHERS Gene Riechers	Director	June 12, 2002
/s/ ROBERT T. VASAN Robert T. Vasan	Director	June 12, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
webMethods, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of webMethods, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

April 24, 2002

WEBMETHODS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended March 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$98,497	$109,713
Marketable securities available for sale	113,345	96,676
Accounts receivable, net of allowance of $3,685 and $4,342	46,417	58,757
Prepaid expenses and other current assets	7,516	9,846

Total current assets	265,775	274,992
Property and equipment, net	17,181	17,364
Goodwill and acquired intangibles, net	29,838	68,535
Other assets	11,269	14,397

Total assets	$324,063	$375,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,105	$8,368
Accrued expenses	16,170	13,008
Accrued salaries and commissions	15,594	15,536
Deferred revenue	37,298	45,585
Current portion of capital lease obligations	2,699	1,773

Total current liabilities	86,866	84,270
Capital lease obligations, net of current portion and other	1,765	2,613
Long term deferred revenue	19,888	22,796

Total liabilities	108,519	109,679

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,477,383 and 48,732,800 shares issued and outstanding	505	487
Additional paid-in capital	510,281	499,825
Deferred stock compensation and warrant charge	(14,875)	(38,154)
Accumulated deficit	(279,864)	(197,155)
Accumulated other comprehensive (loss) gain	(503)	606

Total stockholders’ equity	215,544	265,609

Total liabilities and stockholders’ equity	$324,063	$375,288

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except share and
	per share data)
Revenue:
License	$121,803	$143,514	$42,822
Professional services	35,800	34,945	11,699
Maintenance	38,393	23,498	5,624

Total revenue	195,996	201,957	60,145

Cost of revenue:
License	2,335	5,189	2,612
Professional services and maintenance:
Stock based compensation	436	1,188	560
Other professional services and maintenance	42,124	46,304	16,102

Total cost of revenue	44,895	52,681	19,274

Gross profit	151,101	149,276	40,871

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,865	4,813	1,471
Other sales and marketing costs	106,377	100,154	44,033
Research and development:
Stock based compensation	12,526	12,447	1,250
Other research and development costs	49,634	45,158	14,780
General and administrative:
Stock based compensation	433	1,640	307
Other general and administrative costs	19,372	20,837	9,753
Restructuring costs	7,243	—	—
Acquisition related expenses	—	34,039	—
Amortization of goodwill and intangibles	38,697	41,395	1,305
In-process research and development	—	34,910	2,737

Total operating expenses	237,147	295,393	75,636

Operating loss	(86,046)	(146,117)	(34,765)
Interest income, net	8,537	14,503	3,315
Impairment of equity investment in private companies	(5,200)	—	—

Net loss	(82,709)	(131,614)	(31,450)
Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	—	(10,223)

Net loss attributable to common stockholders	$(82,709)	$(131,614)	$(41,673)

Basic and diluted net loss per share	$(1.67)	$(2.81)	$(2.23)

Shares used in computing basic and diluted net loss per common share	49,492,654	46,860,324	18,716,943

Comprehensive loss:
Net loss	$(82,709)	$(131,614)	$(31,450)
Other comprehensive loss:
Unrealized (loss) gain on securities available for sale	(692)	919	(114)
Foreign currency cumulative translation adjustment	(417)	(184)	(14)

Total comprehensive loss	$(83,818)	$(130,879)	$(31,578)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended March 31, 2000, 2001 and 2002

				Deferred Stock	Notes		Accumulated
	Common Stock		Additional	Compensation	Receivable		Other
			Paid-in	and Warrant	from	Accumulated	Comprehensive
	Shares	Amount	Capital	Charge	Stockholders	Deficit	Loss	Total

	(in thousands)
Balance, March 31, 1999	16,224	$162	$30,415	$(4,437)	$(10)	$(25,784)	$(1)	$345
Stock options and warrants exercised, net	2,362	24	1,185	—	—	—	—	1,209
Fair value of warrants issued to non-employees	—	—	585	—	—	—	—	585
Repayments of notes receivable	—	—	—	—	10	—	—	10
Deferred compensation related to stock option grants	—	—	11,079	(11,079)	—	—	—	—
Amortization of deferred stock compensation	—	—	—	3,588	—	—	—	3,588
Deferred dividend in connection with the beneficial conversation feature in series E preferred stock	—	—	8,307	—	—	(8,307)	—	—
Accretion to redemption	—	—	(44)	—	—	—	—	(44)
Accrued dividends on preferred stock	—	—	(1,871)	—	—	—	—	(1,871)
Issuance of common stock pursuant to webMethods initial public offering	4,715	47	164,978	—	—	—	—	165,025
Net issuance of common stock pursuant to Active’s initial public offering	2,121	21	39,974	—	—	—	—	39,995
Issuance of common stock pursuant to the concurrent private placement	518	5	17,495	—	—	—	—	17,500
Initial public offering and concurrent private placement issuance costs	—	—	(13,158)	—	—	—	—	(13,158)
Conversion of preferred stock to common stock	19,283	193	41,496	—	—	—	—	41,689
Alier acquisition	206	2	43,578	(14,706)	—	—	—	28,874
Other comprehensive loss	—	—	—	—	—	—	(128)	(128)
Net loss	—	—	—	—	—	(31,450)	—	(31,450)

Balance, March 31, 2000	45,429	454	344,019	(26,634)	—	(65,541)	(129)	252,169
Stock options exercised, net	2,315	23	11,422	—	—	—	—	11,445
ESPP common stock issuances	231	2	6,143	—	—	—	—	6,145
Amortization of deferred compensation related to employee and non-employee directors stock options	—	—	—	19,805	—	—	—	19,805
Adjustment of deferred stock compensation related to forfeitures	—	—	(1,279)	1,279	—	—	—	—
Premier acquisition	64	1	12,992	(5,932)	—	—	—	7,061
Translink acquisition	420	4	79,674	(7,349)	—	—	—	72,329
Acquisition of Intelliframe workflow technology	274	3	23,248	—	—	—	—	23,251
Deferred warrant charge related to i2 warrants	—	—	23,606	(23,606)	—	—	—	—
Cash collection from i2 applied to deferred warrant charge	—	—	—	4,000	—	—	—	4,000
Amortization of deferred warrant charge related to i2 warrants	—	—	—	283	—	—	—	283
Other comprehensive loss	—	—	—	—	—	—	735	735
Net loss	—	—	—	—	—	(131,614)	—	(131,614)

Balance, March 31, 2001	48,733	487	499,825	(38,154)	—	(197,155)	606	265,609
Stock options exercised, net	1,442	15	10,497	—	—	—	—	10,512
ESPP common stock issuances	302	3	4,978	—	—	—	—	4,981
Amortization of deferred stock compensation related to options	—	—	—	954	—	—	—	954
Deferred stock compensation related to accelerated vesting	—	—	264	—	—	—	—	264
Adjustment of deferred compensation related to forfeitures	—	—	(5,283)	5,283	—	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	11,640	—	—	—	11,640
Cash collection from i2 applied to deferred warrant charge	—	—	—	2,000	—	—	—	2,000
Other comprehensive loss	—	—	—	—	—	—	(1,109)	(1,109)
Net loss	—	—	—	—	—	(82,709)	—	(82,709)

Balance, March 31, 2002	50,477	$505	$510,281	$(14,875)	—	$(279,864)	$(503)	$215,544

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2002	2001	2000

	(in thousands)
Cash flows from operating activities:
Net loss	$(82,709)	$(131,614)	$(31,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,453	4,181	1,429
Provision for doubtful accounts	2,840	4,808	917
Provision for warranty	—	88	205
Impairment of equity investments	5,200	—	—
Loss on disposal of equipment	574	46	—
Expense related to fair value of options issued to non-employees	—	—	585
Amortization of deferred stock compensation and compensation for accelerated vesting related to employee stock options and non-employee stock warrants	16,260	20,088	3,588
Amortization of goodwill and acquired intangibles	38,697	41,395	1,305
Write off of in-process research and development	—	34,910	2,737
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	9,373	(45,459)	(13,019)
Prepaid expenses and other current assets	2,720	(3,250)	(5,675)
Other non-current assets	(4,569)	(1,937)	(434)
Accounts payable	6,596	5,320	2,483
Accrued expenses	3,386	4,787	6,198
Accrued salaries and commissions	176	7,573	6,244
Deferred revenue	(11,124)	42,369	21,947
Other current liabilities	—	—	(108)
Other non-current liabilities	—	34	(148)

Net cash used in operating activities	(4,127)	(16,661)	(3,196)

Cash flows from investing activities:
Purchases of property and equipment	(5,859)	(10,720)	(5,715)
Net purchases of marketable securities available for sale	(17,360)	(33,269)	(56,495)
(Purchases) repayments of investments in private companies	2,000	(7,000)	(3,000)
Purchase of other assets	—	—	(5,539)
Purchase of Intelliframe workflow technology and related expenses	—	(9,324)	—
Acquisition of businesses, net of cash acquired	—	(4,741)	(2,316)

Net cash used in investing activities	(21,219)	(65,054)	(73,065)

Cash flows from financing activities:
Borrowings under notes payable and lines of credit	—	—	87
Repayments under notes payable and lines of credit	—	(1,029)	(94)
Payments on capital leases	(3,135)	(685)	(112)
Repayments of notes receivable from shareholders	—	—	10
Proceeds from issuance of preferred stock	—	—	28,852
Issuance costs related to preferred stock offerings	—	—	(196)
Proceeds from exercise of stock options and warrants	10,512	11,445	1,208
Proceeds from ESPP common stock issuances	4,981	6,145	—
Proceeds from OEM fees applied to deferred warrant charge	2,000	4,000	—
Proceeds from concurrent private placement	—	—	17,500
Net proceeds from initial public offerings	—	—	191,863

Net cash provided by financing activities	14,358	19,876	239,118

Effect of the exchange rate on cash and cash equivalents	(228)	(164)	(15)

Net (decrease) increase in cash and cash equivalents	(11,216)	(62,003)	162,842
Cash and cash equivalents at beginning of period	109,713	171,716	8,874

Cash and cash equivalents at end of period	$98,497	$109,713	$171,716

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

      webMethods, Inc. (the Company) is a leading provider of software and services for business integration. The Company’s products enable customers to integrate business processes among different systems within the enterprise through real-time exchange of information and to work closely with their customers, suppliers and other business partners through real-time exchange of information and transactions. The Company was incorporated in Delaware on June 12, 1996 and changed its name from TransactNet, Inc. to webMethods, Inc. on January 21, 1997. The Company has subsidiaries in Europe and Asia Pacific regions which provide technical, marketing and sales support in their geographic regions.

      The Company’s operations are subject to certain risks and uncertainties, including, among others, rapid technological changes, success of the Company’s product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

      The Company has incurred substantial losses for each of the three years in the period ended March 31, 2002. For the year ended March 31, 2002, the Company incurred a loss from operations of $82,709,000 and negative cash flows from operations of $4,127,000. As of March 31, 2002, the Company had an accumulated deficit of $279,864,000. The Company has taken several actions to align its cost structure to better match its expected revenues, including reducing its workforce, reducing and limiting discretionary operating expenses and reducing capital expenditures. If the Company does not achieve revenues at anticipated levels, it will need to take further actions to reduce costs to minimize its losses from operations. Management believes that existing cash and marketable securities of $211,842,000 as of March 31, 2002, and cash generated internally by operations, if any, will be sufficient to meet the Company’s working capital requirements and anticipated capital expenditures through the year ended March 31, 2004. If alternative debt or equity financing is required thereafter it may not be available on an acceptable basis, if at all.

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

Investments in private companies

      Investments in private companies in which the Company owns less than a 20% voting equity interest and has no significant influence are accounted for using the cost method. Included in other assets as of March 31, 2002 and 2001, is $2,800,000 and $10,000,000, respectively, of preferred stock carried at cost and convertible debt carried at book value of various private companies, some of which are business partners. The Company performs periodic reviews of its investment for impairment. The investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During fiscal 2002, the Company recorded an other than temporary write down of $5,200,000 related to the impairment of investments in private companies.

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

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

Goodwill and acquired intangible assets

      The cost of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Identifiable intangible assets related to the acquisition of favorable lease terms are amortized on a straight-line basis over four years. Goodwill and assembled workforce are amortized on a straight-line basis over three years. Non-compete agreements are amortized on a straight-line basis over two years. License agreements are amortized on a straight-line basis over one year. The carrying amounts of intangible assets and goodwill are reviewed if facts or changes in circumstances suggest they may be impaired. If this review indicates the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on estimated undiscounted future cash flows of the acquired assets, the carrying amounts of the intangible assets and goodwill are reduced based on the difference between the carrying value and estimated fair value. Fair value is determined using discounted cash flows or other methods. No impairments of intangible assets have been identified as of March 31, 2002. As of April 1, 2002, the amortization of any remaining book value of goodwill will cease and goodwill will be tested for impairment at least annually (see Recent Accounting Pronouncements).

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

Income taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 2002 and 2001.

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

Stock-based compensation to non-employees and warrant charge

      The Company measures expense for its non-employee stock-based compensation and warrant charge using the fair value method. Under the fair value method, the fair value of each option or warrant is estimated on the date of the grant using the Black-Scholes valuation model with the following weighted average assumptions: risk-free interest rate at the date of grant, expected life of the instrument, expected dividends and volatility at the date of the grant. The risk-free interest rate and the volatility are based on the expected term of the instrument.

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

Segment reporting

      The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations. See Note 19 for required geographic segment information.

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

      In accordance with SFAS No. 141, goodwill acquired in purchase business combination completed before June 30, 2001, has been amortized through March 31, 2002, and will be tested for impairment at least annually. The Company will adopt SFAS No. 142 on April 1, 2002. The Company expects to have an unamortized goodwill balance of $29,838,000. The goodwill carrying value will be subject to the

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

transition provision of SFAS No. 142. Amortization expense related to goodwill was $38,697,000, $41,395,000 and $1,305,000 for the years ended March 31, 2002, 2001 and 2000, respectively. The Company does not expect the adoption of SFAS 141 to have an impact on its consolidated financial position or results of operations. Upon adoption of SFAS 142, the Company will cease amortization of goodwill which will eliminate goodwill amortization expense. The Company does not expect to have an impairment charge of the unamortized goodwill balance at the time of adoption.

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

      In November 2001, the Emerging Issues Task Force, or EITF, issued Topic No. D-103, Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred. EITF Topic No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF Topic No. D-103 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF Topic No. D-103, the Company does not expect the adoption of the provisions of EITF Topic No. D-103 to have an impact on its consolidated financial position or results of operations.

3.     Related-party transactions

      An individual who is a director, corporate secretary and stockholder of the Company is associated with a law firm that has rendered various legal services for the Company. For the years ended March 31, 2002, 2001 and 2000, the Company has paid the firm approximately $1,223,000, $2,194,000, and $909,000, respectively. As of March 31, 2002 and 2001, the aggregate amounts in trade accounts payable for these services was approximately $173,000 and $169,000, respectively.

      For the year ended March 31, 2000, the Company entered into certain contractual arrangements with several third parties that invested in the Company through the purchase of Series D and Series E mandatorily redeemable, cumulative, convertible preferred stock (see Note 15). Revenue generated from these related parties was $6,100,000 for the year ended March 31, 2000. Additionally, the Company paid $432,000 for services and equipment from related parties during the year ended March 31, 2001. These individuals are not considered to be significant related parties subsequent to the initial public offering, which converted their mandatorily redeemable, convertible preferred stock for shares of the Company’s common stock.

      For the year ended March 31, 2002, the Company entered into certain contractual arrangements with a third party in which the Company has invested. Revenue generated from this third party was $41,000 for the year ended March 31, 2002. Accounts receivable from this third party as of March 31, 2002 was $42,000.

      The Company also entered into an agreement to purchase consulting services from another third party in which the Company has invested. For the year ended March 31, 2002, the amount paid to that third party was $90,000.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Concentrations of credit risk

      Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. Accounts receivable consists principally of amounts due from large, credit-worthy companies. The Company monitors the balances of individual accounts to assess any collectibility issues. One organization individually accounted for 20% of the accounts receivables as of March 31, 2002.

5.     Marketable securities

      The cost and estimated fair value of marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	March 31, 2002		March 31, 2001

	Cost	Fair Value	Cost	Fair Value

	(in thousands)		(in thousands)
Due in one year or less	$112,912	$113,345	$95,551	$96,676

      The gross unrealized holding gains were $433,000 and $1,125,000 for the years ended March 31, 2002 and 2001, respectively. The unrealized holding gains have been included, in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

6.     Property and equipment

      Property and equipment consisted of the following:

	March 31,

	2002	2001

	(in thousands)
Equipment	$18,968	$14,822
Software	6,518	3,428
Furniture	3,763	3,887
Leasehold improvements	2,489	2,052

	31,738	24,189
Accumulated depreciation and amortization	(14,557)	(6,825)

	$17,181	$17,364

      During the year ended March 31, 2002 and 2001, the Company acquired certain equipment and software under capital leases. Assets under capital leases included in equipment as of March 31, 2002 and 2001 is $7,856,000 and $4,819,000, respectively. Assets under capital lease included in software as of March 31, 2002 and 2001 is $515,000 and $258,000, respectively. Related to these capital leases and included in the accumulated depreciation and amortization is $3,474,000 and $849,000 at March 31, 2002 and 2001, respectively.

7.     Income taxes

      The Company has recorded no provision for income taxes for the year ended March 31, 2002, as the Company has incurred operating losses since its inception. Net operating loss carryforwards (NOLs) as of March 31, 2002 is approximately $209,039,000 which begins to expire in 2010. Approximately $29,000,000

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income taxes — (Continued)

included in the current year NOL is related to deductions associated with stock option exercises. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs.

      The tax effect of each temporary difference is as follows:

	March 31,

	2002	2001

	(in thousands)
Net operating loss carryforwards	$79,417	$60,561
Accrued expenses	4,106	4,583
Deferred revenue	3,234	2,365
Accounts receivable	1,009	1,946
Impairment loss in equity investments	2,009	—
Property and equipment	(365)	1,100
Prepaid assets	—	(2,966)
Stock option compensation	5,680	252
Acquired intangibles	(9,222)	7,256
Research and development credit	4,493	—
Other	162	80
Valuation allowance	(90,523)	(75,177)

Net deferred tax assets	$—	$—

      Though management believes that future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the “more likely than not” criterion. The change in the valuation allowance was an increase of $15,346,000, which can be attributed primarily to accrued deferred tax liabilities and additional operating losses.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income taxes — (Continued)

      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:

	March 31,

	2002	2001	2000

U.S. Federal statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal income tax benefit	1.4%	2.6	3.8
Non-deductible items	(18.8)	—	—
Change in valuation allowance	(6.6)	(13.9)	(32.7)
Amortization of nondeductible goodwill	(14.6)	(5.9)	(2.1)
In-process research and development write-off	—	—	(3.0)
Stock option compensation	—	—	(0.1)
Change in general business credit	5.3	—	0.8
Acquisition costs	—	(8.9)	—
Foreign Rate differential	(0.3)	—	—
Purchase price adjustment	—	(7.1)	—
Other	(0.4)	(0.8)	(0.7)

Effective tax rate	—%	—%	—%

8.     Notes payable and lines of credit

      As of March 31, 2002, the Company had a line of credit agreement with a bank to borrow up to a maximum principal amount of $10,000,000 with a maturity date of July 10, 2002 and an interest rate on unpaid principal balances of the bank’s prime rate. Borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. The agreement includes restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets to current liabilities, excluding deferred revenue of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be the greater of $35,000,000 or 85% of the total revenue for the immediately preceding fiscal quarter.

      As of March 31, 2002, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company obtained a letter of credit totaling $475,000 related to an office lease.

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

      The Company leases office space in various locations under operating leases expiring through fiscal 2009. Total rent expense was approximately $11,783,000, $8,148,000 and $1,878,000 for the years ended March 31, 2002, 2001 and 2000, respectively. In December 1999, the Company entered into a five-year lease agreement for office space for the Company’s headquarters in Fairfax Virginia.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Lease commitments — (Continued)

      Future minimum lease payments under the Company’s capital and operating leases, net of expected sublease income, are as follows:

	Operating	Capital

	(in thousands)
Years ending March 31,
2003	$9,379	$2,982
2004	7,493	1,564
2005	6,885	47
2006	5,072	—
2007	5,235	—
Thereafter	2,604	—

	$36,668	4,593

Less amounts representing interest		(357)

		4,236
Less current portion		(2,699)

Capital lease obligation, net of current portion		1,537
Other long term liabilities		228

Capital lease obligation, net of current portion and other		$1,765

10.     Stockholders’ equity

Preferred stock

      The Company’s Certificate of Incorporation, as amended, includes 50,000,000 authorized shares of undesignated preferred stock with a par value of $.01, none of which were outstanding as of March 31, 2002.

Common stock split

      In contemplation of the initial public offering, the Company consummated a 1.533 for one stock split. All references to the number of shares authorized, issued and outstanding and per-share information for all periods presented have been adjusted to reflect the effects of the stock split and share authorization.

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

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stockholders’ equity — (Continued)

Warrant

      In March 2001, the Company entered into an OEM/ Reseller agreement with i2 Technologies (i2). In connection with the agreement the Company issued to i2 a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23,606,000 on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay the Company OEM fees of $10,000,000 over the term which will reduce the deferred warrant charge. The Company received $2,000,000 and $4,000,000, of OEM fees from i2 during the years ended March 31, 2002 and 2001, respectively. These fees were recorded as a deduction to the deferred warrant charge and during the year ended March 31, 2002 and 2001, respectively, the Company recorded $3,402,000 and $283,000, of amortization of the deferred warrant charge to sales and marketing expense. The Company signed an amended warrant agreement which reduced the number of shares of common stock i2 can purchase from 750,000 to 710,000 and, in addition, reduced the exercise price per share from $40.88 to $28.70. Based on the remeasurement of the warrant using the Black-Scholes valuation model the fair value of the amended warrant did not exceed the current fair value of the original warrant. The Company did not incur an additional charge as a result of this amendment. The fair value of the warrants granted to i2 was estimated on the date of grant and amendment, using the following weighted average assumptions or range of weighted average assumption: Risk-free interest rate of 4.9%, term of 3.75 to 4 years, volatility of 114% to 159%, and no dividends anticipated. As of March 31, 2002, 710,000 warrants remain outstanding with a remaining life of approximately three years.

11.     Active merger

      On August 15, 2000, the Company completed a merger with Active Software, Inc. (“Active”), a publicly traded company that develops and markets software products for businesses that allow users to integrate incompatible software applications across their extended enterprises of customers, suppliers and partners. Active stockholders received .527 shares of common stock of webMethods for each share of Active common stock, or an aggregate of 13.9 million shares. The merger was accounted for as a pooling of interests, and accordingly the financial statements have been retroactively restated as if the merger had occurred as of the beginning of the earliest period presented. Prior to the acquisition, Active had a calendar fiscal year end. In connection with the retroactive restatement the financial statements of Active were recast to a March 31 year end to conform to webMethods presentation. The Company incurred transaction costs of $34,039,000 directly related to the merger.

12.     Business acquisitions

      In February 2000, the Company acquired Alier, Inc. (Alier) a provider of enterprise application integration solutions to financial institutions. In connection with this transaction, all outstanding shares of capital stock of Alier were exchanged for 205,991 shares of the Company’s common stock valued at $31,180,000 and cash of $2,000,000. In addition, the outstanding options to purchase Alier capital stock were converted into options to purchase 83,412 shares of the Company’s common stock valued at $12,400,000. The Company incurred approximately $316,000 in transaction costs. The purchase price was allocated, based on an independent valuation, to goodwill and acquired intangibles of $29,568,000, deferred stock compensation of $14,706,000 related to restricted stock, and acquired in-process research and development of $2,737,000. The $2,737,000 allocated to in-process research and development was expensed upon consummation of the acquisition as it had not reached technological feasibility and, in the opinion of management, has no alternative future use.

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

      In April 2000, the Company acquired TransLink Software, Inc. (TransLink), a provider of high performance mainframe integration solutions for e-commerce. In connection with this transaction, the Company issued 419,683 shares of its common stock valued at $76,053,000 and paid cash of $4,500,000. In addition, the outstanding options to purchase TransLink capital stock were converted into options to purchase an aggregate of 22,683 shares of the Company’s common stock valued at $3,625,000. The Company incurred $248,000 in transaction fees. The purchase price was allocated based on an independent valuation, to goodwill and acquired intangibles of $74,164,000, deferred stock compensation of $7,349,000 related to restricted stock and acquired in-process research and development of $2,311,000. The in-process research and development was expensed upon consummation of the acquisition as it had not reached technological feasibility and, in the opinion of management has no alternative future use.

      The acquisitions were accounted for as purchases and, accordingly, their results of the operations have been included in the Company’s financial statements from the date of acquisition. During the year ended March 31, 2002, 2001 and 2000 respectively, the Company recorded $11,640,000, $12,998,000 and $613,000 of amortization of deferred stock compensation which is based on the vesting period of related restricted stock. Pro forma information for these acquisitions is not considered necessary as differences between actual and pro forma information are not material.

13.     Acquisition of technology

      In February 2001, the Company acquired Intelliframe Corporation, a wholly owned subsidiary of Computer Network Technology Corporation (“Intelliframe”). Through the acquisition, the Company acquired Intelliframe, certain workflow intellectual property and a research and development team of 14 people. The total purchase price for the acquisition was $32,109,000, which is comprised of $8,834,000 of cash and 273,542 shares of the Company’s common stock which had a fair value of $23,251,000 on the date of issuance. The Company also paid $490,000 in acquisition related costs.

      The Intelliframe workflow technology was purchased with the intent of the Company to subsequently integrate certain parts of the technology into a future product. The efforts required to complete and incorporate the acquired in-process research and development included the completion of all planning, designing and testing activities that are necessary to meet its design requirements, including functions, features and technical performance requirements. There were no other significant assets purchased. Because the product into which the acquired technology was to be incorporated had not met technological feasibility, substantially all the purchase price and related acquisition costs were charged to in-process research and development during the year ended March 31, 2001.

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

      In August 2000, the Company increased the number of shares to 20,731,000 shares of the Company’s common stock for issuance upon the exercise of options granted under the Plan. Pursuant to an amendment to the Plan adopted by the Board of Directors on June 6, 2001 and approved by the Company’s stockholders on September 7, 2001, the number of shares of the Company’s common stock available for issuance under Plan was increased on April 1, 2002 by 2,462,195 shares of common stock (i.e., five percent of the number of shares outstanding on the date of the Board’s approval of the 2001 amendment to the Plan), and, subject to the Board’s discretion, may be increased by up to the same amount each April 1 thereafter during the remaining four-year term of the Plan. At March 31, 2002, options to purchase 15,578,211 shares were outstanding. In connection with the Active merger, the Company assumed the Active stock option plan.

      Qualified incentive stock options granted pursuant to the plans have an exercise price equal to the fair value of the underlying common stock at the date of grant, vest at either the rate of 33.3% or 25.0% per year beginning one year after the date of award, and have a term of ten years.

      The following table summarizes the Company’s activity for all of its stock option awards:

	Stock	Range of		Weighted Average
	Options	Exercise Price		Exercise Price

Outstanding, March 31, 1999	5,605,613	$0.11 –	$33.15	$0.70

Granted	6,308,576	2.17 –	254.27	20.91
Exercised	(2,261,923)	0.11 –	20.87	0.47
Cancelled	(420,281)	0.11 –	174.34	8.39

Outstanding, March 31, 2000	9,231,985	0.11 –	254.27	14.25

Granted	10,728,772	23.84 –	187.00	84.02
Exercised	(2,314,831)	0.11 –	89.18	4.91
Cancelled	(1,902,681)	0.11 –	254.27	70.36

Outstanding, March 31, 2001	15,743,245	0.11 –	254.27	58.18

Granted	11,294,307	6.32 –	34.17	15.65
Exercised	(1,451,256)	0.11 –	29.00	7.26
Cancelled	(10,008,085)	0.11 –	254.27	76.97

Outstanding, March 31, 2002	15,578,211	$0.11 –	$161.29	$19.77

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock based compensation — (Continued)

      Information regarding stock options outstanding as of March 31, 2002 is as follows:

	Outstanding			Options Exercisable

		Weighted Average
Range of	Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 0.11 – $ 2.88	919,751	6.41	$0.74	707,135	$0.64
2.88 – 8.06	1,470,398	7.76	4.56	711,534	4.31
8.06 – 12.00	881,850	8.26	9.85	261,664	9.99
12.00 – 14.36	7,830,081	9.59	14.30	2,471,849	14.28
14.70 – 22.80	1,823,714	9.28	19.58	246,729	21.43
22.94 – 52.38	1,600,443	8.84	29.25	316,475	31.32
60.50 – 115.75	1,043,575	8.35	92.21	422,102	93.75
148.36 – 148.36	1,391	8.28	148.36	1,391	148.36
151.09 – 151.09	3,478	8.26	151.09	3,478	151.09
161.29 – 161.29	3,530	7.81	161.29	3,530	161.2

$ 0.11 – $161.29	15,578,211	8.96	$19.77	5,145,887	$18.95

      Certain options for employee and non-employee directors granted during the years ended March 31, 2000, 1999 and 1998 resulted in deferred stock compensation as the estimated fair value (derived by reference to contemporaneous sales of convertible preferred stock) was greater than the exercise price on the date of grant. The total deferred stock compensation associated with these options was approximately $16,093,000. This amount is being amortized over the respective vesting periods of these options, ranging from three to four years. Approximately $1,218,000, $6,807,000 and $2,975,000 was amortized during the years ended March 31, 2002, 2001 and 2000 respectively, related to these options.

      In April 2001, the Company implemented an option exchange program whereby employees were offered the opportunity to exchange stock options with split-adjusted exercise prices of $40.00 and above for new options to purchase an equal number of shares. These options were grants occurring more than six months and a day following the date the options were accepted for exchange and are treated as fixed awards. A total of 7,489,000 options were surrendered for exchange under this program. The Board of Directors on November 16, 2001, approved the exchange and on that date 6,015,713 new options were granted with an exercise price of $14.36 per share. Employees who surrendered 1,473,287 options left the Company prior to the new grants.

Proforma Net Loss and Earnings per Share

      Had compensation expense for the Plans been determined based on the fair value of the related options at the grant dates, consistent with SFAS No. 123, the Company’s net loss and net loss per share would have increased by the pro forma amounts indicated below:

	Year Ended March 31,

	2002	2001	2000

Net loss attributable to common shareholders, as reported	$(82,709)	$(131,614)	$(41,673)
Net loss attributable to common shareholders, pro forma	(97,433)	(259,735)	(46,188)
Basic and diluted net loss per common share, as reported	(1.67)	(2.81)	(2.23)
Basic and diluted net loss per common share, pro forma	(1.97)	(5.35)	(2.47)

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock based compensation — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: Risk-free interest rates of 4.40%, 4.90% and 6.10% for the years ended March 31, 2002, 2001 and 2000, respectively; expected volatility of 125%, 122% and 90% for the years ended March 31, 2002, 2001 and 2000, respectively; expected life of 4 years; and no anticipated dividends.

      The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2002, 2001 and 2000 was $15.65, $84.02 and $10.49, respectively.

Employee Stock Purchase Plan

      In January 2000, the Board of Directors approved the Company’s 2000 Employee Stock Purchase Plan (the ESPP). The ESPP became effective upon the completion of the Company’s initial public offering on February 10, 2000. A total of 3,000,000 shares of common stock have been made available for issuance under the ESPP as of March 31, 2002. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining nine year term of the ESPP by 750,000 shares of common stock.

      The ESPP, which is intended to qualify under Section 423 of the IRS Code, is implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, commencing on or about January 1 and July 1 of each year. Each offering period consists of four consecutive purchase periods of approximately six months’ duration, and at the end of each offering period, the Company will make a purchase on behalf of the participants. Participants generally may not purchase more than 1,000 shares on any purchase date or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

      The purchase price per share is 85% of the lower of (1) the fair market value of the Company’s common stock on the purchase date and (2) the fair market value of a share of the Company’s common stock on the last trading day before the offering date.

      In June 1999, Active approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). In connection with the merger of Active, the Company assumed the Purchase Plan for all currently eligible employees of Active. Eligible employees of the Purchase Plan may purchase a limited number of shares of the Company’s common stock. Each participant can elect to purchase the Company’s common stock on the first day of each 24 month offering period (which begins on May 1 and November 1 of each year) and such option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the Company’s common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock (1) on the first day of the applicable offering period and (2) on the last day of the applicable purchase period.

      The following table summarizes shares of common stock available for issuance and shares purchased as of March 31, 2002 (in thousands).

Balance at March 31, 2001	2,727
Additional authorized shares	750
Purchases	(302)
Reduction of shares for terminated plan	(514)

Balance at March 31, 2002	2,661

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock based compensation — (Continued)

Shareholder Rights Plan

      In October 2001, the Board of Directors adopted a Shareholder Rights Plan, which may cause substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by the Board of Directors. Under the plan, webMethods distributed one right for each share of its common stock outstanding at the close of business on October 18, 2001. Initially, the rights trade with shares of webMethods common stock and are represented by webMethods common stock certificates. The rights are not immediately exercisable and generally become exercisable if a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of webMethods common stock while the plan is in place. Each right will become exercisable, unless redeemed, by its holder (unless an acquiring person or member of that group) for shares of webMethods or of the third-party acquirer having a value of twice the right’s then-current exercise price. The rights are redeemable by webMethods and will expire on October 18, 2011.

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

      The Series A, Series B, Series C, Series D and Series E Preferred Stock activity during the year ended March 31, 2000 is summarized as follows:

	Series A		Series B		Series C		Series D		Series E

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, April 1, 1999	47,174	$434,919	180,750	$3,970,521	195,783	$6,712,288	—	$—	—	$—
Sale of Series D preferred stock, net of issuance costs of $119,370	—	—	—	—	—	—	134,075	11,732,860	—	—
Sale of Series E preferred stock, net of issuance costs of $76,469	—	—	—	—	—	—	—	—	68,770	16,923,475
Accretion to redemption price	—	—	—	5,827	—	11,225	—	20,982	—	5,539
Accrued dividends	—	29,655	—	256,844	—	461,822	—	732,989	—	390,183
Conversion to										—
common stock	(47,174)	(464,574)	(180,750)	(4,233,192)	(195,783)	(7,185,335)	(134,075)	(12,486,831)	(68,770)	(17,319,197)

Balance, March 31, 2000	—	$—	—	$—	—	$—	—	$—	—	$—

      There was no additional Preferred Stock activity during the years ended March 31, 2002 and 2001.

16.     Employee benefit plan

      As of April 1, 1997, the Company adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required Company matching contributions. The plan provides for discretionary contributions by the Company. The Company made no contributions during the years ended March 31, 2002, 2001 and 2000.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Cash paid during the period for interest	$511	$156	$93

Non-cash investing and financing activities:
Accrual of preferred stock dividends	$—	$—	$1,871
Preferred stock accretion	—	—	44
Equipment purchased under capital lease	3,061	4,350	686
Conversion of preferred stock to common stock	—	—	41,689
Deemed discount in connection with the beneficial conversion feature on Series E Preferred Stock	—	—	8,307
Change in net unrealized gain or loss on marketable securities	692	(1,125)	166
Fair value of option issued to non-employees	—	—	235
Alier Acquisitions Fair value of assets acquired, net of cash acquired	$—	$—	$44,623
Less:
Liabilities assumed	—	—	(1,464)
Common stock issued in connection with the acquisition	—	—	(43,580)

	—	—	(421)
Write-off of in-process research and development	—	—	2,737

Cash paid for acquisition	$—	$—	$2,316

Translink Acquisition:
Fair value of assets acquired, net of cash acquired	$—	$82,209	$—
Less:
Liabilities assumed	—	(593)	—
Common stock issued in connection with the acquisition	—	(79,678)	—

	—	1,938	—
Write-off of in-process research and development	—	2,311	—

Cash paid for acquisition, net of cash acquired	$—	$4,249	$—

Premier Acquisition:
Fair value of assets acquired, net of cash acquired	$—	$13,947	$—
Less:
Liabilities assumed	—	(462)	—
Common stock issued in connection with the acquisition	—	(12,993)	—

Cash paid for acquisition, net of cash acquired	$—	$492	$—

18.     Restructuring Charge

      During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidations of facilities, and $700,000 of other related restructuring charges. These restructuring charges were taken to align the Company’s cost structure with changing market conditions. The restructuring plan resulted in headcount reduction of approximately 150 employees or 14% of the workforce. The Company reduced the number of facilities by closing excess field offices and consolidating several California facilities into two locations. As of March 31, 2002, $3.0 million of restructuring charge remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Segment information

      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe and Asia Pacific regions. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Revenues
Americas	$143,003	$180,192	$55,051
Europe	35,666	17,800	5,094
Asia Pacific	17,327	3,965	—

Total	$195,996	$201,957	$60,145

Long Lived Assets
Americas	$55,360	$97,853	$39,742
Europe	1,555	1,236	142
Asia Pacific	1,373	1,207	—

Total	$58,288	$100,296	$39,884

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      For the years ended March 31, 2000, 2001 and 2002.

	Balance at			Balance at
	beginning of			end of
	Period	Provisions	Deductions	Period

	(in thousands)
Year ended March 31, 2000
Allowance for doubtful accounts	317	1,121	45	1,394
Year ended March 31, 2001
Allowance for doubtful accounts	1,394	4,808	1,860	4,342
Year ended March 31, 2002
Allowance for doubtful accounts	4,342	2,840	3,497	3,685

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors and Stockholders
of webMethods Inc.:

      Our audits of the consolidated financial statements referred to in our report dated April 24, 2002, appearing in this Form 10-K of webMethods, Inc. for the year ended March 31, 2002 also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

April 24, 2002

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1	(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2	(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1	(3)	Specimen certificate for shares of webMethods Common Stock
4.2	(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10.1	(3)	Second Amended and Restated Investor Rights Agreement
10.2	*	webMethods, Inc. Amended and Restated Stock Option Plan, as amended
10.3	(3)	Employee Stock Purchase Plan
10.4	(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21.1	*	Subsidiaries of webMethods, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
24		Power of Attorney (included on signature page of this report)

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2001 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

*	Filed herewith.