Form 10-Q
period 2002-06-30
WEBMETHODS INC
filed 2002-08-14
CIK 1035096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-15681
______

WEBMETHODS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-1807654
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3930 PENDER DRIVE, FAIRFAX, VIRGINIA	22030
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (703) 460-2500
______

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 7, 2002, 50,915,830 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2002
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of
June 30, 2002 (unaudited) and March 31, 2002
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) -
Three months ended June 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows (unaudited) -
Three months ended June 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk

Part II	Other Information
Item 1.	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2002	2002

	unaudited
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$118,492	$98,497
Marketable securities available for sale	83,365	113,345
Accounts receivable, net of allowance of $3,585 and $3,685	40,555	46,417
Prepaid expenses and other current assets	8,234	7,516

Total current assets	250,646	265,775
Property and equipment, net	15,993	17,181
Marketable securities available for sale	5,174	—
Goodwill and acquired intangibles, net	29,838	29,838
Other assets	10,702	11,269

Total assets	$312,353	$324,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,876	$15,105
Accrued expenses	15,337	16,170
Accrued salaries and commissions	11,232	15,594
Deferred revenue	39,005	37,298
Current portion of capital lease obligations	5,023	2,699

Total current liabilities	81,473	86,866
Capital lease obligations, net of current portion and other	1,284	1,765
Long term deferred revenue	13,141	19,888

Total liabilities	95,898	108,519

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,800,194 and 50,477,383 shares issued and outstanding	508	505
Additional paid-in capital	512,623	510,281
Deferred stock compensation and warrant charge	(13,753)	(14,875)
Accumulated deficit	(282,986)	(279,864)
Accumulated other comprehensive gain (loss)	63	(503)

Total stockholders’ equity	216,455	215,544

Total liabilities and stockholders’ equity	$312,353	$324,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2002	2001

	(in thousands, except share and per share data)
Revenue:
License	$28,669	$36,804
Professional services	8,202	9,691
Maintenance	10,810	8,902

Total revenue	47,681	55,397

Cost of revenue:
License	135	701
Professional services and maintenance:
Stock based compensation	76	192
Other professional services and maintenance costs	10,267	12,399

Total cost of revenue	10,478	13,292

Gross profit	37,203	42,105

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	970	1,232
Other sales and marketing costs	24,310	30,200
Research and development:
Stock based compensation	19	3,490
Other research and development costs	12,279	13,299
General and administrative:
Stock based compensation	21	87
Other general and administrative costs	4,065	5,904
Amortization of goodwill and intangibles	—	10,508

Total operating expenses	41,664	64,720

Operating loss	(4,461)	(22,615)
Interest income, net	1,339	2,677

Net loss	$(3,122)	$(19,938)

Basic and diluted net loss per share	$(0.06)	$(0.41)

Shares used in computing basic and diluted net loss per share	50,564,625	48,839,735

Comprehensive loss:
Net loss	$(3,122)	$(19,938)
Other comprehensive loss:
Unrealized gain (loss) on securities available for sale	30	(104)
Foreign currency cumulative translation adjustment	536	46

Total comprehensive loss	$(2,556)	$(19,996)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(3,122)	$(19,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,305	1,833
Provision for allowance for doubtful accounts	129	1,320
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	1,086	5,001
Amortization of goodwill and intangibles	—	10,508
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	7,084	6,055
Prepaid expenses and other current assets	(558)	934
Other non-current assets	639	(463)
Accounts payable	(4,654)	486
Accrued expenses	(1,068)	(978)
Accrued salaries and commissions	(3,744)	(843)
Accrued ESPP	(885)	(2,331)
Deferred revenue	(6,093)	(2,763)

Net cash used in operating activities	(8,881)	(1,179)

Cash flows from investing activities:
Purchases of property and equipment	(921)	(1,908)
Net sales (purchases) of marketable securities available for sale	24,833	(37,210)

Net cash provided by (used in) investing activities	23,912	(39,118)

Cash flows from financing activities:
Borrowings under leasing agreements	2,500	—
Payments on capital leases	(653)	(717)
Proceeds from exercise of stock options and stock issued under the ESPP	2,381	5,454

Net cash provided by financing activities	4,228	4,737

Effect of exchange rate on cash and cash equivalents	736	143

Net increase (decrease) in cash and cash equivalents	19,995	(35,417)
Cash and cash equivalents at beginning of period	98,497	109,713

Cash and cash equivalents at end of period	$118,492	$74,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or any future period.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2002 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company acquires goodwill subsequent to June 30, 2002 it will not be amortized. The Company adopted SFAS No. 142 on April 1, 2002 and, at that time, stopped amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141.

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the three months ended June 30, 2001 (in thousands, except share and per share amounts):

	Three months ended
	June 30,

	2002	2001

Net loss	$(3,122)	$(19,938)
Adjustments:
Amortization of goodwill	—	10,352

Adjusted net loss	$(3,122)	$(9,586)

Weighted average shares-basic	50,564,625	48,839,735

Adjusted basic and diluted EPS	$(0.06)	$(0.20)
Reported basic and diluted EPS	$(0.06)	$(0.41)

     There was no impairment recorded for the three months ended June 30, 2002.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

3. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended June 30,

	2002	2001

	(in thousands)
Cash paid during the period for interest	$107	$122

Non-cash investing and financing activities:
Equipment purchased under capital lease	$27	$1,934

Change in net unrealized gain or loss on marketable securities	$30	$(104)

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. SEGMENT INFORMATION

     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	THREE MONTHS ENDED
	JUNE 30,

REVENUE	2002	2001

	(in thousands)
Americas	$32,824	$40,366
Europe	9,230	10,810
Asia Pacific	5,627	4,221

Total	$47,681	$55,397

	AS OF	AS OF
	JUNE 30,	MARCH 31,
LONG LIVED ASSETS	2002	2002

	(in thousands)
Americas	$53,350	$55,360
Europe	1,539	1,555
Asia Pacific	1,644	1,373

Total	$56,533	$58,288

5. RESTRUCTURING CHARGE

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidations of facilities, and $700,000 of other related restructuring charges. These restructuring charges were taken to align the Company’s cost structure with changing market conditions. The restructuring plan resulted in headcount reduction of approximately 150 employees or 14% of the workforce. The Company reduced the number of facilities by closing excess field offices and consolidating several California facilities into two locations. As of June 30, 2002 and March 31, 2002, respectively, $2.8 million and $3.0 million of restructuring charge remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

6. SUBSEQUENT EVENT

     Subsequent to June 30, 2002, the Company renewed its line of credit agreement with a bank increasing its maximum borrowing amount from $10,000,000 to $20,000,000 with a maturity date of October 10, 2003.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Readers are advised that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Statements using the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items and projections regarding the market for integration software, (ii) statements of the plans or objectives of the Company or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, implementation and effect of sales and marketing initiatives by the Company, focus on geographic or specific vertical markets and allocation of resources to them, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, the Company’s business strategy and the execution on it, and actions by customers and competitors, (iii) statements of future economic performance or economic conditions and (iv) statements of assumptions underlying other statements or statements about the Company or its business.

     This report also identifies important factors that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include those factors discussed in this Item under the caption “Factors that May Affect Future Operating Results.” Forward-looking statements are beyond the ability of the Company to control, and in many cases, the Company cannot predict what factors may cause actual results to differ from those indicated by the forward-looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of First Quarter of Fiscal 2003

     Our revenue for the first quarter ended June 30, 2002 was $47.7 million, a decrease of 14% compared to the quarter ended June 30, 2001. We decreased our net loss to $3.1 million in the quarter ended June 30, 2002 from $19.9 million from the quarter ended June 30, 2001 primarily due to a reduction in goodwill amortization of $10.5 million resulting from the adoption of SFAS No. 142 (see “Recently Issued Accounting Pronouncements”) and a reduction in cost of revenue and operating expenses, partially offset by a decrease in revenue and interest income.

     License revenue decreased by 22% in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001, reflecting the reduction in information technology spending associated with the economic slowdown and the extension of sales cycles for enterprise software sales. Our professional services revenue decreased in the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001 primarily due to an increase in the number of customer implementations performed by system integrators, a decrease in our billable consultants, and, to a lesser extent, an increase in the self-sufficiency of our customers to perform their own implementations. Maintenance revenue grew in the quarter ended June 30, 2002, reflecting the increase in our customer base and the cumulative effect of maintenance contracts, which are recognized as revenue ratably over the term of the contract.

     We have continued to focus on cost management while continuing to expand and service our customer base. Our cost of revenue and our operating expenses totaled $52.1 million and were 23% lower than the quarter ended June 30, 2001 after excluding amortization of goodwill and intangibles. This decrease was primarily due to lower headcount and sales related expenses and a reduction in deferred stock charges. In July 2001, we reduced our headcount by approximately 150 people or 14% from our June 30, 2001 headcount of 1,067. As of June 30, 2002 our headcount was 899.

     We sell our integration platform to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners, and to a lesser extent, resellers. We license our software to customers under either a renewable term or a perpetual license. As of June 30, 2002, we had over 850 customers and as of June 30, 2001 we had over 700 customers. Existing customers accounted for more than 50% of our revenue in the quarter ended June 30, 2002 as a result of their expanded use of our software. No customer accounted for more than 10% of our total revenue in quarters ended June 30, 2002 and 2001.

     We believe one of our competitive differentiators is our strong partnerships with application software companies and system integrators. Under our partnerships with application software vendors, the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Leading enterprise application software vendors with whom we have strong relationships include BroadVision, i2 Technologies, J.D. Edwards, Lawson Software, SAP AG and Siebel Systems. Our application and system integrator partners actively assist us in selling the full webMethods integration platform to their customers, making us the logical choice for enterprise-wide integration initiatives. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during the quarter ended June 30, 2002, and we expect this leverage to continue. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received.

     Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers,

and a substantial portion of our license revenue in the quarter ended June 30, 2002 came from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest to ensure an advantageous positioning relative to our competition resulting in recognized industry and technology leadership and increasing market share.

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

Revenue Recognition

     We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license).

     Policies related to revenue recognition require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. These sources may publish new authoritative guidance which might impact our current revenue recognition policy. We continue to evaluate our revenue recognition policy as new authoritative interpretations and guidance are published, and where appropriate, may modify our revenue recognition policy. Application of our revenue recognition policy requires a review of our license and professional services agreements with customers and may require management to exercise judgment in evaluating whether delivery has occurred, payments are fixed and determinable, collection is probable, and where applicable, if vendor-specific objective evidence of fair value exists for undelivered elements of the contract. In the event judgment in the application of our revenue recognition policy is incorrect, the revenue recognized by us could be impacted.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit worthiness of customers and collectability of receivables by using information such as credit reports from third parties, published or publicly available financial information, customer specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Private Company Equity Investments

     We record an investment impairment charge when we believe an investment in corporate debt securities or in equity securities of private companies has declined in value and that such a decline is other than temporary. The determination of the value of the investments is based on information provided to us from the private companies such as audited financial statements, valuations based on recent sales of equity, projections, representations by management, and third party valuations if available. Future adverse changes in market conditions or poor operating results of the underlying companies could result in losses or a perceived inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Goodwill and Indefinite Lived Intangible Assets

     Under SFAS No. 142, which we adopted on April 1, 2002, all of our goodwill will be associated with our corporate reporting unit as we do not have multiple reporting units. On an annual basis we will evaluate whether an impairment of the goodwill may exist by comparing the book value of our outstanding common stock to the market value of our outstanding common stock. If the market value exceeds the book value, impairment does not exist. If the market value is less than the book value, we will evaluate whether the condition is other than temporary based primarily on fluctuations in our stock price. If we determine that the condition is other than temporary, we will record an impairment equal to the excess book value. See “Recently Issued Accounting Pronouncements,” for more information.

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

RESULTS OF OPERATIONS

     The following table summarizes the results of our operations for the fiscal quarters ended June 30, 2002 and 2001 (all percentages are calculated using the underlying data in thousands):

	June 30,	Percentage	June 30,
	2002	Change	2001

		($ in thousands)
Total revenue	47,681	(13.9)%	55,397
Gross Profit	37,203	(11.6)%	42,105
% of total revenue	78.0%		76.0%
Total operating expenses	41,664	(35.6)%	64,720
% of total revenue	87.4%		116.8%
Operating loss	(4,461)	(80.3)%	(22,615)
% of total revenue	(9.4)%		(40.8)%
Net loss	(3,122)	(84.3)%	(19,938)
% of total revenue	(6.5)%		(36.0)%

     During the quarter ended June 30, 2002, total revenue declined 14% from the quarter ended June 30, 2001, to $47.7 million reflecting the continued global economic slowdown and decline in information technology spending. Our net loss of $3.1 million for the quarter ended June 30, 2002 decreased $16.8 million from the quarter ended June 30, 2001, due primarily to the cessation of amortization of goodwill and intangibles as well as decreased operating expenses and cost of revenue. This decrease was partially offset by lower revenue and interest income.

Revenue

     The following table summarizes the Company’s revenue for fiscal quarters ended June 30, 2002 and 2001:

	June 30,	Percentage	June 30,
	2002	Change	2001

		($ in thousands)
License	$28,669	(22.1)%	$36,804
Professional services	8,202	(15.4)%	9,691
Maintenance	10,810	21.4%	8,902

Total revenue	$47,681	(13.9)%	$55,397

     The following table summarizes the Company’s net revenue by geographic region for the fiscal quarters ended June 30, 2002 and 2001:

	June 30,	Percentage	June 30,
	2002	Change	2001

		($ in thousands)
Americas	$32,824	(18.7)%	$40,366
Europe	9,230	(14.6)%	10,810
Asia Pacific	5,627	33.3%	4,221

Total revenue	$47,681	(13.9)%	$55,397

     Total revenue decreased by 14%, to $47.7 million for the quarter ended June 30, 2002, due to a decrease in license revenue and to a lesser extent a decrease in professional services revenue, which was partially offset by an increase in maintenance revenue.

     In the quarter ended June 30, 2002, revenue from the Americas declined 19% to $32.8 million due primarily to the reduction in information technology spending associated with the economic slowdown and the extension of sales cycles for enterprise software sales. International revenue decreased slightly from $15.0 million to $14.9 million primarily due to the economic slowdown partially offset by increased sales capacity and the increased customer base. International revenue accounted for 31% of our total revenue in the quarter ended June 30, 2002, as compared to 27% in the quarter ended June 30, 2001.

     License revenue decreased by $8.1 million to $28.7 million in the quarter ended June 30, 2002 from the quarter ended June 30, 2001 due to a decline in license revenue in the Americas and Europe attributable to the global economic slowdown and decrease in technology spending. That decline in license revenue was partially offset by an increase in Asia Pacific license revenue. Asia Pacific revenue increased in the quarter ended June 30, 2002, as a result of our expanded direct sales capacity in Asia Pacific.

     Professional services revenue decreased 15% to $8.2 million in the quarter ended June 30, 2002 from the quarter ended June 30, 2001. This decrease in professional services revenue reflects the increase in system integrator led customer implementations, a decrease in our billable consultants and, to a lesser extent, an increase in the self sufficiency of our customers to do their own implementations.

     Maintenance revenue increased 21% to $10.8 million in the quarter ended June 30, 2002 from the quarter ended June 30, 2001. This increase is due primarily to the increase in customers licensing our software, and the cumulative effect of agreements for post-contract maintenance and support which are recognized as revenue ratably over the term of the agreement.

Gross Profit

     The following table summarizes the Company’s gross profit by type of revenue, excluding stock based compensation:

	Quarter Ended

	June 30,	June 30,
	2002	2001

License	99.5%	98.1%
Professional services and maintenance	46.0%	33.3%
Total revenue	78.2%	76.4%

     We improved our total gross profit, excluding stock based compensation, to 78% in the quarter ended June 30, 2002 from 76% in the quarter ended June 30, 2001. This improvement was due to a reduction in our cost of licenses as well as improvements in our professional services and maintenance margin.

     Our cost of license revenue consists of royalties for products licensed from third parties. Our gross profit on license revenue was 99% and 98% in fiscal 2002 and 2001, respectively. The improvement in license gross profit is due to our licensing of less royalty bearing products, and, to a lesser extent, to the end of the amortization period under certain third party contracts.

     Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel,

and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services, excluding stock based compensation, was 46% and 33% in the quarters ended June 30, 2002 and 2001, respectively.

     The improvement in total gross profit in the quarter ended June 30, 2002 is primarily due to an increase in maintenance revenue and a decrease in the cost of professional services and maintenance. The cost of professional services and maintenance, excluding stock based compensation, in the quarter ended June 30, 2002, decreased $2.1 million primarily due to a decrease in the number of professional services personnel, decreased use of subcontractors and lower travel expenses, partially offset by an increase in the number of technical support employees.

Operating Expenses

     The following table presents certain information regarding webMethods’ operating expenses during the fiscal quarters ended June 30, 2002 and 2001:

		Fiscal Quarter Ended

	June 30,	Percentage	June 30,
	2002	Change	2001

		($ in thousands)
Operating Expenses:
Sales and marketing*	24,310	(19.5)%	30,200
% of total revenue	51.0%		54.5%
Research and development*	12,279	(7.7)%	13,299
% of total revenue	25.8%		24.0%
General and administrative*	4,065	(31.1)%	5,904
% of total revenue	8.5%		10.7%
Stock based compensation and warrant charge	1,010	(79.0)%	4,809
% of total revenue	2.1%		8.7%
Amortization of goodwill and intangibles	—	(100.0)%	10,508
% of total revenue	0.0%		19.0%
Operating expense	41,664	(35.6)%	64,720
% of total revenue	87.4%		116.8%

*	Excludes stock based compensation and warrant charge.

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, and amortization of goodwill and intangibles.

     In July 2001, we took decisive actions to reduce our operating expenses to realign our cost structure to address the changing market conditions caused by the slowing of the global economy and technology spending. As part of this action, we reduced our headcount by 14% or 150 employees through a reduction in force, closed excess sales offices and consolidated our California facilities into two locations. The headcount reductions were across all departments with the exception of customer support. Since the restructuring, we have reduced our quarterly operating expenses, excluding stock based compensation and warrant charge, and amortization of goodwill and intangibles, by 18% from $49.4 million in the quarter ended June 30, 2001, to $40.7 million in the quarter ended June 30, 2002.

     Sales and marketing expense, excluding stock based compensation and warrant charge, was 51% and 55% of total revenue in the quarters ended June 30, 2002 and 2001, respectively. In the quarter ended June 30, 2002, sales and marketing expense decreased to $24.3 million from $30.2 million in the quarter ended June 30, 2001. This decrease was primarily due to a decrease in the number of sales and marketing employees, commission expense, marketing programs expense, and recruiting expense.

     Research and development expense, excluding stock based compensation, was $12.3 million and $13.3 million which represents 26% and 24% of total revenue in the quarters ended June 30, 2002 and 2001, respectively. In the quarter ended June 30, 2002, research and development expense, excluding stock based compensation, decreased $1.0 million from the quarter ended June 30, 2001 primarily due to a decrease in the number of research and development personnel. This decrease was partially offset by higher third party development expenses.

     General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 9% and 11% for the quarters ended June 30, 2002 and 2001, respectively. In the quarter ended June 30, 2002, general and administrative expense, excluding stock based compensation, decreased $1.8 million from the quarter ended June 30, 2001, to $4.1 million. This decrease is primarily due to a decrease in the provision for doubtful accounts due to the improved quality and aging of our accounts receivable and to a lesser extent by a decrease in the number of employees in the general and administrative areas. This decrease was partially offset by increased corporate insurance expense.

     Stock based compensation and warrant charge was $1.1 million and $5.0 million in the quarters ended June 30, 2002 and 2001, respectively, of which $76,000 and $192,000, respectively, was included in cost of sales. Deferred stock based compensation and warrant charge was recorded for the following transactions:

(i) In connection with the grant of stock options to employees and non-employee directors during the quarters ended March 31, 2000 and 1999, we recorded aggregate unearned compensation of $15.5 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options.

(ii) As a result of the acquisitions of Translink Software, Inc., Premier Software Technology, Inc. and Alier, Inc., we recorded a deferred stock compensation charge of $27.9 million related to restricted stock issued to stockholders of the acquired companies.

(iii) In March 2001 we entered into an OEM/Reseller agreement with i2 Technologies (i2) and issued a warrant which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10.0 million over the term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

     The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

     We recorded goodwill and intangible assets in connection with the acquisition of Premier and Translink in fiscal 2001 and Alier in fiscal 2000. The estimated useful life of the goodwill and the acquired intangibles during the quarter ended June 30, 2001 was three years for trained and acquired assembled workforce, one year for license agreements, two years for non-compete agreements, three years for goodwill and four years for favorable lease terms. We recorded $10.5 million of amortization of goodwill and acquired intangibles in the quarter ended June 30, 2001. Amortization of the goodwill and acquired intangibles ceased on April 1, 2002 upon our adoption of SFAS No. 142 (see “Recently Issued Accounting Pronouncements” for more information).

Interest income, net

     Net interest income decreased by approximately $1.4 million or 52% to $1.3 million for the quarter ended June 30, 2002 from $2.7 million for the quarter ended June 30, 2001. This decrease was primarily attributable to lower interest rates on corporate paper, bonds and money market funds in the quarter ended June 30, 2002, compared to those in the same period in the prior year.

Income taxes

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial statistics and information for each of the two quarters ended June 30, 2002 and 2001:

	June 30,	June 30,
	2002	2001

	(in thousands)
Cash, marketable securities and long term marketable
securities	$207,031	$208,080
Working capital	$169,173	$161,970

     Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at June 30, 2002, showed a 1% decrease in our cash and investments and a 4% increase in our working capital from our positions at June 30, 2001. The increase in working capital is primarily due to an increase in our cash and cash equivalents partially offset by increases in accounts payable and accrued expenses balances at June 30, 2002, as compared to June 30, 2001.

     Net cash used in operating activities was $8.9 million and $1.2 million in the quarters ended June 30, 2002 and 2001, respectively. The increase in net cash used in operating activities from 2001 to 2002 was due primarily to larger decreases in our deferred revenue, accounts payable and accrued salaries and commissions for the quarter ended June 30, 2002 compared to decreases in the quarter ended June 30, 2001.

     Net cash provided by investing activities in the quarter ended June 30, 2002 was $23.9 million, which was primarily due to maturity of short-term marketable securities the proceeds of which were invested into cash and cash equivalents due to the current low interest rate environment. This increase in net cash provided by investing activities was partially offset by purchases of property and equipment. During the quarter ended June 30, 2001, we used $39.1 million of net cash in investing activities, which was primarily due to the purchase of marketable securities and, to a lesser extent, from the purchases of property and equipment. Capital expenditures were $921,000 and $1.9 million in the quarters ended June 30, 2002 and 2001, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures either through capital leases and the use of working capital.

     Net cash provided by financing activities was $4.2 million and $4.7 million in the quarters ended June 30, 2002 and 2001, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock option and ESPP purchases in the quarters ended June 30, 2002 and 2001 and borrowings under lease agreements in the quarter ended June 30, 2002.

      Subsequent to June 30, 2002, we renewed and expanded our line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2003. Any borrowings under this line bear interest at the bank’s prime rate per annum and are limited to 80% of eligible accounts receivable. As of June 30, 2002, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $355,000 related to an office lease.

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

     We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, uncertainties and economic after-effects of terrorist acts or other major, unanticipated events may impact our quarterly operating results. In our fiscal 2002, we closed a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until August 1, 2002, the closing price of webMethods’ stock on The Nasdaq National Market has ranged from a high of $308.06 to a low of $6.32.

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

     The market for integration software solutions and technology to implement enterprise web services is rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications and to implement web services. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy integration products such as our software. If our software and enterprise web services are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own integration and web service solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration (EAI) solutions and application server vendors. We also face competition from various providers of application integration solutions technologies to implement web services and companies offering products and services that address specific aspects of application integration or web services integration. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and companies with whom we currently have strategic relationships may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration software or implementing web services, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

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

Our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of webMethods’ stock, payable to stockholders of record at the close of business on October 18, 2001. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of webMethods’ stock and could discourage, delay or prevent a merger or acquisition of webMethods, Inc. that stockholders may consider favorable. In addition, provisions of the current certificate of incorporation and bylaws of webMethods, Inc., as well as Delaware corporate law, could make it more difficult for a third party to acquire us with the support of our Board of Directors, even if doing so would be beneficial to our stockholders

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2002 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event we acquire goodwill subsequent to June 30, 2002 it will not be amortized. We adopted SFAS No. 142 on April 1, 2002 and, at that time, stopped amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. See the notes to the financial statements for this impact of these standards.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

     Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes, and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of June 30, 2002, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of June 30, 2002, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
99.1*	Certification of Chief Executive Officer
99.2*	Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

*	Filed herewith.

     (b)  Reports on Form 8-K. webMethods, Inc. filed no reports on Form 8-K since the beginning of its fiscal quarter on April 1, 2002:

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.

Date: August 13, 2002	By: /s/ PHILLIP MERRICK Phillip Merrick Chairman of the Board and Chief Executive Officer

Date: August 13, 2002	By: /s/ MARY DRIDI Mary Dridi Chief Financial Officer (Principal Financial Officer)