Form 10-Q
period 2002-09-30
WEBMETHODS INC
filed 2002-11-13
CIK 1035096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

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

______

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 5, 2002, 51,102,469 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and March 31, 2002
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Three and six months ended September 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended September 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

Part II	Other Information
Item 1.	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	SEPTEMBER 30,	MARCH 31,
	2002	2002
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$66,933	$98,497
Marketable securities available for sale	103,589	113,345
Accounts receivable, net of allowance of $3,291 and $3,685	41,070	46,417
Prepaid expenses and other current assets	9,256	7,516

Total current assets	220,848	265,775
Marketable securities available for sale	28,219	—
Property and equipment, net	15,370	17,181
Goodwill and acquired intangibles, net	29,838	29,838
Other assets	9,707	11,269

Total assets	$303,982	$324,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,633	$15,105
Accrued expenses	13,512	16,170
Accrued salaries and commissions	11,367	15,594
Deferred revenue	37,187	37,298
Current portion of capital lease obligations	4,595	2,699

Total current liabilities	79,294	86,866
Capital lease obligations, net of current portion and other	1,263	1,765
Long term deferred revenue	10,974	19,888

Total liabilities	91,531	108,519

Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 50,883,905 and
50,477,383 shares issued and outstanding	509	505
Additional paid-in capital	512,889	510,281
Deferred stock compensation and warrant charge	(12,673)	(14,875)
Accumulated deficit	(287,867)	(279,864)
Accumulated other comprehensive loss	(407)	(503)

Total stockholders’ equity	212,451	215,544

Total liabilities and stockholders’ equity	$303,982	$324,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS

(In thousands, except share and per share amounts)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenue:
License	$26,475	$21,742	$55,144	$58,546
Professional services	8,584	9,401	16,786	19,092
Maintenance	11,103	9,594	21,913	18,496

Total revenue	46,162	40,737	93,843	96,134

Cost of revenue:
License	525	651	660	1,352
Professional services and maintenance:
Stock based compensation	76	129	152	321
Other professional services and maintenance costs	10,668	9,968	20,935	22,367

Total cost of revenue	11,269	10,748	21,747	24,040

Gross profit	34,893	29,989	72,096	72,094
Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	983	434	1,953	1,666
Other sales and marketing costs	22,592	24,109	46,902	54,309
Research and development:
Stock based compensation	40	6,715	59	10,205
Other research and development costs	11,821	12,110	24,100	25,409
General and administrative:
Stock based compensation	23	52	44	139
Other general and administrative costs	4,228	4,711	8,293	10,614
Restructuring costs	—	7,243	—	7,243
Amortization of goodwill and acquired intangibles	—	10,516	—	21,025

Total operating expenses	39,687	65,890	81,351	130,610

Operating loss	(4,794)	(35,901)	(9,255)	(58,516)
Interest income, net	913	2,730	2,252	5,407
Impairment of equity investment in private company	(1,000)	—	(1,000)	—

Net loss	$(4,881)	$(33,171)	$(8,003)	$(53,109)

Basic and diluted net loss per common share	$(0.10)	$(0.67)	$(0.16)	$(1.08)

Shares used in computing basic and diluted net loss per common share	50,845,878	49,348,808	50,706,018	49,095,663

Comprehensive loss:
Net loss	$(4,881)	$(33,171)	$(8,003)	$(53,109)
Other comprehensive loss:
Unrealized (loss) gain on marketable	(260)	391	(230)	288
securities available for sale Foreign currency cumulative translation adjustment	(209)	(215)	326	(169)

Total comprehensive loss	$(5,350)	$(32,995)	$(7,907)	$(52,990)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	SIX MONTHS ENDED SEPTEMBER 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(8,003)	$(53,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,835	3,917
(Recoveries) provision for allowance for doubtful accounts	(12)	2,009
Loss on disposal of equipment	—	574
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	2,208	12,331
Impairment of equity investment in private company	1,000	—
Amortization of goodwill and intangibles	—	21,025
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	6,549	22,676
Prepaid expenses and other current assets	(1,604)	3,102
Other non-current assets	807	(494)
Accounts payable	(2,871)	(540)
Accrued expenses	(2,676)	3,356
Accrued salaries and commissions	(4,627)	(2,936)
Accrued ESPP	(141)	(1,621)
Deferred revenue	(10,032)	(7,241)

Net cash (used in) provided by operating activities	(14,567)	3,049

Cash flows from investing activities:
Purchases of property and equipment	(1,958)	(3,565)
Net purchases of marketable securities available for sale	(18,697)	(17,728)
Sale of investment in private company	—	2,000

Net cash used in investing activities	(20,655)	(19,293)

Cash flows from financing activities:
Borrowings under leasing agreements	2,500	—
Payments on capital leases	(2,070)	(1,502)
Proceeds from exercise of stock options and stock issued under the ESPP	2,606	6,205

Net cash provided by financing activities	3,036	4,703
Effect of exchange rate on cash and cash equivalents	622	(310)

Net decrease in cash and cash equivalents	(31,564)	(11,851)
Cash and cash equivalents at beginning of period	98,497	109,713

Cash and cash equivalents at end of period	$66,933	$97,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or any future period.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event the Company acquires goodwill subsequent to June 30, 2001 it will not be amortized. The Company adopted SFAS No. 142 on April 1, 2002 and, at that time, stopped amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141.

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the quarter and six months ended September 30, 2001 and 2002 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001

Net loss	$(4,881)	$(33,171)	$(8,003)	$(53,109)
Adjustments:
Amortization of goodwill	—	10,360	—	20,842

Adjusted net loss	$(4,881)	$(22,811)	$(8,003)	$(32,267)
Weighted average shares-basic and diluted	50,845,878	49,348,806	50,706,018	49,095,663

Adjusted basic and diluted EPS	$(0.10)	$(0.46)	$(0.16)	$(0.66)
Reported basic and diluted EPS	$(0.10)	$(0.67)	$(0.16)	$(1.08)

     There was no impairment recorded for the quarter and six months ended September 30, 2002.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. IMPAIRMENT OF EQUITY INVESTMENT IN PRIVATE COMPANIES

     For the quarter ended September 30, 2002, the Company recorded an other-than-temporary decline in value of $1.0 million in one of the equity investments the Company made in a private company during 2000. After that impairment charge, the Company had a remaining balance of $1.8 million in equity investments in private companies. There was no impairment of these investments recorded in the quarter ended September 30, 2001.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Information regarding cash flow is as follows (in thousands):

	SIX MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Cash paid during the period for interest	$353	$271

Non-cash investing and financing activities:
Equipment purchased under capital lease	$900	$2,544

Change in net unrealized loss on marketable securities	$(230)	$288

5. SEGMENT INFORMATION

     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

REVENUES	2002	2001	2002	2001

Americas	$30,441	$29,946	$63,265	$70,312
Europe	7,308	7,007	16,538	17,817
Asia Pacific	8,413	3,784	14,040	8,005

Total	$46,162	$40,737	$93,843	$96,134

	AS OF	AS OF
	SEPTEMBER 30,	MARCH 31,
LONG LIVED ASSETS	2002	2002

Americas	$79,585	$55,360
Europe	1,950	1,555
Asia Pacific	1,599	1,373

Total	$83,134	$58,288

6. RESTRUCTURING CHARGE

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidations of facilities, and $700,000 of other related restructuring charges. These restructuring charges were incurred to align the Company’s cost structure with changing market conditions. The restructuring plan resulted in a headcount reduction of approximately 150 employees or 14% of the workforce. As of September 30, 2002 and March 31, 2002, respectively, $2.2 million and $3.0 million of restructuring charges remained unpaid. This unpaid portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. TRANSACTION WITH POTENTIAL RELATED PARTY

     The Company recorded approximately $341,000 in royalty expenses for the quarter ended September 30, 2002 with a third party who shares a common Board member with the Company. In April, 2000, the Company made an equity investment of approximately $1 million and a $1 million convertible debt investment in the third party, as a result of which the Company held, at September 30, 2002, an equity ownership position in the third party of less than 4% on a fully-diluted basis (excluding conversion of convertible notes).

8. SUBSEQUENT EVENT

     In October 2002, the Company reduced its headcount by approximately 35 employees to better align the Company’s investments and cost structure with changing market conditions. In connection with this reduction, the Company expects to record a restructuring charge in the range of $2.0 million to $2.5 million during the quarter ending December 31, 2003.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Readers are advised that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. Statements using the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue” and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items and projections regarding the market for integration software, (ii) statements of the plans or objectives of the Company or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, implementation and effect of sales and marketing initiatives by the Company, focus on geographic or specific vertical markets and allocation of resources to them, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, the Company’s business strategy and the execution of it, and actions by customers and competitors, (iii) statements of future economic performance or economic conditions and (iv) statements of assumptions underlying other statements or statements about the Company or its business.

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

Overview of Second Quarter of Fiscal 2003

     Our total revenue for the second quarter ended September 30, 2002 was $46.2 million, an increase of 13% compared to the quarter ended September 30, 2001. This increase in revenue was due primarily to the $4.6 million, or 122%, increase in revenue in the Asia Pacific region for the quarter. We decreased our net loss to $4.9 million in the quarter ended September 30, 2002 from $33.2 million from the quarter ended September 30, 2001 primarily due to a reduction in goodwill amortization of $10.5 million resulting from the adoption of SFAS No. 142 (see “Recently Issued Accounting Pronouncements”), a reduction in restructuring charges of $7.2 million, a reduction of $6.2 million of amortization relating to deferred compensation costs and a reduction in other operating expenses, as well as a $5.4 million increase in total revenue.

     License revenue increased by approximately $4.7 million, or 22%, to $26.5 million for the quarter ended September 30, 2002 from $21.7 million for the quarter ended September 30, 2001. The prior year’s license revenue was significantly impacted by the economic slow down and the deferral of purchasing decisions following the tragic events of September 11, 2001. Professional services revenue decreased by approximately $817,000, or 9%, to $8.6 million for the quarter ended September 30, 2002 from $9.4 million for the quarter ended September 30, 2001. This decrease in professional services revenue resulted from the increase in system integrator led customer implementations, a decrease in our billable consultants and, to a lesser extent, an increase in the self-sufficiency of our customers to do their own implementations. Maintenance revenue increased by approximately $1.5 million, or 16%, to $11.1 million for the quarter ended September 30, 2002 from $9.6 million for the quarter ended September 30, 2001. This increase is due primarily to the increase in customers licensing our software, and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.

     We have continued to focus on cost management while continuing to expand and service our customer base. While our total revenues increased by 13% during the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001, our cost of revenue and operating expenses were lower in the same period. The increase in revenue and the decrease in costs has resulted in an improvement in operating loss and net loss for the quarter ended September 30, 2002.

     We continue to sell our integration platform to Global 2000 customers through our direct sales force augmented by system integrators, through our relationships with application software partners and internationally through resellers and distributors. We license our software to customers primarily on a perpetual basis and to a lesser extent on a renewable basis. As of September 30, 2002, we had over 850 customers. Existing customers accounted for more than 50% of our license revenue in the quarter ended September 30, 2002 as a result of their expanded use of our software. No customer accounted for more than 10% of our total revenue in the quarters ended September 30, 2002 and 2001.

     We continue to believe one of our competitive differentiators is our strong partnerships with application software companies and system integrators. Under our partnerships with application software vendors, which include i2 Technologies, J.D. Edwards, SAP AG and Siebel Systems the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Our application and system integrator partners actively assist us in selling the full webMethods integration platform to their customers, making us the logical choice for enterprise-wide integration initiatives. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partners. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once the license fee payment from the joint customer is received. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during the quarter ended September 30, 2002.

     Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers, and a substantial portion of our license revenue in the quarter ended September 30, 2002 came from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest as we strive to achieve an advantageous positioning relative to our competition resulting in recognized industry and technology leadership and increasing market share.

     During the six months ended September 30, 2002, we began shipping webMethods Manager and webMethods 6, the next-generation of its comprehensive integration platform. webMethods 6 is a standards-based, massively scalable integration platform designed to be the foundation for next generation integration suites, and is built on a fully service-oriented architecture so that customers can leverage integration and Web services more widely and flexibly across their enterprise and assemble solutions that meet their specific needs. During the quarter ended March 31, 2002, we introduced and began shipping its Workflow product, which provides powerful workflow capabilities enabling non-programmers to model, prototype and deploy sophisticated human workflows within a business process without any coding.

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

     Policies related to revenue recognition require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. These sources may publish new authoritative guidance, which might impact our current revenue recognition policy. We continue to evaluate our revenue recognition policy as new authoritative interpretations and guidance are published, and where appropriate, may modify our revenue recognition policy. Application of our revenue recognition policy requires a review of our license and professional services agreements with customers and may require management to exercise judgment in evaluating, among other things, whether delivery has occurred, payments are fixed and determinable, collection is probable, and where applicable, if vendor-specific objective evidence of fair value exists for undelivered elements of the contract. In the event judgment in the application of our revenue recognition policy is incorrect, the revenue recognized by us could be impacted.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses, which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the creditworthiness of customers and collectability of receivables by using information such as credit reports from third parties, published or publicly available financial information, customer specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation of Private Company Equity Investments

     We record an investment impairment charge when we believe an investment in corporate debt securities or in equity securities of private companies has declined in value and that such a decline is other than temporary. The determination of the value of the investments is based on information provided to us from the private companies such as audited financial statements, valuations based on recent sales of equity, projections, representations by management, and third party valuations if available. Future adverse changes in market conditions or poor operating results of the underlying companies could result in losses or a perceived inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. As of September 30, 2002, we had a remaining balance of $1.8 million in private company equity investments.

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

Foreign Currency Effects

     The functional currency for our foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in other comprehensive income or loss. To the extent assets and liabilities of the foreign operations are realized or the foreign operations are expected to pay back the intercompany debt in the foreseeable future, amounts previously reported in other comprehensive income or loss would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

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

RESULTS OF OPERATIONS

     The following table summarizes the results of our operations for the three and six months ended September 30, 2002 compared with the three and six months ended September 30, 2001 (in thousands):

		Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2002	2001	Change	2002	2001	Change

Total revenue	$46,162	$40,737	13%	$93,843	$96,134	(2)%
Gross Profit	34,893	29,989	16%	72,096	72,094	0%
% of total revenue	76%	74%		77%	75%
Total operating expenses	39,687	65,890	(40)%	81,351	130,610	(38)%
% of total revenue	86%	162%		87%	136%
Operating loss	(4,794)	(35,901)	(87)%	(9,255)	(58,516)	(84)%
% of total revenue	(10)%	(88)%		(10)%	(61)%
Net loss	$(4,881)	$(33,171)	(85)%	$(8,003)	$(53,109)	(85)%
% of total revenue	(11)%	(81)%		(9)%	(55)%

     Total revenue decreased by approximately $2.3 million, or 2%, to $93.8 million for the six months ended September 30, 2002 from $96.1 million for the six months ended September 30, 2001. We believe this decrease is due primarily to the continued global economic weakness and decline in technology spending. During the quarter ended September 30, 2002, total revenue increased approximately $5.4 million, or 13%, to $46.1 million from $40.7 million for the quarter ended September 30, 2001. The increase was principally due to increased license revenue in the Asia Pacific and Americas regions and increases in maintenance revenue in all regions offset by decreases in professional services revenue. License revenue in the quarter ended September 30, 2001 were impacted by the events of September 11, 2001 as well as the weakness in the global economy.

     Our net loss of $8.0 million for the six months ended September 30, 2002 decreased by approximately $45.1 million, or 85%, from the six months ended September 30, 2001. During the quarter ended September 30, 2002, our net loss decreased by approximately $28.3 million, or 85%, to $4.9 million from $33.2 million for the quarter ended September 30, 2001. The decrease in net loss for the quarter and six months ended September 30, 2002 was primarily due to a reduction in goodwill amortization, restructuring charges, amortization of deferred compensation costs and operating expenses.

Revenue

     The following table summarizes the Company’s revenue for the quarter and six months ended September 30, 2002 compared with the quarter and six months ended September 30, 2001 (in thousands):

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2002	2001	Change	2002	2001	Change

License	$26,475	$21,742	22%	$55,144	$58,546	(6)%
Professional services	8,584	9,401	(9)%	16,786	19,092	(12)%
Maintenance	11,103	9,594	16%	21,913	18,496	18%

Total revenue	$46,162	$40,737	13%	$93,843	$96,134	(2)%

     Total revenue decreased by approximately 2% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001. The decrease in license and professional services revenue during the six month period was substantially offset by an increase in maintenance revenue. During the quarter ended September 30, 2002, total revenue increased 13% compared to the quarter ended September 30, 2001 due to an increase in license and maintenance revenue, which was partially offset by a decrease in professional services revenue. License revenues for the quarter ended September 30, 2001 were negatively impacted by the events of September 11, 2001, while license revenue for the quarter ended September 30, 2002 was positively affected by sales of webMethods Workflow and webMethods Manager, which began shipping in March 2002 and July 2002, respectively.

     For the six months ended September 30, 2002, license revenue decreased by approximately $3.4 million, or 6%, to $55.1 million from $58.5 million for the six months ended September 30, 2001. This decrease was principally due to the weakness in the global economy, longer sales cycles and the decline in technology spending. License revenue increased by approximately $4.8 million, or 22%, to $26.5 million in the quarter ended September 30, 2002 from $21.7 million in the quarter ended September 30, 2001. License revenue increased in both The Americas and Asia Pacific and was flat in Europe during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. Americas license revenue during the quarter ended September 30, 2001 was negatively impacted by the deferral in technology spending and the events of September 11, 2001. Asia Pacific license revenue grew in the quarter ended September 30, 2002 due to increased acceptance of our software and a large transaction with a new customer in Japan.

     For the six months ended September 30, 2002, professional services revenue decreased by approximately $2.3 million, or 12%, to $16.8 million from $19.1 million for the six months ended September 30, 2002. Professional services revenue decreased by approximately $817,000, or 9%, to $8.6 million from $9.4 million for the quarter ended September 30, 2001. This decrease in professional services revenue was due to the increase in system integrator led customer implementations, and, to a lesser extent, an increase in the self-sufficiency of existing customers to expand the deployment of our products.

     For the six months ended September 30, 2002, maintenance revenue increased by approximately $3.4 million, or 18%, to $21.9 million from $18.5 million for the six months ended September 30, 2001. For the quarter ended September 30, 2002, maintenance revenue increased by approximately $1.5 million, or 16%, to $11.1 million from $9.6 million for the quarter ended September 30, 2001. These increases were due primarily to the increase in customers licensing our software, the renewal of existing maintenance contracts and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.

     The following table summarizes the Company’s net revenue by geographic region for the quarter and six months ended September 30, 2002 compared with the quarter and six months ended September 30, 2001 (in thousands):

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2002	2001	Change	2002	2001	Change

Americas	$30,441	$29,946	2%	$63,265	$70,312	(10)%
Europe	7,308	7,007	4%	16,538	17,817	(7)%
Asia Pacific	8,413	3,784	122%	14,040	8,005	75%

Total Revenue	$46,162	$40,737	13%	$93,843	$96,134	(2)%

     For the six months ended September 30, 2002, revenue from the Americas decreased by approximately $7.0 million, or 10%, to $63.3 million from $70.3 million for the six months ended September 30, 2001. We believe this decrease was due primarily to the continued economic slowdown and the decline in technology spending. For the quarter ended September 30, 2002, revenue from the Americas increased approximately $495,000, or 2%, to $30.4 million from $29.9 million for the quarter ended September 30, 2001. Increases in Americas license and maintenance revenue during the quarter ended September 30, 2002 were offset by a decline in professional services revenue.

     For the quarter and six month periods ended September 30, 2002, revenue from Europe and Asia Pacific (“international revenue”) increased by approximately $4.9 million, or 46%, and approximately $4.8 million, or 18%, to $15.7 million and $30.6 million, respectively, as compared to the quarter and six month periods ended September 30, 2001. International revenue accounted for 34% of our total revenue in the quarter ended September 30, 2002, as compared to 26% in the quarter ended September 30, 2001. The increases in international revenue were principally due to our increased focus and investments in the Asia Pacific region, an increased acceptance of our software in this region and larger deals sizes, particularly in Japan.

Gross Margin

     The following table summarizes the Company’s gross profit by type of revenue, excluding stock based compensation, for the quarter and six months ended September 30, 2002 compared with the quarter and six months ended September 30, 2001:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

License margin	98%	97%	99%	98%
Professional services and maintenance margin	46%	48%	46%	40%
Gross Margin	76%	74%	77%	75%

     We improved our total gross margin, excluding stock based compensation, to 77% for the six months ended September 30, 2002 from 75% for the six months ended September 30, 2001. For the quarter ending September 30, 2002, we improved our total gross margin excluding stock based compensation to 76% from 74% for the quarter ending September 30, 2001.

     Our cost of license revenue, excluding stock based compensation, consists of royalties for products licensed from third parties. Our gross profit on license revenue, excluding stock based compensation, was 99% and 98% for the six months ended September 30, 2002 and 2001, respectively. Our gross profit on license revenue, excluding stock based compensation, was 98% and 97% for the quarter ended September 30, 2002 and 2001, respectively. These improvements in license gross profit, excluding stock based compensation, are due primarily to the end of the amortization period under certain third party OEM contracts.

     Our cost of professional services and maintenance, excluding stock based compensation, consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on maintenance and services, excluding stock based compensation, was 46% and 40%, respectively, for the six months ended September 2002 and 2001 and 46% and 48%, respectively, for the quarters ended September 30, 2002 and 2001. The six month improvement in these margins is due primarily to lower costs of professional services due to a decrease in our number of professional services personnel. The quarterly decline in these margins for the period ended September 30, 2002 primarily reflects the increased use of subcontractors for implementation and customer support projects.

Operating Expenses

     The following table presents certain information regarding the Company’s operating expenses during the quarter and six months ended September 30, 2002 compared with the quarter and six months ended September 30, 2001 (in thousands):

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2002	2002	Change	2002	2001	Change

Operating Expenses:
Sales and Marketing*	$22,592	$24,109	(6)%	$46,902	$54,309	(14)%
% of Total Revenue	49%	59%		50%	56%
Research and Development*	11,821	12,110	(2)%	24,100	25,409	(5)%
% Total Revenue	26%	30%		26%	26%
General and Administrative*	4,228	4,711	(10)%	8,293	10,614	(22)%
% of Total Revenue	9%	12%		9%	11%
Stock Based Compensation	1,046	7,201	(85)%	2,056	12,010	(83)%
% of Total Revenue	2%	18%		2%	12%
Restructuring costs	—	7,243	(100)%	—	7,243	(100)%
% of Total Revenue	0%	18%		0%	8%
Amoritization of Goodwill and Intangibles	—	10,516	(100)%	—	21,025	(100)%
% of Total Revenue	0%	26%		0%	22%
Operating Expenses:	$39,687	$65,890	40%	$81,351	$130,610	(38)%
% of Total Revenue	86%	162%		87%	136%

*	Excludes stock based compensation and warrant charge.

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation, restructuring charges, and amortization of goodwill and intangibles. Our sales and marketing expenses also include amortization of a warrant charge.

     In July 2001, we took decisive actions to reduce our operating expenses to realign our cost structure to address the changing market conditions caused by the slowing of the global economy and technology spending. As part of this action, we reduced our headcount by 14% or 150 employees through a reduction in force, closed excess sales offices and consolidated our California facilities into two locations. The headcount reductions were across all departments with the exception of customer support. Since the restructuring, we have reduced our quarterly operating expenses, excluding stock based compensation and warrant charge, and amortization of goodwill and intangibles, by approximately 22% from $49.4 million in the quarter ended June 30, 2001, to $38.6 million in the quarter ended September 30, 2002.

     Sales and marketing expenses, excluding stock based compensation and warrant charge, decreased by approximately $7.4 million, or 14% to $46.9 million for the six months ended September 30, 2002 from $54.3 for the six months ended September 30, 2001 and represented 50% and 56% of total revenue, respectively. This decrease was primarily due to sales and marketing headcount reductions which were done in July of 2001. During the quarter ended September 30, 2002, sales and marketing expense, excluding stock based compensation and warrant charge, decreased $1.5 million, or 6% to $22.6 million from $24.1 million for the quarter ended September 30, 2001 and represented 49% and 59% of total revenue respectively. This decrease was primarily due to additional sales and marketing headcount reductions, a reduction in sales assistance fees, a decrease in recruiting fees, and a decrease in marketing trade show activity in the quarter ended September 30, 2002.

     Research and development expenses, excluding stock based compensation, decreased by approximately $1.3 million, or 5% to $24.1 million for the six months ended September 30, 2002 from $25.4 million for the six months ended September 30, 2001 and each represented 26% of total revenue. This decrease is primarily due to reduced headcount associated with the July 2001 restructuring. During the quarter ended September 30, 2002, research and development expenses, excluding stock based compensation, decreased approximately $289,000, or 2% to $11.8 million from $12.1 million for the quarter ended September 30, 2001 and represented 26% and 30% of total revenues, respectively. This decrease was primarily due to decreases in compensation and benefits expense, travel expense, and contractor expenses.

     General and administrative expenses, excluding stock based compensation, decreased by approximately $2.3 million, or 22% to $8.3 million for the six months ended September 30, 2002 from $10.6 million for the six months ended September 30, 2001 and represented 9% and 11% of total revenue, respectively. This decrease was primarily due to reduced headcount associated with the July 2001 restructuring. During the quarter ended September 30, 2002, general and administrative expenses, excluding stock based compensation, decreased approximately $483,000, or 10% to $4.2 million from $4.7 million for the quarter ended September 30, 2001 and represented 9% and 12% of total revenue respectively. This decrease was primarily attributable to a decrease in provision for allowance for doubtful accounts and to a lesser degree, decreases in external legal and other professional fees.

     Stock based compensation and warrant charge were $2.2 million and $12.3 million during the six months ended September 30, 2002 and 2001, respectively, of which $152,000 and $321,000, respectively, was included in cost of sales. During the quarters ended September 30, 2002 and 2001, stock based compensation and warrant charge were $1.1 million and $7.3 million, respectively, of which $76,000 and $129,000 was included in cost of sales. Deferred stock based compensation and warrant charge were recorded for the following transactions:

     (i)  In connection with the grant of stock options to employees and non-employee directors during the quarters ended June 30, 2000 and 1999, we recorded aggregate unearned compensation of $15.5 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options.

     (ii)  As a result of the acquisitions of Translink Software, Inc., Premier Software Technology, Inc. and Alier, Inc., we recorded a deferred stock compensation charge of $27.9 million related to restricted stock issued to stockholders of the acquired companies.

     (iii)  In June 2001 we entered into an OEM/Reseller agreement with i2 Technologies (i2) and issued a warrant, which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant, based on the Black-Scholes valuation model, was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10.0 million over the term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

     The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

     We recorded goodwill and intangible assets in connection with the acquisition of Premier and Translink in fiscal 2001 and Alier in fiscal 2000. The estimated useful life of the goodwill and the acquired intangibles during the quarter ended September 30, 2001 was three years for trained and acquired assembled workforce, one year for license agreements, two years for non-compete agreements, three years for goodwill and four years for favorable lease terms. We recorded $10.5 million of amortization of goodwill and acquired intangibles in the quarter ended September 30, 2001. Amortization of the goodwill and acquired intangibles ceased on April 1, 2002 upon our adoption of SFAS No. 142 (see “Recently Issued Accounting Pronouncements” for more information).

Interest income, net

     Net interest income decreased by approximately $3.1 million, or 58%, to $2.3 million for the six months ended September 30, 2002 from $5.4 million for the six months ended September 30, 2001. During the quarter ended September 30, 2002, net interest income decreased $1.8 million, or 67%, to $913,000 from $2.7 million for the quarter ended September 30, 2001. These decreases were primarily attributable to lower interest rates on corporate paper, bonds and money market funds in the respective period of fiscal 2003, compared to those in the same period in the prior year.

Income taxes

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial statistics and information for the six month periods ended September 30, 2002 and 2001:

	September 30,	September 30,
	2002	2001

	(in thousands)
Cash, marketable securities and long term marketable securities	$198,741	$212,555
Working capital	$141,554	$138,445

     Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at September 30, 2002, showed a 6% decrease in our cash and investments and a 2% increase in our working capital from our positions at September 30, 2001. The increase in working capital is primarily due to an increase in accounts receivable and prepaid expenses at September 30, 2002, as compared to September 30, 2001.

     Net cash used in operating activities was $14.6 million during the six months ended September 30, 2002, and approximately $3.0 million was provided by operating activities during the six months ended September 30, 2001. The increase in net cash used in operating activities from 2001 to 2002 was due primarily to larger decreases in our deferred revenue, accounts payable and accrued salaries and commissions for the six months ended September 30, 2002 compared to decreases in the six months ended September 30, 2001.

     Net cash used in investing activities during the six months ended September 30, 2002 and 2001, was $20.7 million and $19.3 million, respectively. This was primarily due to the purchase of marketable securities and, to a lesser extent, to the purchase of property and equipment. Capital expenditures were $2.0 million and $3.6 million during the six months ended September 30, 2002 and 2001, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

We generally fund capital expenditures either through capital leases or the use of working capital. Net cash used in investing activities was offset by the sale of an investment in a private company during the six months ended September 30, 2001.

     Net cash provided by financing activities was $3.0 million and $4.7 million during the six months ended September 30, 2002 and 2001, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock option and employee stock purchase plan purchases during the respective periods and borrowings under lease agreements during the six months ended September 30, 2002.

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

     We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, uncertainties and economic after-effects of terrorist acts or other major, unanticipated events may impact our quarterly operating results. In our fiscal 2002 and the first two quarter of fiscal year 2003, we closed a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until November 1, 2002, the closing price of webMethods’ stock on NASDAQ has ranged from a high of $336.25 to a low of $4.25.

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

     We rely on strategic partnerships with software vendors, alliances with major system integrators and other similar relationships to implement and promote our software and, if these relationships terminate, we may lose important deals and marketing opportunities.

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

Third party claims that we infringe upon their intellectual property rights could be costly to defend or settle or could damage our business.

     We cannot be certain that our software and the services do not infringe issued patents, copyrights or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we may be increasingly subject to legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products and integration technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties may bring claims of infringement against us. Such claims may be with or without merit. Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity could be very time-consuming and could result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of webMethods common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourself and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition and the price of webMethods common stock.

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

     We expect that the rapid evolution of integration software and standards and web services technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems or enterprise applications, will require us to adapt our software to remain competitive. Our software could become obsolete, unmarketable or less desirable to prospective customers if we are unable to adapt to new technologies or standards. Software as complex as ours often contains known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. The reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software and could damage the reputation of our software in the marketplace. Although we attempt to resolve all errors that we believe would be considered serious by our customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software experiences performance problems, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers depend on our software for their critical systems and business functions, any interruptions could cause our customers to initiate product liability suits against us.

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

     We commenced operations in September 1996 and commercially released our first software product in September 1998. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995 and commercially released its first software product in August 1996. We have been operating as a combined company since August 2000. If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of achieving and maintaining profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock. Our software is complex and generally involves significant capital expenditures by our customers. We do not have a long history of selling our software, and we often have to devote substantial resources to educate prospective customers about the benefits of our software. Our efforts to educate potential customers may not result in our software being accepted by the potential customer or achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third party software such as ours. Furthermore, even if our software is effective, our potential customers may not choose it for technical, cost, support or other reasons. If the market for our software fails to grow or grows more slowly than we anticipate, our business could suffer.

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

     Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect our intellectual property rights. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs, may not result in timely relief and may not be successful. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition.

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

We adopted a shareholder rights plan in October 2001, and previously implemented certain provisions in our certificate of incorporation and bylaws, that may have anti-takeover effects.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. In the event we acquire goodwill subsequent to June 30, 2001 it will not be amortized. We adopted SFAS No. 142 on April 1, 2002 and, at that time, stopped amortizing goodwill that resulted from business combinations completed prior to the adoption of SFAS No. 141. See note 2 to the financial statements (recent accounting pronouncements) for the impact of these standards.

     In September 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

     Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes, and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of September 30, 2002, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

     Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balances with our subsidiaries located in Australia, England, France, Germany, Japan, the Netherlands, Korea, Hong Kong, Malaysia, the People’s Republic of China and Singapore. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, Singapore dollar, Australian dollar, or yen against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

     Notwithstanding the foregoing, the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of our investments and accounts, and the indirect effects of fluctuations in foreign currency could have a material adverse effect on our business, financial condition and results of operations. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S. foreign and global economics, which could materially adversely affect our business, financial condition, results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report on Form 10-Q has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 30, 2001, a purported class action lawsuit was filed in the Southern District of New York naming webMethods, Inc., several of its executive officers at the time of our initial public offering and the managing underwriters of our initial public offering as defendants. The complaint, as amended, alleges that webMethods’ initial public offering registration statement and final prospectus contained material misrepresentations and omissions related in part to certain commissions allegedly solicited and received by the underwriters, and tie-in arrangements allegedly demanded by the underwriters, in connection with their allocation of shares in our initial public offering. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between February 10, 2000 and December 6, 2000. This case is at an early stage and has been consolidated with similar actions; the defendant issuers have moved to dismiss part or all of the complaints. Management believes that the claims against webMethods and its officers are without merit, and we intend to defend against the complaint vigorously.

     From time to time, the Company is involved in other disputes and litigation in the normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of September 30, 2002, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
99.1*	Certification of Chief Executive Officer
99.2*	Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended June 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended June 31, 2002 (File No. 001-15681).

*	Filed herewith.

     (b)  Reports on Form 8-K. webMethods, Inc. filed no reports on Form 8-K since the beginning of its fiscal quarter on July 1, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC

Date: November 12, 2002	By: /s/ PHILLIP MERRICK

Phillip Merrick
Chairman of the Board and
Chief Executive Officer

Date: November 12, 2002	By: /s/ MARY DRIDI

Mary Dridi
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Phillip Merrick, the Chairman and Chief Executive Officer of webMethods, Inc., have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002. I hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of webMethods, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.     The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer, and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.     The issuer’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ PHILLIP MERRICK

Name: Phillip Merrick
Title: Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Mary Dridi, the Executive Vice President and Chief Financial Officer of webMethods, Inc., have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002. I hereby certify that:

1.     I have reviewed this quarterly report on Form 10-Q of webMethods, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.     The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer, and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

7.     The issuer’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MARY DRIDI

Name: Mary Dridi
Title: Chief Financial Officer and
Executive Vice President