Form 10-Q
period 2002-12-31
WEBMETHODS INC
filed 2003-02-12
CIK 1035096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     As of February 5, 2003, 51,656,796 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2002
(unaudited) and March 31, 2002
Condensed Consolidated Statements of Operations and Comprehensive
Loss (unaudited) - Three and nine months ended December 31, 2002 and 2001
Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended December 31, 2002 and 2001
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management's Discussion and Analysis of Financial Condition and
Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

Part II	Other Information
Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I
FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	DECEMBER 31,	MARCH 31,
	2002	2002
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$74,264	$98,497
Marketable securities available for sale	116,420	113,345
Accounts receivable, net of allowance of $2,875 and $3,685	44,656	46,417
Prepaid expenses and other current assets	6,670	7,516

Total current assets	242,010	265,775
Marketable securities available for sale	9,335	—
Property and equipment, net	13,435	17,181
Goodwill and acquired intangibles, net	29,838	29,838
Other assets	9,648	11,269

Total assets	$304,266	$324,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,015	$15,105
Accrued expenses	14,469	16,170
Accrued salaries and commissions	12,879	15,594
Deferred revenue	39,373	37,298
Current portion of capital lease obligations	3,747	2,699

Total current liabilities	79,483	86,866
Capital lease obligations, net of current portion and other	823	1,765
Long term deferred revenue	9,208	19,888

Total liabilities	89,514	108,519

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,343,397 and 50,477,383 shares issued and outstanding	513	505
Additional paid-in capital	514,340	510,281
Deferred stock compensation and warrant charge	(11,630)	(14,875)
Accumulated deficit	(288,606)	(279,864)
Accumulated other comprehensive income (loss)	135	(503)

Total stockholders’ equity	214,752	215,544

Total liabilities and stockholders’ equity	$304,266	$324,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2002	2001	2002	2001

Revenue:
License	$33,940	$30,434	$89,084	$88,980
Professional services	7,951	8,852	24,737	27,944
Maintenance	11,919	9,828	33,832	28,324

Total revenue	53,810	49,114	147,653	145,248

Cost of revenue:
License	765	613	1,425	1,965
Professional services and maintenance:
Stock based compensation	65	47	218	368
Other professional services and maintenance costs	10,409	10,050	31,344	32,417

Total cost of revenue	11,239	10,710	32,987	34,750

Gross profit	42,571	38,404	114,666	110,498
Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	896	411	2,848	2,077
Other sales and marketing costs	24,309	26,063	71,211	80,372
Research and development:
Stock based compensation	26	1,872	85	12,077
Other research and development costs	12,059	12,219	36,159	37,628
General and administrative:
Stock based compensation	—	27	44	166
Other general and administrative costs	4,758	4,573	13,051	15,187
Restructuring costs	2,237	—	2,237	7,243
Amortization of goodwill and acquired intangibles	—	8,876	—	29,901

Total operating expenses	44,285	54,041	125,635	184,651

Operating loss	(1,714)	(15,637)	(10,969)	(74,153)
Interest income, net	975	1,782	3,227	7,189
Impairment of equity investment in private company	—	—	(1,000)	—

Net loss	$(739)	$(13,855)	$(8,742)	$(66,964)

Basic and diluted net loss per common share	$(0.01)	$(0.28)	$(0.17)	$(1.36)

Shares used in computing basic and diluted net loss per common share	51,046,792	49,574,861	50,821,804	49,255,976

Comprehensive loss:
Net loss	$(739)	$(13,855)	$(8,742)	$(66,964)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities available for sale	128	(373)	(102)	(85)
Foreign currency cumulative translation adjustment	414	(240)	740	(409)

Total comprehensive loss	$(197)	$(14,468)	$(8,104)	$(67,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	NINE MONTHS ENDED DECEMBER 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(8,742)	$(66,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,531	6,146
Provision for allowance for doubtful accounts	214	2,360
Loss on disposal of equipment	—	572
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	3,195	14,688
Impairment of equity investment in private company	1,000	—
Amortization of goodwill and intangibles	—	29,901
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	3,392	13,880
Prepaid expenses and other current assets	1,039	3,736
Other non-current assets	910	(378)
Accounts payable	(6,699)	76
Accrued expenses	(1,928)	8,956
Accrued salaries and commissions	(2,493)	(155)
Accrued ESPP	(891)	(2,497)
Deferred revenue	(10,054)	(9,603)

Net cash (used in) provided by operating activities	(13,526)	718

Cash flows from investing activities:
Purchases of property and equipment	(2,459)	(4,642)
Net purchases of marketable securities available for sale	(12,515)	(42,860)
Sale of investment in private company	—	2,000

Net cash used in investing activities	(14,974)	(45,502)

Cash flows from financing activities:
Borrowings under leasing agreements	2,500	—
Payments on capital leases	(3,467)	(2,167)
Proceeds from exercise of stock options and stock issued under the ESPP	4,119	8,321

Net cash provided by financing activities	3,152	6,154
Effect of exchange rate on cash and cash equivalents	1,115	(236)

Net decrease in cash and cash equivalents	(24,233)	(38,866)
Cash and cash equivalents at beginning of period	98,497	109,713
Cash and cash equivalents at end of period	$74,264	$70,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2002. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year or any future period.

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

     The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been in effect for the quarter and nine months ended December 31, 2001 and 2002 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2002	2001	2002	2001

Net loss	$(739)	$(13,855)	$(8,742)	$(66,964)
Adjustments:
Amortization of goodwill	—	8,849	—	29,691

Adjusted net loss	$(739)	$(5,006)	$(8,742)	$(37,273)
Weighted average shares-basic and diluted	51,046,792	49,574,861	50,821,804	49,255,976

Adjusted basic and diluted EPS	$(0.01)	$(0.10)	$(0.17)	$(0.76)
Reported basic and diluted EPS	$(0.01)	$(0.28)	$(0.17)	$(1.36)

     There was no impairment recorded for the quarter and nine months ended December 31, 2002.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment to FAS 123. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

3. INVESTMENTS IN PRIVATE COMPANIES

     In April 2002, the Company made an equity investment of approximately $1 million and a $1 million convertible debt investment in a third party, as a result of which the Company held, at December 31, 2002, an equity ownership position of less than 4% on a fully-diluted basis (excluding conversion of convertible notes). The Company recorded approximately $453,000 in royalty expenses for the quarter ended December 31, 2002 and approximately $794,000 for the nine months ended December 31, 2002 with this third party who shares a common Board member with the Company. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in this equity investment. After that impairment charge, the Company had a remaining balance of $1.8 million in equity investment in this private company. There was no impairment of this investment recorded in the quarter ended December 31, 2002 or December 31, 2001.

     In September 2002, the Company recorded an other-than-temporary decline in value of $1.0 million in another one of the equity investments the Company made in a private company during 2000. After that impairment charge, the Company had a remaining balance of $0 in equity investment in this private company.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Information regarding cash flow is as follows (in thousands):

	NINE MONTHS ENDED
	DECEMBER 31,

	2002	2001

Cash paid during the period for interest	$546	$387

Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,070	$2,911

Change in net unrealized loss on marketable securities	$102	$(85)

5. SEGMENT INFORMATION

     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

REVENUE	2002	2001	2002	2001

Americas	$38,847	$35,130	$102,112	$105,442
Europe	9,463	8,734	26,001	26,552
Asia Pacific	5,500	5,250	19,540	13,254

Total	$53,810	$49,114	$147,653	$145,248

	AS OF	AS OF
	DECEMBER 31,	MARCH 31,
LONG LIVED ASSETS	2002	2002

Americas	$58,830	$55,360
Europe	1,885	1,555
Asia Pacific	1,541	1,373

Total	$62,256	$58,288

6. RESTRUCTURING CHARGES

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

     During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million due to a further headcount reduction of approximately 43 employees or 5% of the workforce. As of December 31, 2002 and March 31, 2002, respectively, $2.0 million and $3.0 million of restructuring charges remained unpaid. This unpaid portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

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

Overview of Third Quarter of Fiscal 2003

     Our total revenue for the third quarter ended December 31, 2002 was $53.8 million, an increase of 10% compared to the quarter ended December 31, 2001. This increase in revenue was due primarily to the $3.5 million, or 12%, increase in license revenue and the $2.1 million, or 21%, increase in maintenance revenue, offset by the $901,000, or 10%, decrease in professional services revenue for the quarter. We decreased our net loss to $739,000 in the quarter ended December 31, 2002 from $13.9 million from the quarter ended December 31, 2001 primarily due to an increase in revenue of $4.7 million, a reduction in goodwill amortization of $8.9 million resulting from the adoption of SFAS No. 142 (see “Recently Issued Accounting Pronouncements”), a reduction of $1.4 million of amortization relating to deferred compensation costs and a reduction in other operating expenses, offset by a $2.2 million increase in restructuring costs.

     License revenue increased by approximately $3.5 million, or 12%, to $33.9 million for the quarter ended December 31, 2002 from $30.4 million for the quarter ended December 31, 2001. Professional services revenue decreased by approximately $901,000, or 10%, to $8.0 million for the quarter ended December 31, 2002 from $8.9 million for the quarter ended December 31, 2001. This decrease in professional services revenue was due primarily to a decrease in our billable consultants and, to a lesser extent, an increase in the self-sufficiency of our customers to do their own implementations and an increase in systems integrator led customer implementations. Maintenance revenue increased by approximately $2.1 million, or 21%, to $11.9 million for the quarter ended December 31, 2002 from $9.8 million for the quarter ended December 31, 2001. This increase is due primarily to the increase in customers purchasing our software and related maintenance contracts.

     We have continued to focus on cost management while continuing to expand and service our customer base. While our total revenues increased by 10% during the quarter ended December 31, 2002, as compared to the quarter ended December 31, 2001, our operating expenses were lower in the same period. The increase in revenue and the decrease in expenses resulted in an improvement in operating loss and net loss for the quarter ended December 31, 2002.

     We continue to sell our integration platform to Global 2000 customers through our direct sales force augmented by system integrators, through our relationships with application software partners and internationally through resellers and distributors. We license our software to customers primarily on a perpetual basis and to a lesser extent on a renewable basis. As of December 31, 2002, we had over 900 customers. Existing customers accounted for more than 50% of our license revenue in the quarter ended December 31, 2002 as a result of their expanded use of our software. No customer accounted for more than 10% of our total revenue in the quarters ended December 31, 2002 and 2001.

     We continue to believe one of our competitive differentiators is our strong partnerships with application software companies and system integrators. Under our partnerships with application software vendors, which include i2 Technologies, J.D. Edwards, SAP AG and Siebel Systems, the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Our application and system integrator partners actively assist us in selling the full webMethods integration platform to their customers, making us the logical choice for enterprise-wide integration initiatives. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partners. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once the license fee payment from the joint customer is received. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during the quarter ended December 31, 2002.

     Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers, and a substantial portion of our license revenue in the quarter ended December 31, 2002 came from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest as we strive to achieve an advantageous positioning relative to our competition resulting in recognized industry and technology leadership and increasing market share.

     During the quarter ended September 30, 2002, we began shipping webMethods Manager and webMethods 6, the next-generation of our comprehensive integration platform. webMethods 6 is a standards-based, massively scalable integration platform designed to be the foundation for next generation integration suites, and is built on a fully service-oriented architecture so that customers can leverage integration and Web services more widely and flexibly across their enterprise and assemble solutions that meet their specific needs. During the quarter ended March 31, 2002, we introduced and began shipping our Workflow product, which provides powerful workflow capabilities enabling non-programmers to model, prototype and deploy sophisticated human workflows within a business process without any coding.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates, on an on-going basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ for these estimates under different assumptions or conditions.

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

Valuation of Private Company Equity Investments

     We record an investment impairment charge when we believe an investment in corporate debt securities or in equity securities of private companies has declined in value and that such a decline is other than temporary. The determination of the value of the investments is based on information provided to us from the private companies such as audited financial statements, valuations based on recent sales of equity, projections, representations by management, and third party valuations if available. Future adverse changes in market conditions or poor operating results of the underlying companies could result in losses or a perceived inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. As of December 31, 2002, we had a remaining balance of $1.8 million in private company equity investments.

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

Accounting for Income Taxes

     We have recorded a tax valuation allowance to reduce our deferred tax assets to the amount that is expected to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax asset in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

     The following table summarizes the results of our operations for the quarter and nine months ended December 31, 2002 compared with the quarter and nine months ended December 31, 2001 (in thousands):

	Three Months Ended			Nine Months Ended

	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2002	2001	Change	2002	2001	Change

Total revenue	$53,810	$49,114	10%	$147,653	$145,248	2%
Gross Profit	42,571	38,404	11%	114,666	110,498	4%
% of total revenue	79%	78%		78%	76%
Total operating expenses	44,285	54,041	(18)%	125,635	184,651	(32)%
% of total revenue	82%	110%		85%	127%
Operating loss	(1,714)	(15,637)	(89)%	(10,969)	(74,153)	(85)%
% of total revenue	(3)%	(32)%		(7)%	(51)%
Net loss	$(739)	$(13,855)	(95)%	$(8,742)	$(66,964)	(87)%
% of total revenue	(1)%	(28)%		(6)%	(46)%

     Total revenue increased by approximately $2.4 million, or 2%, to $147.6 million for the nine months ended December 31, 2002 from $145.2 million for the nine months ended December 31, 2001. This increase is primarily attributable to an increase in sales to new and existing customers. During the quarter ended December 31, 2002, total revenue increased approximately $4.7 million, or 10%, to $53.8 million from $49.1 million for the quarter ended December 31, 2001. The increase was principally due to increased license revenue and maintenance revenue offset by a decrease in professional services revenue.

     Our net loss of $8.7 million for the nine months ended December 31, 2002 decreased by approximately $58.2 million, or 87%, from the nine months ended December 31, 2001. During the quarter ended December 31, 2002, our net loss decreased by approximately $13.1 million, or 95%, to $739,000 from $13.8 million for the quarter ended December 31, 2001. The decrease in net loss for the quarter and nine months ended December 31, 2002 was primarily due to a reduction in goodwill amortization, amortization of deferred compensation costs and a decrease in other operating expenses. The decrease in net loss for the nine months ended December 31, 2002 was also impacted by a reduction in restructuring charges.

Revenue

     The following table summarizes the Company’s revenue for the quarter and nine months ended December 31, 2002 compared with the quarter and nine months ended December 31, 2001 (in thousands):

	Three Months Ended			Nine Months Ended

	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2002	2001	Change	2002	2001	Change

License	$33,940	$30,434	12%	$89,084	$88,980	0%
Professional services	7,951	8,852	(10)%	24,737	27,944	(11)%
Maintenance	11,919	9,828	21%	33,832	28,324	19%

Total revenue	$53,810	$49,114	10%	$147,653	$145,248	2%

     Total revenue increased by approximately 2% for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001. The increase in license and maintenance revenue during the nine month period was substantially offset by a decrease in professional services revenue. During the quarter ended December 31, 2002, total revenue increased 10% compared to the quarter ended December 31, 2001 due to an increase in license and maintenance revenue, which was partially offset by a decrease in professional services revenue. License revenue for the quarter ended December 31, 2002 was positively affected by an increase in the number of larger deals as well as the introduction of new products such as webMethods Workflow, webMethods Manager, and webMethods 6.

     For the nine months ended December 31, 2002, license revenue remained relatively flat at $89.0 million as compared to the nine months ended December 31, 2001. License revenue increased by approximately $3.5 million, or 12%, to $33.9 million in the quarter ended December 31, 2002 from $30.4 million in the quarter ended December 31, 2001. This increase is primarily attributable to an increase in sales to new and existing customers. License revenue increased in both Americas and Europe and decreased in Asia Pacific during the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001.

     For the nine months ended December 31, 2002, professional services revenue decreased by approximately $3.2 million, or 11%, to $24.7 million from $27.9 million for the nine months ended December 31, 2001. For the quarter ended December 31, 2002, professional services revenue decreased by approximately $901,000, or 10%, to $8.0 million from $8.9 million for the quarter ended December 31, 2001. This decrease in professional services revenue was due to a decrease in billable consultants, the increase in system integrator led customer implementations, and, to a lesser extent, an increase in the self-sufficiency of existing customers to expand the deployment of our products.

     For the nine months ended December 31, 2002, maintenance revenue increased by approximately $5.5 million, or 19%, to $33.8 million from $28.3 million for the nine months ended December 31, 2001. For the quarter ended December 31, 2002, maintenance revenue increased by approximately $2.1 million, or 21%, to $11.9 million from $9.8 million for the quarter ended December 31, 2001. This increase is due primarily to the increase in customers purchasing our software and related maintenance contracts.

     The following table summarizes the Company’s net revenue by geographic region for the quarter and nine months ended December 31, 2002 compared with the quarter and nine months ended December 31, 2001 (in thousands):

	Three Months Ended			Nine Months Ended

	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2002	2001	Change	2002	2001	Change

Americas	$38,847	$35,130	11%	$102,112	$105,442	(3)%
Europe	9,463	8,734	8%	26,001	26,552	(2)%
Asia Pacific	5,500	5,250	5%	19,540	13,254	47%

Total Revenue	$53,810	$49,114	10%	$147,653	$145,248	2%

     For the nine months ended December 31, 2002, revenue from the Americas decreased by approximately $3.3 million, or 3%, to $102.1 million from $105.4 million for the nine months ended December 31, 2001. We believe this decrease was due primarily to the continued economic slowdown and the decline in technology spending. For the quarter ended December 31, 2002, revenue from the Americas increased approximately $3.7 million, or 11%, to $38.8 million from $35.1 million for the quarter ended December 31, 2001. Increases in Americas’ license and maintenance revenue during the quarter ended December 31, 2002 were offset by a decline in professional services revenue.

     For the quarter and nine month periods ended December 31, 2002, combined revenue from Europe and Asia Pacific (“international revenue”) increased by approximately $979,000, or 7%, and approximately $5.7 million, or 14%, to $15.0 million and $45.5 million, respectively, as compared to the quarter and nine months ended December 31, 2001. International revenue accounted for 28% and 31% of our total revenue for the quarter and nine months ended December 31, 2002 as compared to 28% and 27% for the quarter and nine months ended December 31, 2001. The increases in international revenue were principally due to our increased focus and investments in the Asia Pacific region, an increased acceptance of our software in this region and larger deal sizes.

Gross Margin

     The following table summarizes the Company’s gross profit by type of revenue, excluding stock based compensation, for the quarter and nine months ended December 31, 2002 compared with the quarter and nine months ended December 31, 2001:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

License margin	98%	98%	98%	98%
Professional services and maintenance margin	48%	46%	46%	42%
Gross margin	79%	78%	78%	76%

     We improved our total gross margin, excluding stock based compensation, to 78% for the nine months ended December 31, 2002 from 76% for the nine months ended December 31, 2001. For the quarter ending December 31, 2002, we improved our total gross margin, excluding stock based compensation, to 79% from 78% for the quarter ending December 31, 2001.

     Our cost of license revenue, excluding stock based compensation, consists of royalties for products licensed from third parties. Our gross profit on license revenue, excluding stock based compensation, was 98% for the quarters and nine months ended December 31, 2002 and 2001, respectively.

     Our cost of professional services and maintenance, excluding stock based compensation, consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on maintenance and services, excluding stock based compensation, was 46% and 42%, respectively, for the nine months ended December 2002 and 2001 and 48% and 46%, respectively, for the quarters ended December 31, 2002 and 2001. The nine month and quarterly improvement in these margins is due primarily to lower costs of professional services due to a decrease in our number of professional services personnel and reduced use of subcontractors.

Operating Expenses

     The following table presents certain information regarding the Company’s operating expenses during the quarter and nine months ended December 31, 2002 compared with the quarter and nine months ended December 31, 2001 (in thousands):

	Three Months Ended			Nine Months Ended

	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2002	2001	Change	2002	2001	Change

Operating Expenses:
Sales and Marketing*	$24,309	$26,063	(7)%	$71,211	$80,372	(11)%
% of Total Revenue	45%	53%		48%	55%
Research and Development*	12,059	12,219	(1)%	36,159	37,628	(4)%
% Total Revenue	22%	25%		24%	26%
General and Administrative*	4,758	4,573	4%	13,051	15,187	(14)%
% of Total Revenue	9%	9%		9%	10%
Stock Based Compensation	922	2,310	(60)%	2,977	14,320	(79)%
% of Total Revenue	2%	5%		2%	10%
Restructuring costs	2,237	—	100%	2,237	7,243	(69)%
% of Total Revenue	4%	0%		2%	5%
Amoritization of Goodwill and Intangibles	—	8,876	(100)%	—	29,901	(100)%
% of Total Revenue	0%	18%		0%	21%
Operating Expenses:	$44,285	$54,041	(18)%	$125,635	$184,651	(32)%
% of Total Revenue	82%	110%		85%	127%

*	Excludes stock based compensation and warrant charge; such amounts are shown separately on the line entitled “stock based compensation.”

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation, restructuring charges, and, during 2001, amortization of goodwill and intangibles. Our sales and marketing expenses also include amortization of a warrant charge.

     In July 2001, we took decisive actions to reduce our operating expenses to realign our cost structure to address the changing market conditions caused by the slowing of the global economy and technology spending. As part of this action, we reduced our headcount by 14% or 150 employees through a reduction in force, closed excess sales offices and consolidated our California facilities into two locations. The headcount reductions were across all departments with the exception of customer support. During the quarter ended December 31, 2002, the Company further reduced its headcount by 5% or an additional 43 employees.

     Sales and marketing expenses, excluding stock based compensation and warrant charge, decreased by approximately $9.2 million, or 11%, to $71.2 million for the nine months ended December 31, 2002 from $80.4 for the nine months ended December 31, 2001 and represented 48% and 55% of total revenue, respectively. This decrease was primarily due to sales and marketing headcount reductions which were done in July of 2001. During the quarter ended December 31, 2002, sales and marketing expense, excluding stock based compensation and warrant charge, decreased approximately $1.8 million, or 7% to $24.3 million from $26.1 million for the quarter ended December 31, 2001 and represented 45% and 53% of total revenue respectively. This decrease was primarily due to lower sales and marketing personnel costs, a reduction in sales assistance fees, and a decrease in recruiting fees. These decreases were offset by an increase in marketing trade show activity, particularly our annual Integration World event in October 2002.

     Research and development expenses, excluding stock based compensation, decreased by approximately $1.5 million, or 4% to $36.1 million for the nine months ended December 31, 2002 from $37.6 million for the nine months ended December 31, 2001 and represented 24% and 26% of total revenue, respectively. This decrease is primarily due to reduced headcount associated with the July 2001 restructuring. During the quarter ended December 31, 2002, research and development expenses, excluding stock based compensation, decreased approximately $160,000, or 1% to $12.0 million from $12.2 million for the quarter ended December 31, 2001 and represented 22% and 25% of total revenues, respectively. This decrease was primarily due to decreases in contractor expenses and travel, offset by increases in personnel costs.

     General and administrative expenses, excluding stock based compensation, decreased by approximately $2.1 million, or 14% to $13.1 million for the nine months ended December 31, 2002 from $15.2 million for the nine months ended December 31, 2001 and represented 9% and 10% of total revenue, respectively. This decrease was primarily due to reduced headcount associated with the July 2001 restructuring. During the quarter ended December 31, 2002, general and administrative expenses, excluding stock based compensation, increased approximately $185,000, or 4% to $4.8 million from $4.6 million for the quarter ended December 31, 2001 and both represented 9% of total revenue. This increase was primarily attributable to an increase in personnel costs and insurance expense.

     Stock based compensation and warrant charge were $3.2 million and $14.7 million during the nine months ended December 31, 2002 and 2001, respectively, of which $218,000 and $368,000, respectively, was included in cost of sales. During the quarters ended December 31, 2002 and 2001, stock based compensation and warrant charge were $987,000 and $2.4 million, respectively, of which $65,000 and $47,000 was included in cost of sales. Deferred stock based compensation and warrant charge were recorded for the following transactions:

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

     We recorded goodwill and intangible assets in connection with the acquisition of Premier and Translink in fiscal 2001 and Alier in fiscal 2000. The estimated useful life of the goodwill and the acquired intangibles during the quarter ended December 31, 2001 was three years for trained and acquired assembled workforce, one year for license agreements, two years for non-compete agreements, three years for goodwill and four years for favorable lease terms. We recorded $8.9 million of amortization of goodwill and acquired intangibles in the quarter ended December 31, 2001. Amortization of the goodwill and acquired intangibles ceased on April 1, 2002 upon our adoption of SFAS No. 142 (see “Recently Issued Accounting Pronouncements” for more information).

Interest income, net

     Net interest income decreased by approximately $4.0 million, or 55%, to $3.2 million for the nine months ended December 31, 2002 from $7.2 million for the nine months ended December 31, 2001. During the quarter ended December 31, 2002, net interest income decreased $807,000, or 45%, to $975,000 from $1.8 million for the quarter ended December 31, 2001. These decreases were primarily attributable to our lower average cash balance as well as lower interest rates on corporate paper, bonds and money market funds in the respective period of fiscal 2003, compared to those in the same period in the prior year.

Income taxes

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

LIQUIDITY AND CAPITAL RESOURCES

     The following table presents selected financial statistics and information as of December 31, 2002 compared to March 31, 2002:

	December 31,	March 31,
	2002	2002

	(in thousands)
Cash, marketable securities and long term marketable securities	$200,019	$211,842
Working capital	$162,527	$178,909

     Historically we have financed our operations and met our capital requirements through our revenue and the sales of equity securities. Our liquidity and financial position at December 31, 2002, showed a 6% decrease in our cash and investments and a 9% decrease in our working capital from our positions at March 31, 2002. The decrease in working capital is primarily due to a decrease in cash and cash equivalents, offset by decreases in accounts payable, and a decrease in accrued salaries and commissions at December 31, 2002, as compared to December 31, 2001.

     Net cash used in operating activities was $13.5 million during the nine months ended December 31, 2002, and as compared to $718,000 provided by operating activities during the nine months ended December 31, 2001. The increase in net cash used in operating activities from 2001 to 2002 was due primarily to larger decreases in our accounts payable, accrued expenses and accrued salaries and commissions for the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001.

     Net cash used in investing activities during the nine months ended December 31, 2002 and 2001, was $15.0 million and $45.5 million, respectively. This was primarily due to the purchase of marketable securities and, to a lesser extent, to the purchase of property and equipment. Capital expenditures were $2.5 million and $4.6 million during the nine months ended December 31, 2002 and 2001, respectively.

     Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures either through capital leases or the use of working capital. Net cash used in investing activities was offset by the sale of an investment in a private company during the nine months ended December 31, 2001.

     Net cash provided by financing activities was $3.2 million and $6.2 million during the nine months ended December 31, 2002 and 2001, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock option and employee stock purchase plan purchases during the respective periods and borrowings under lease agreements during the nine months ended December 31, 2002.

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

     We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, uncertainties and economic after-effects of terrorist acts or other major, unanticipated events may impact our quarterly operating results. In our fiscal 2002 and the first three quarters of fiscal year 2003, we closed a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until February 1, 2003, the closing price of webMethods’ stock on NASDAQ has ranged from a high of $336.25 to a low of $4.32.

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

     We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services and deferrals of purchases due to uncertainties and economic after-effects of terrorist acts, geopolitical developments or uncertainties or other major, unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in volatility in the market price of webMethods’ stock.

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

     We have established strategic relationships with enterprise application software vendors and system integration partners. These strategic partners provide us with important sales and marketing opportunities, create opportunities to upsell our products to customers already using our software embedded in their enterprise application products, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. If our relationships with any of these organizations were terminated or if we failed to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer. In general, our partners are not required to market or promote our software and generally are not restricted from working with competing integration software companies. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software rather than the products of competitors. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of the market for integration software could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which would harm our business.

We are trying to increase our sales to the US Government and to others in the public sector, and we may face difficulties in our attempts to procure new contracts with them.

     We are attempting to expand our customer base to include more entities and agencies within the US Government and state and local governments. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with the US Government also requires businesses to participate in a highly competitive bidding process to obtain new contracts. We are a young company, and we lack substantial experience in bidding for public sector contracts. We may be unable to bid competitively if our software and services are improperly priced or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a loss for webMethods if we fail to win a contract on which we submitted a bid. Furthermore, some agencies within the US Government may also require some or all of our personnel to obtain a security clearance. If our key personnel are unable to obtain or retain this clearance, we may be unsuccessful in our bid for some government contracts. The US Government may choose to change the way it procures new contracts, and it may adopt new rules or regulations governing contracts such as cost accounting standards. If these changes were implemented, they could cause our costs to increase and may make it difficult or impossible for us to obtain new contracts or keep any existing contracts when they expire or are subject to renewal.

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

We are a relatively young company and have a limited operating history with which to evaluate our respective business and the prospects of achieving our anticipated growth and of achieving and maintaining profitability.

     We commenced operations in September 1996 and commercially released our first software product in September 1998. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995 and commercially released its first software product in August 1996. We have been operating as a combined company since August 2000. If we do not generate sufficient revenue from our business to fund operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of achieving and maintaining profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

     Our penetration of the integration software market and the growth of our business achieved in our limited operating history is not necessarily indicative of our ability in the future to continue to penetrate that market and to grow our business as we anticipate. Our software is complex and generally involves significant capital expenditures by our customers. We often have to devote substantial resources to educate prospective customers about the benefits of our software. Our efforts to educate potential customers may not result in our software being accepted by the potential customer or achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third party software such as ours. Furthermore, even if our software is effective, our potential customers may not choose it for technical, cost, support, competitive, economic or other reasons. If the market for our software fails to grow or grows more slowly than we anticipate, or if our penetration of the integration software market and the growth of our business is less or slower than we anticipate, our business could suffer, and our ability to achieve and maintain profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

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

     In September 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

     In December 2002, the FAS issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment to FAS 123. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

     Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes, and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2002, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 10, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-91309) was declared effective by the Securities and Exchange Commission, pursuant to which 4,715,000 share of our common stock were offered and sold for our account at a price of $35.00 per share, generating aggregate gross proceeds of $165 million for the account of the Company. The managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., Dain Rauscher Wessels and Freidman Billings Ramsey. After deduction approximately $11.6 million in underwriting discounts and $1.5 million in other related expenses, the net proceeds of the offering were approximately $151.9 million. As of December 31, 2002, $151.9 million of the net proceeds were invested in cash and cash equivalents, short-term and long-term investments. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital to fund anticipated operating losses.

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

* Filed herewith.

     (b)  Reports on Form 8-K. webMethods, Inc. filed no reports on Form 8-K since the beginning of its fiscal quarter on October 1, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC

Date: February 7, 2003	By: /s/ PHILLIP MERRICK

Phillip Merrick Chairman of the Board and Chief Executive Officer

Date: February 7, 2003	By: /s/ MARY DRIDI

Mary Dridi Chief Financial Officer (Principal Financial Officer)