Form 10-K
period 2003-03-31
WEBMETHODS INC
filed 2003-06-20
CIK 1035096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

      As of September 30, 2002, there were 50,883,905 shares of the registrant’s Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant, based upon the closing sale price ($4.83) of such shares on the Nasdaq National Market for such date, was approximately $132,400,000. Shares of the registrant’s Common Stock held by each executive officer and director of the registrant, and by each entity publicly reporting that it owns 5% or more of the outstanding shares of the registrant’s Common Stock, have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      As of June 13, 2003, there were outstanding 51,827,112 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended March 31, 2003.

WEBMETHODS, INC.

FORM 10-K

Part I
Item 1.	Business	1
	Overview	1
	Industry Background	2
	webMethods’ Solution	3
	webMethods’ Strategy	5
	Customers	6
	Sales and Marketing	6
	Partners and Strategic Relationships	7
	Global Customer Services	8
	Product Development	9
	Competition	9
	Intellectual Property and Other Proprietary Rights	10
	Corporate Information	12
	Available Information	12
	Employees	12
	Executive Officers of webMethods	13
	Factors That May Affect Future Operating Results	14
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item10. Directors and Executive Officers of the Registrant
Item11. Executive Compensation
Item12. Security Ownership of Certain Beneficial Owners and Management
Item13. Certain Relationships and Related Transactions
Item14. Controls and Procedures
PART IV
Item16. Exhibits, Financial Statement Schedules and Reports on Form8-K
SIGNATURES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Subsidiaries of webMethods
Consent of PricewaterhouseCoopers LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I

Item 1.  BUSINESS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, sufficiency of working capital and projections regarding the market for integration software, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, contributions to webMethods’ revenue by its business partners, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue,” the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in this Item 1 under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

OVERVIEW

      We are a leading provider of software and services for comprehensive end-to-end integration solutions. We develop and deliver software products and provide related services that give organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide web services at the enterprise level. Our integration platform is a comprehensive solution for linking business processes, enterprise and legacy application software products, databases, human workflows and web services, both within and across business enterprises and government organizations.

      The webMethods Integration Platform has enabled customers to achieve quantifiable return on their investment in our software within a brief timeframe, as well as in their other information technology investments, by linking business processes, seamlessly integrating enterprise and legacy applications and databases, and managing human workflows both within and across enterprises. By deploying the webMethods Integration Platform, customers can reduce costs, create new revenue opportunities, strengthen relationships with customers, vendors and business partners, substantially increase supply chain efficiencies, streamline internal business processes and provide Enterprise Web Services. The webMethods Integration Platform enables our customers to rapidly and cost-effectively meet the full range of business integration requirements with a single, globally-scalable infrastructure and provides our customers with a comprehensive, real-time view of customers, vendors and business partners, projects, orders, assets, business processes, human workflows, information system resources and data, which we refer to as “Global Business Visibility™”.

      We had over 925 customers as of March 31, 2003 including many major business enterprises included in the top 2,000 business enterprises worldwide (the “Global 2000”) and government organizations. Our customers include leaders in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, telecommunications, government, consumer goods manufacturing and retail, utilities and transportation and logistics. We license our software primarily through our direct sales force. In the Asia Pacific region and, to a lesser extent, in Europe, we also license our software through resellers. We pursue joint promotional and selling efforts with strategic partners who provide leading enterprise application software products, many of whom embed our software directly into their application products. We also pursue joint promotional and selling efforts through strategic alliances with major systems integrators. Through those joint efforts with our strategic partners, we leverage our direct sales force, and indirectly the sales forces of our partners, to reach a broader range of prospective customers and create opportunities to upsell our products to customers already using limited versions of our software embedded in their enterprise application products.

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

INDUSTRY BACKGROUND

      With the widespread proliferation of mainframes, distributed computing environments, application servers, databases, packaged and custom software applications and web services within each organization or enterprise, as well as proliferation of these same information resources and technologies throughout its chain of vendors, customers, affiliates and business partners (collectively comprising the “extended enterprise”), the ability to integrate these disparate systems and applications has become a strategic part of an organization’s information systems infrastructure. In addition, the need for integration software is driven by the widespread adoption of enterprise resource planning (ERP), supply chain management (SCM), financial management and customer relationship management (CRM) software application products, whose benefits are largely dependent on integration with other information systems. Organizations that have purchased such software or systems often seek to streamline internal processes and enable communication and collaboration internally and with their customers, vendors and partners to increase productivity, create new revenue opportunities, reduce costs and strengthen relationships with customers, vendors and partners.

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

      More recently, integration technology has further evolved to include technologies that allow enterprises to access and analyze real-time data flowing through the integration system associated with business transactions and to govern the interactions between the many information resources that comprise the enterprise information technology environment. This business activity monitoring (BAM) capability allows enterprises to realize real-time visibility into their business operations and provides them with the ability to effect more timely changes to their business operations resulting in the ability to optimize those operations to best meet the needs of the enterprise.

      The ability of integration technology solutions to define business processes and business activity monitoring schemas in a minimal amount of time and without coding has become an expectation of prospective customers. This demand for ease of use has caused a fundamental shift in integration technology away from complex software programming techniques to a more intuitive, highly-graphical modeling approach. It has also driven the demand for comprehensive, fully-integrated integration software and tools that allow users to do a wide variety of integrations without learning multiple software tools or writing software code.

      Integration technology is often rated as the top strategic priority for most Global 2000 companies and government organizations due to the benefits available from comprehensive integration of information resources. As a result, integration systems are considered mission-critical, and the need for industry-standard operations and systems management capabilities has evolved from nicety to necessity. However, to preserve their significant investments, many Global 2000 companies and government organizations require that integration products support their existing systems management software products, such as those from BMC Software, Inc., Computer Associates International, Inc., Hewlett-Packard Company and IBM/Tivoli.

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

      During our fiscal year ended March 31, 2003, there was a continued increase in the popularity of web services standards among Global 2000 companies and government organizations. The interest in web services arises from the promise of cross-platform standardization of the low-level integration points for a wide range of computing resources, thereby allowing a user or software product to seamlessly access functionality or business processes provided by other software products operating within the enterprise. The standardization is considered very valuable, as it offers significant benefit with respect to lowering the services costs associated with integration. Although a number of companies outside the integration software industry promote their individual web services offerings as the ideal solution for this problem, many industry analysts agree that web services-based integration solutions will be delivered by integration software companies.

WEBMETHODS’ SOLUTION

      The webMethods Integration Platform is designed to provide customers with a multi-faceted solution for solving the unique challenges associated with implementing a comprehensive enterprise integration, Enterprise Web Services, business process management and business activity monitoring “backbone”. A backbone represents a single integration infrastructure that is capable of meeting all of the integration requirements of an enterprise customer. The webMethods Integration Platform enables our customers to implement a single integration solution that allows them to not only integrate their internal systems (Enterprise Application Integration — EAI) but also those of their trading partners — customers, vendors and business partners — allowing them to seamlessly integrate cross-enterprise information resources and business processes (Business-to-Business Integration — B2Bi).

      Historically, companies may have selected multiple products from different vendors to accomplish this level of integration. By combining these best-of-breed capabilities, we offer customers the ability to lower their total cost of ownership and streamline the integration process. By enabling this end-to-end integration of internal and external resources, we allow our customers to gain greater access to the information that is necessary to gain true Global Business Visibility within their enterprise and across connected enterprises, such as their customers, vendors and business partners. This provides our customers with the ability to realize the greatest value from their current investments in information technology resources, including databases, legacy mainframe applications, packaged applications, custom applications and application servers.

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

      Comprehensive Library of Adapters. We provide a comprehensive library of adapters so that the webMethods Integration Platform can integrate the numerous proprietary interfaces presented by a broad variety of enterprise applications (e.g., supply chain management and customer relationship management software from i2 Technologies, inter-enterprise software solutions from SAP AG, sales, marketing and customer relationship management software from Siebel Systems, customer relationship management and enterprise management software from PeopleSoft, and enterprise resource planning software from J.D. Edwards). The webMethods Integration Platform can also be extended by customers and partners through the use of webMethods toolkits that allow them to develop interfaces for custom applications or other software.

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

      Business Activity Monitoring (BAM). To meet the needs of organizations to not only access information but to also utilize that information to improve the overall performance of their operations, through product features and partnerships, we offer capabilities that allow our customers to correlate real-time information regarding key performance indicators that allow our customers to make real-time adjustments to their business operations to maximize their return from operations

      webMethods WorkFlow. We also offer a separately licensed, fully-integrated module named webMethods Workflow that allows our customers to incorporate their human resources into their business processes. Our webMethods WorkFlow product is designed to allow our customers to seamlessly mix automated and manual business process steps in a single overall business process. This powerful capability also allows them to monitor the human workflow steps as an integrated part of the overall business process using the same monitoring tools that are employed for automated or electronic steps in the business process.

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

      webMethods Manager. We have defined and developed the first industry standard systems management solution for an integration system, including access to all business process and transaction information. The results of our efforts, co-authored with the Hewlett-Packard Company, is called the Open Management Interface (OMI) Specification. We have also partnered with three of the dominant systems management vendors (BMC Software, Inc., Computer Associates International, Inc. and Hewlett-Packard Company). Each of these companies have developed a version of their products that exploits this management capability as part of their systems management solution.

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

      Expand and Maximize Our Strategic Software Vendor Partnerships. We have strong relationships with leading enterprise application software vendors, including BroadVision, Hewlett-Packard Company, Informatica, i2 Technologies, J.D. Edwards, SAP AG and Siebel Systems, many of whom embed a limited version of webMethods software into their software and may then sell both the integrated software as well as other webMethods products. As a result, any customer of our partner who licenses its product in which our software is embedded receives a license-limited version of webMethods software, and we believe will be a likely candidate to purchase additional webMethods integration software. We continue to build upon existing strategic relationships and develop new ones.

      We believe these relationships differentiate us from other integration software providers and provide a competitive advantage for webMethods. These relationships leverage our direct sales force and provide us with an incumbency advantage that we believe positions webMethods as the lowest risk option for customers of these software products when implementing an integration project.

      Concentrate on Leading Systems Integrators. In addition, we have expanded and strengthened our alliances with major system integrators to provide services and sales leverage to our software product-based business model. We have established a series of formal alliance relationships with leading system integrators, such as Accenture, American Management Systems (AMS), BearingPoint, Cap Gemini Ernst & Young Group (CGE&Y), Computer Sciences Corporation (CSC), Deloitte Consulting, Electronic Data Systems Corporation (EDS) and Tata Consulting Services (TCS). Each of these partners has established a formal webMethods practice, thus increasing dramatically the number of webMethods-trained resources available through our system integrator partners.

      As a result of this expanded knowledge base, as well as implementation successes on which the partner and webMethods have worked jointly, these alliances have resulted in a virtual extension of our direct sales force. This results in the third-party introduction and subsequent endorsement of webMethods’ products in opportunities of which we may not be aware or with customers or prospects of the partner with which we may not otherwise already be engaged.

      Extend Technology and Product Leadership to Provide the Most Comprehensive Integration and Web Services Solution. We believe that we have developed the broadest and most comprehensive integration software currently available, supporting more application-to-application, business-to-business, mainframe integration and web services protocols and data format standards than any competing product. In addition, we have integrated leading-edge workflow technology to allow our customers and their business partners to automate not only the unattended business process but also those critical business functions where a person plays a key role. We have also developed the OMI specification as the first industry standard systems management solution for an integration system so that all business processes and transaction information from the webMethods Integration Platform can be accessed and managed by webMethods Manager or many of the dominant systems management solutions.

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

CUSTOMERS

      As of March 31, 2003, we had licensed our software to over 925 customers. Many of our customers are Global 2000 companies and represent a broad spectrum of vertical markets. We also have a number of government organizations as customers. Our customers include leaders in manufacturing, process industries (such as chemicals, oil and gas, metals, paper and plastics), financial services, telecommunications, government, consumer goods manufacturing and retail, utilities and transportation and logistics.

      In each of the fiscal years ended March 31, 2003, 2002 and 2001 no individual customer accounted for more than 10% of our total revenue. From time to time, we may have a customer that accounts for 10% or more of our total quarterly revenue, as we did in the fourth quarter of our fiscal 2002, but we do not expect to have a significant number of customers accounting for 10% or more of our quarterly revenue.

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

      Our direct sales organization consists of sales representatives and pre-sales consultants supported by personnel with experience within the industries we serve. At March 31, 2003, our sales and marketing personnel serving North America were located in our headquarters in Fairfax, Virginia, and in approximately 20 other offices in the United States and Canada. At that date, our sales and marketing personnel in Europe were located in nine countries, and our sales and marketing personnel in Asia Pacific were located in seven countries. Information on revenue we derived from our Americas, Europe and Asia Pacific operations, as well as long lived assets located in those geographic areas, is included in Note 19 of the Notes to Consolidated Financial Statements of webMethods, Inc. included elsewhere in this report. We expect to continue expanding our sales and marketing group through targeted recruitment of qualified individuals.

      During our fiscal year ended March 31, 2002, we created specialized teams to focus on key vertical markets, which we expanded during our fiscal year ended March 31, 2003. Those teams focus on customers, prospective customers and business partners in vertical markets such as manufacturing industries and in financial services. We also expanded our specialized team focused on sales to the US Government and other public sector organizations.

      We license our software primarily on a perpetual basis and to a lesser extent, on a renewable term basis. At the end of the renewable license term, customers can either pay a new license fee or their license will terminate.

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

PARTNERS AND STRATEGIC RELATIONSHIPS

      We believe that our strategic relationships represent a significant advantage over our competition. As described above in “webMethods’ Strategy,” we utilize our strategic partnerships with leading software vendors, such as BroadVision, Hewlett-Packard Company, i2 Technologies, J.D. Edwards, SAP AG and Siebel Systems, to provide a unique differentiator when selling to a prospective customer that owns or plans to purchase one or more products from these companies in which a license-limited version of our software is embedded or utilized. We believe that this provides us with an incumbency advantage for many of the new business opportunities in which we compete. We also utilize our strategic partnerships with leading software vendors, such as Informatica Corporation and JBoss Group, to integrate or incorporate products with the webMethods Integration Platform to provide a Business Activity PlatformTM and J2EE-based application server integration. We also expect to continue to benefit from these relationships through their promotion of our products.

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

      We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during our fiscal years ended March 31, 2003 and March 31, 2002, and we expect this to increase in future periods. During our fiscal year 2002, we entered into a number of new or expanded partnership agreements, including agreements with BroadVision, J.D. Edwards, Lawson Software and Siebel Systems, and we renewed our strategic relationship with SAP AG. During our fiscal year 2002, i2 Technologies and J.D. Edwards began shipping the latest versions of their application suites, in which our software is embedded to provide real-time integration. During our fiscal year 2003, we expanded our partnership with Informatica to make Business Activity Monitoring more easily attainable and announced our integration of the JBoss application server directly into the webMethods Integration Platform. During fiscal year 2003, we also continued to extend our depth of relationships with our software vendor partners and continued to support the latest versions of their product offerings. This included the addition of support for Siebel’s Universal Application Network (UAN) initiative and SAP’s NetWeaver program.

      Under our typical partnerships with software vendor partners, the partner may embed our software with their applications under limited use licenses for a license fee or royalty fee. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In systems integrator and other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received.

GLOBAL CUSTOMER SERVICES

      We offer our customers a variety of software support and maintenance options designed to meet their varied needs. Our most sophisticated enterprise customers may choose options that include 24-hour coverage, seven days per week. We have established a “follow-the sun” support model with integrated, major support centers in Virginia and California in the United States and in Australia, Japan and the Netherlands. Our resellers and distributors generally provide initial software support to their customers, and we provide support on more complicated support issues. Our customers and business partners can also receive support from our webMethods Advantage support limited access extranet, which includes extensive discussion groups, technical advisory papers and provides online access to our customer service management system so that they can submit and monitor the status of any technical issues.

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

      We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During fiscal year 2003, our global customer services group reported and documented over 340 separate production events as compared to 178 such events in the prior year. In many instances during fiscal year 2003, these customers deployed our software within 17 weeks or less. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other integration projects and serve as a reference customer for us in our future sales efforts.

PRODUCT DEVELOPMENT

      We pursue a judicious mix of building, acquiring and partnering to allow us to offer the most optimal mix of strategic technologies to meet the needs of our market. This has allowed us to assemble a comprehensive integration platform more quickly than our competitors.

      We focus our ongoing product development efforts on a combination of enhancing, broadening and deepening the functionality of our core products and services to address new software alliances, industries, marketplaces and geographic markets as well as new product development to meet emerging opportunities based on new technologies. During our fiscal year ended March 31, 2003, we released the latest version of our flagship integration platform, webMethods 6 and webMethods Manager. These products and services are evolving and have been developed using an architecture that is intended to be (i) modular, so components may be substituted, (ii) flexible, to respond to changing business conditions, (iii) open, to support multiple protocols, and (iv) scalable, to handle messaging and transaction loads that are typical in a complex, enterprise environment.

      Our development staff has developed our products utilizing project teams focused on independent components of the software under development. We maintain product release planning procedures to ensure integration, testing and version control among the different project development teams. We maintain our primary development centers in Fairfax, VA and Sunnyvale, CA and have special development teams in Berkeley, CA, Bellevue, WA, and Westborough, MA. Our research and development expenditures, excluding stock-based compensation, were $47.4 million in our fiscal year ended March 31, 2003, $49.6 million in our fiscal year ended March 31, 2002 and $45.2 million in our fiscal year ended March 31, 2001. We expect to continue committing significant resources to product development in the future.

COMPETITION

      The market for our software and services is extremely competitive and subject to rapid change. We offer a comprehensive suite of application integration software that we believe to be the best and most comprehensive integration solution available. We are not aware of another company that can demonstrate the in-depth expertise in trading partner integration and management, our long history of web services experience, the deep knowledge of legacy IBM mainframe integration as well as the broad expertise in Enterprise Application Integration (EAI) as we do. We compete primarily with providers of integration software products, including International Business Machines Corporation (IBM) and TIBCO Software, Inc. We also compete with BEA Systems, Inc., Mercator Software, Inc., Microsoft Corporation, SeeBeyond Technology Corporation, Vitria Technology, Inc. and a wide range of companies that are emerging in this category. We expect additional competition primarily from other emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our software and services are numerous and the specific importance of any one of these factors varies significantly for each specific customer environment. These competitive factors include product functionality and features; performance and price; ease of product implementation; vendor and product reputation; quality of customer support services; customer training and documentation; and quality of professional services offerings. Although we believe that our software and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

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

      For example, we take measures to avoid disclosure of our trade secrets, including, but not limited to, requiring all employees and certain consultants, customers, prospective customers, and others with which we have business relationships to execute confidentiality agreements that prohibit the unauthorized use and disclosure of our trade secrets and other proprietary materials and information. Further, we enter into license agreements with our customers, business partners and resellers that limit the unauthorized access to, use and distribution of our software, documentation and other proprietary information. Our license agreements with our customers, business partners and resellers impose restrictions on the use of our technology, including prohibiting the reverse engineering or de-compiling of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. We also restrict access to our source code. While some of our license agreements require us to place the source code for our software in escrow for the benefit of the licensee, these agreements generally provide these licensees with a limited, non-exclusive license to use this code in the event we cease to do business without a successor or there is a bankruptcy proceeding by or against webMethods; certain agreements may provide that the licensee can use the escrowed source code if we fail to provide the necessary software maintenance and support.

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

      The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We believe that software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, third parties have claimed, and may in the future claim, that we have infringed on their intellectual property rights (including those intellectual property rights currently existing or developed in the future) or the use our software in certain situations infringe on their intellectual property rights. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that their employees have improperly disclosed confidential or proprietary information to us.

      Expensive litigation may be necessary in the future to enforce our intellectual property rights. We are, and may in the future be, subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as copyrights, trademarks, patents or trade secrets, from time to time in the ordinary course of our business. While we do not currently believe that any of our software, documentation, copyrights, trademarks, patents, or other proprietary rights infringe the proprietary rights of third parties, third parties have claimed and may in the future claim, that we have infringed their current or future products, technology or intellectual property rights or that use of our software in certain situations may infringe on their intellectual property rights. Any infringement claims, with or without merit, brought by such third parties may be time-consuming, result in costly litigation, prevent product shipment, cause delays, distract us from managing our business or require us to enter into royalty or licensing agreements which are not advantageous to us, any of which could materially harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties.

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

      For more information regarding our proprietary rights, see “Factors That May Affect Future Operating Results — Third-party claims that we infringe upon their intellectual property rights may be costly to defend or settle and could damage our business.”

      In addition, we license technology from third parties that is incorporated into our software, and we bundle technology from third parties with our software. Any significant interruption in the supply or support of any technology we license from third parties could adversely affect our business, unless and until we can replace the functionality provided by the licensed technology. Our products could infringe the intellectual property rights of others causing costly litigation and the loss of significant rights. For more information regarding our proprietary rights, see “Factors That May Affect Future Operating Results — Because our products incorporate technology licensed from third parties, the loss of our right to use this licensed technology could harm our business.”

      “webMethods”, “B2B Integration Server”, “Global Business Visibility”, “Enterprise Dial Tone” and the names of our software are our trademarks or our registered trademarks in the United States and/or other countries.

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

AVAILABLE INFORMATION

      Our internet address is www.webMethods.com. Our Investor Relations page of our web site provides a link to a service giving access to our securities filings as soon as reasonably practical after we electronically file with the Securities and Exchange Commission our annual reports, quarterly reports, current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We do not charge for access to and viewing of those filings. Other information on our Investor Relations page and our web site is not part of this Form 10-K or any other webMethods securities filing unless specifically incorporated. In addition, our reports, proxy statements and other information are filed with the SEC through the SEC’s Electronic Data Gathering, Analysis and Retrieval system and are publicly available through the SEC’s site on the World Wide Web, at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of that document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

EMPLOYEES

      As of March 31, 2003, we employed 845 full-time employees. These included 295 in sales and marketing, 196 in professional services and technical support, 238 in research and development and 116 in other administrative areas, including accounting, finance, human resources, facilities and information technology. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, marketing and sales, and business development. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF WEBMETHODS

      Our executive officers and their ages and positions as of May 31, 2003 are as follows:

Name	Age	Position

Phillip Merrick	40	Chairman of the Board and Chief Executive Officer
David Mitchell	38	President and Chief Operating Officer
Mary Dridi	42	Chief Financial Officer, Executive Vice President and Treasurer
Kristin A. Weller	32	Executive Vice President, Product Development
Douglas W. McNitt	38	General Counsel, Executive Vice President and Secretary
Thomas N. Erickson	44	Senior Vice President, International and General Manager of Asia Pacific
Donna M. Angiulo	48	Senior Vice President

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

      David Mitchell joined webMethods in December 1997 as Vice President, Sales, became Chief Operating Officer in January 2000 and became President in January 2001. Mr. Mitchell served as Vice President of Worldwide Sales from September 1999 to December 1999. From 1995 to 1997, Mr. Mitchell served as Director of Worldwide Sales for the help desk and network management group at McAfee Software, now Network Associates, Inc. From 1993 to 1995, Mr. Mitchell was President and Chief Executive Officer of VYCOR Corporation, a vendor of help desk and customer interactivity software, which was acquired in 1995 by McAfee Software. Mr. Mitchell served as Vice President of Sales of VYCOR from 1989 to 1993. Mr. Mitchell holds a B.S. in Marketing from Virginia Commonwealth University.

      Mary Dridi joined webMethods in May 1998 as Chief Financial Officer and Treasurer. She became an Executive Vice President in January 2002. From July 1991 to April 1998, she served as the Controller and Vice President of Finance for SRA International, Inc., an information technology company. From 1987 to 1991, Ms. Dridi served as the Director of Finance at Geostar Corporation, a mobile satellite communications company. From 1983 to 1987, Ms. Dridi provided audit and other business services with the accounting firm of Peat Marwick. Ms. Dridi holds a B.S. in Commerce and Accounting from the University of Virginia.

      Kristin A. Weller joined webMethods as Vice President of Professional Services and Customer Care in September 1998. She became Vice President of Product Development in January 2000, Senior Vice President of Product Development in October 2001 and Executive Vice President of Product Development in March 2003. From 1994 to September 1998, Ms. Weller served as Senior Manager for Deloitte & Touche Consulting Group, where she participated in the development of their enterprise resource planning (ERP) implementation methodology. Ms. Weller holds a B.A. in Economics from Rhodes College.

      Douglas W. McNitt joined webMethods in October 2000 as General Counsel, became Executive Vice President in January 2002, and became Secretary in May 2003. Mr. McNitt served in various capacities, including Senior Counsel and Assistant General Counsel for America Online, Inc. during his service there from December 1997 to September 2000. From May 1996 to December 1997, he was an associate with the law firm of Tucker, Flyer & Lewis, a professional corporation, and was an associate with the law firm of McDermott, Will & Emery from April 1994 to May 1996. Mr. McNitt holds a B.A. from Stanford University and a J.D. from Notre Dame Law School.

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

Unanticipated fluctuations in our quarterly revenue or operating results could significantly affect the price of our stock.

      We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, economic uncertainties, economic consequences or after-effects of terrorist acts, geopolitical developments or uncertainties, infectious outbreaks like SARS, travel limitations and other major, unanticipated events may impact our quarterly operating results. During our fiscal year 2003, we closed a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until June 1, 2003, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $336.25 to a low of $4.32.

Growth of our sales may slow from time to time, causing our quarterly operating results to fluctuate.

      Due to customer demand, economic conditions, competitive pressures, seasonal factors or major, unanticipated events, we may experience a lower growth rate for, no growth in, or a decline in quarterly or annual revenue from sales of our software and services in some or all of the geographic regions in which we operate. For example, the growth rate for revenue from sales of our software and services during summer months may be lower than at other times during the year, particularly in European markets.

      We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services and deferrals of purchases due to economic uncertainties and economic consequences or after-effects of terrorist acts, geopolitical developments or uncertainties, infectious outbreaks like SARS, travel limitations or other major, unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in volatility in the market price of webMethods’ stock.

The integration software and web services markets are highly competitive, and we may not be able to compete effectively.

      The market for integration software solutions and technology to implement Enterprise Web Services is rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications and to implement web services. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy integration products such as our software. If our software and Enterprise Web Services are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own integration and web service solutions, electronic data interchange, or EDI, vendors, vendors of proprietary enterprise application integration (EAI) solutions and application server vendors. We also face competition from various providers of application integration solutions technologies to implement web services and companies offering products and services that address specific aspects of application integration or web services integration. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and application software vendors with whom we currently have strategic relationships are offering competitive solutions or may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration software or implementing web services, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

We rely on strategic partnerships with software vendors, alliances with major system integrators and other similar relationships to implement and promote our software and, if these relationships terminate, we may lose important deals and marketing opportunities.

      We have established strategic relationships with enterprise application software vendors and system integration partners. These strategic partners provide us with important sales and marketing opportunities, create opportunities to upsell our products to customers already using our software embedded in their enterprise application products, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. If our relationships with any of these organizations were terminated or if we failed to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer. In general, our partners are not required to market or promote our software and generally are not restricted from working with competing integration software companies. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software rather than the products of competitors. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of the market for integration software could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business.

Third-party claims that we infringe upon their intellectual property rights may be costly to defend or settle or could damage our business.

      We cannot be certain that our software and the services do not infringe issued patents, copyrights or other intellectual property rights of third-parties. Litigation regarding intellectual property rights is common in the software industry, and we are subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third-parties by us or our licensees concerning their use of our software products and integration technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third-parties, third-parties may bring claims of infringement against us. Because our software is integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. Such claims may be with or without merit. Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of webMethods common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourself and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition and the price of webMethods common stock.

In addition, although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims.

We are trying to increase our sales to the US Government and to others in the public sector, and we may face difficulties in our attempts to procure new contracts with them and risks unique to government contracts that may have a detrimental impact on our business or operating results.

      We are attempting to expand our customer base to include more entities and agencies within the US Government and state and local governments. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with the US Government also requires businesses to participate in a highly competitive bidding process to obtain new contracts. We lack substantial experience in bidding for public sector contracts. We may be unable to bid competitively if our software and services are improperly priced or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a loss for webMethods if we fail to win a contract on which we submitted a bid. Further, some agencies within the US Government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our software. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

      Contracts with the US Government or with many state and local governments also frequently include provisions not found in the private sector and are often governed by laws and regulations that do not affect private contracts. These differences permit the public sector customer to take action not available to customers in the private sector. This may include termination of current contracts for convenience or due to a default. The US Government can also suspend operations if Congress does not allocate sufficient funds, and the US Government may allow our competitors to protest our successful bids. If any of these events occur, they may negatively affect our business and financial results. In order to maintain contracts with the US Government, webMethods must also comply with many rules and regulations that may affect our relationship with other customers. The US Government can terminate its contract with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the US Government requires us to meet any of these demands, it could result in increased costs or an inability to take advantage of certain opportunities that may present themselves in the future. US Government agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and our pricing, and review our compliance with rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, financial results and reputation.

Our operating results may decline and our customers may become dissatisfied if we do not provide professional services or if we are unable to establish and maintain relationships with third-party implementation providers.

      Customers that license our software typically engage our professional services staff or third-party consultants to assist with support, training, consulting and implementation. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time to reach full productivity. Competition for qualified personnel and service providers is intense. Our business may be harmed if we are unable to provide professional services to our customers and establish and maintain relationships with third-party implementation providers.

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

      Our success depends upon the continued service of our executive officers and other key employees, and none of these officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, Phillip Merrick, our Chairman of the Board and Chief Executive Officer, would be particularly difficult to replace. Our future success will also depend in large part on our ability to attract and retain experienced technical, sales, marketing and management personnel.

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

      We need to maintain and further develop our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software and the related services we offer. Our software requires a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts, which may impact our business and operating results.

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

      We currently do not engage in any currency hedging transactions. Our foreign sales generally are invoiced in the local currency, and, as we expand our international operations or if there is continued volatility in exchange rates, our exposure to gains and losses in foreign currency transactions may increase when we determine that foreign operations are expected to repay intercompany debt in the foreseeable future. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations. For example, if the United States dollar declines in value relative to a local currency and we are funding operations in that country from our U.S. operations, we could be required to pay more for salaries, commissions, local operations and marketing expenses, each of which is paid in local currency. In addition, exchange rate fluctuations, currency devaluations or economic crises may reduce the ability of our prospective customers to purchase our software and services.

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

      Our software is integrated with our customers’ networks and software applications and is often used for mission critical applications. Errors, defects, other performance problems or failure to provide support could result in financial or other damages to our customers. Customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our software to perform to customer expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to potential product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Although we have not experienced any product liability claims to date, sale and support of our software entail the risk of such claims. The integration of our software with our customers’ networks and software applications increases the risk that a customer may bring a lawsuit against several suppliers if an integrated computer system fails and the cause of the failure cannot easily be determined. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

We are a relatively young company and have a limited operating history with which to evaluate our respective business and the prospects of achieving our anticipated growth and of maintaining profitability.

      We commenced operations in June 1996. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995. We have been operating as a combined company since August 2000. If we do not generate sufficient revenue from our business to fund operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of maintaining profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

      Our penetration of the integration software market and the growth of our business achieved in our limited operating history is not necessarily indicative of our ability in the future to continue to penetrate that market and to grow our business as we anticipate. Our software is complex and generally involves significant capital expenditures by our customers. We often have to devote substantial resources to educate prospective customers about the benefits of our software. Our efforts to educate potential customers may not result in our software being accepted by the potential customer or achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third-party software such as ours. Furthermore, even if our software is effective, our potential customers may not choose it for technical, cost, support, competitive, economic or other reasons. If the market for our software fails to grow or grows more slowly than we anticipate, or if our penetration of the integration software market and the growth of our business is less or slower than we anticipate, our business could suffer, and our ability to achieve and maintain profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

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

Because some of our software products incorporate technology licensed from, or provided by, third parties, the loss of our right to use that technology could harm our business.

      Some of our software products contain technology that is licensed from, or provided by, third parties. Any significant interruption in the supply or support of any of that third-party software could adversely affect our sales, unless and until we can replace the functionality provided by the third-party software. Because some of our software incorporates software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance our current software, develop new software on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. In other instances we provide third-party software with our current software and offer support for the third party software, and we depend on these third-parties to deliver reliable products, provide underlying product support and respond to emerging industry standards and other technological changes. The failure of these third parties to meet these criteria could harm our business.

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

      Our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of webMethods’ stock, payable to stockholders of record at the close of business in October 2001. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of webMethods’ stock and could discourage, delay or prevent a merger or acquisition of webMethods, Inc. that stockholders may consider favorable. In addition, provisions of the current certificate of incorporation and bylaws of webMethods, Inc., as well as Delaware corporate law, could make it more difficult for a third-party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

Item 2.  PROPERTIES

      Our principal administrative, sales, marketing and research and development facility is located in Fairfax, Virginia, and consists of approximately 126,000 square feet of office space held under leases that expire in March 2005 and July 2007. We maintain offices for sales and research and development in Sunnyvale, California, Westborough, Massachusetts and Bellevue, Washington. We also maintain small offices for sales personnel in the United States in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, Missouri, New York, New Jersey, North Carolina, Ohio, Pennsylvania and Texas. We maintain offices outside the United States for sales and administrative personnel in Australia, Canada, Hong Kong, the Peoples Republic of China, France, Germany, Japan, South Korea, Malaysia, the Netherlands, Singapore, Taiwan and the United Kingdom.

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

Item 3.  LEGAL PROCEEDINGS

      On November 30, 2001, a purported class action lawsuit was filed in the Southern District of New York naming webMethods, several of its executive officers at the time of our initial public offering and the managing underwriters of our initial public offering as defendants. The amended complaint alleges, among other things, that webMethods’ initial public offering registration statement and final prospectus contained material misrepresentations and omissions related in part to certain commissions allegedly solicited and received by the underwriters, and tie-in arrangements allegedly demanded by the underwriters, in connection with their allocation of shares in our initial public offering, and that those commissions and arrangements were not disclosed to the public after webMethods’ initial public offering. The amended complaint also alleges that false analysts’ reports were issued. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of webMethods common stock between February 10,

2000 and December 6, 2000. This case has been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). Our management believes that the claims against webMethods and its officers are without merit, and we intend to defend against the complaint vigorously.

      From time to time, webMethods is involved in other disputes and litigation in the normal course of its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      webMethods’ common stock has been publicly traded on the Nasdaq National Market under the symbol “WEBM” since our initial public offering on February 11, 2000. The high and low sales prices of webMethods common stock as reported by the Nasdaq National Market during the last two fiscal years are shown below:

	High	Low

Year ended March 31, 2002:
First Quarter (ended June 30, 2001)	$40.40	$14.38
Second Quarter (ended September 30, 2001)	23.14	6.30
Third Quarter (ended December 31, 2001)	18.57	6.13
Fourth Quarter (ended March 31, 2002)	25.86	15.56
Year ended March 31, 2003:
First Quarter (ended June 30, 2002)	18.64	7.61
Second Quarter (ended September 30, 2002)	11.83	4.71
Third Quarter (ended December 31, 2002)	10.24	4.25
Fourth Quarter (ended March 31, 2003)	12.82	8.07

      As of June 2, 2003, there were approximately 420 holders of record of webMethods common stock. The number of holders of record of webMethods common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees. As of June 13, 2003, the closing price of webMethods’ common stock was $9.74.

      webMethods has never declared or paid any cash dividends on its common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

      The following table provides information concerning webMethods securities authorized for issuance under equity compensation plans at March 31, 2003.

Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,494,609 (1)	$18.1983 (1)	1,899,271 (1)
Equity compensation plans not approved by securities holders	335,393 (2)	32.0559 (2)	—

Total	15,830,002	$18.4919	1,899,271

(1)	Excludes webMethods’ Employee Stock Purchase Plan, under which, as of March 31, 2003, a total of 3,750,000 shares have been reserved for issuance, 721,690 shares had been issued at an average purchase price of $14.0724 and 3,028,310 shares remained available for future issuance. Also excludes an additional 2,462,195 shares that were reserved for issuance under the webMethods, Inc. Amended and Restated Stock Option Plan as of April 1, 2003.

(2)	Consists only of shares of webMethods, Inc. common stock to be issued upon the exercise of stock options issued by Active Software under its 1999 Stock Option Plan, its 1996 and 1996A Stock Option Plans and its 1999 Director Option Plan, and stock options assumed by Active Software that had been granted by the respective company under the TransLink Software, Inc. Stock Option Plan, Alier, Inc. 1997 Stock Option Plan and Alier, Inc. 1996 Stock Option Plan, all such options having been granted prior to the acquisition of Active Software by webMethods, Inc. in August 2000.

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

Item 6.  SELECTED FINANCIAL DATA

      The following selected historical consolidated financial data for webMethods should be read in conjunction with the consolidated financial statements of webMethods and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2003, 2002 and 2001 and the historical consolidated balance sheet data as of March 31, 2003 and 2002 are derived from the consolidated financial statements of webMethods, which have been audited by PricewaterhouseCoopers LLP, independent accountants for webMethods, and are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2000 and 1999 and the historical consolidated balance sheet data as of March 31, 2001, 2000 and 1999 are derived from consolidated financial statements of webMethods not contained in this report. Historical results are not necessarily indicative of future results.

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License	$117,066	$121,803	$143,514	$42,822	$10,775
Professional services	33,378	35,800	34,945	11,699	2,459
Maintenance	46,310	38,393	23,498	5,624	1,036

Total revenue	196,754	195,996	201,957	60,145	14,270

Cost of revenue:
License	1,937	2,335	5,189	2,612	799
Professional services and maintenance:
Stock based compensation	251	436	1,188	560	71
Other professional services and maintenance	41,937	42,124	46,304	16,102	3,803

Total cost of revenue	44,125	44,895	52,681	19,274	4,673

Gross profit	152,629	151,101	149,276	40,871	9,597

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	3,761	2,865	4,813	1,471	267
Other sales and marketing costs	92,958	106,377	100,154	44,033	14,741
Research and development:
Stock based compensation	97	12,526	12,447	1,250	182
Other research and development costs	47,441	49,634	45,158	14,780	6,066
General and administrative:
Stock based compensation	47	433	1,640	307	57
Other general and administrative costs	17,831	19,372	20,837	9,753	3,171
Restructuring costs	2,155	7,243	—	—	—
Acquisition related expenses	—	—	34,039	—	—
Amortization of goodwill and intangibles	—	38,697	41,395	1,305	—
In-process research and development	—	—	34,910	2,737	—

Total operating expenses	164,290	237,147	295,393	75,636	24,484

Operating loss	(11,661)	(86,046)	(146,117)	(34,765)	(14,887)
Interest income, net	4,076	8,537	14,503	3,315	415
Impairment of equity investments in private companies	(1,000)	(5,200)	—	—	—

Net loss	(8,585)	(82,709)	(131,614)	(31,450)	(14,472)
Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	—	—	(10,223)	(605)

Net loss attributable to common shareholders	$(8,585)	$(82,709)	$(131,614)	$(41,673)	$(15,077)

Basic and diluted net loss per share	$(0.17)	$(1.67)	$(2.81)	$(2.23)	$(1.75)

Shares used in computing basic and diluted net loss per common share	51,282	49,493	46,860	18,717	8,633

	March 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term marketable securities available for sale	$201,626	$211,842	$206,389	$196,972	$9,129
Working capital	149,424	178,909	190,722	181,355	8,462
Total assets	304,436	324,063	375,288	299,187	19,738
Long-term liabilities, net of current portion and other	7,267	21,653	25,409	6,208	465
Mandatorily redeemable preferred stock	—	—	—	—	11,118
Total stockholders’ equity	218,559	215,544	265,609	252,169	345

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, sufficiency of working capital and projections regarding the market for integration software, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of this report under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

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

Fiscal Year 2003 Overview

      We decreased our net loss to $8.6 million in our fiscal year ended March 31, 2003, from $82.7 million in the previous year. Our net loss of $8.6 million included a negative foreign currency impact of approximately $700,000. During the fourth quarter of our fiscal year ended March 31, 2003, we achieved profitability with quarterly net income of $157,000.

      While our total revenue increased slightly, to $196.8 million for fiscal year 2003 from $196.0 for fiscal year 2002, our ability to increase software license revenue, our principal source of revenue, continued to be impacted by the economic downturn and reduced information technology spending. In fiscal year 2003, license revenue decreased by $4.7 million to $117.1 million, which was a significantly smaller decrease than in fiscal year 2002, when license revenue decreased by $21.7 million to $121.8 million. Many enterprises continue to be cautious, and information technology (IT) purchases are subjected to more rigorous internal reviews and approvals which often result in longer sales cycles, the postponement of IT projects or customers placing smaller orders.

      We maintained our intense focus on expense management throughout fiscal year 2003. This resulted in a 10% reduction from fiscal year 2002 in total sales and marketing, research and development and general and administrative expenses, in all cases excluding stock based compensation and warrant charge, as applicable. In October 2002, we reduced our headcount by approximately 43, or 5%.

      We sell our integration platform to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners, and to a lesser extent, resellers. We license our software to customers primarily on a perpetual basis and to a lesser extent, on a renewable term basis. As of March 31, 2003, we had over 925 customers, compared to over 800 customers as of March 31, 2002.

      We believe one of our competitive differentiators is our strong partnership with application software companies and system integrators. Under our partnerships with application software vendors, the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Leading enterprise application software vendors with whom we have strong relationships include BroadVision, i2 Technologies, J.D. Edwards, SAP AG and Siebel Systems. Our application and system integrator partners actively assist us in selling the full webMethods Integration Platform to their customers, making us the logical choice for enterprise-wide integration initiatives. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during fiscal year 2003, and we expect this leverage to continue. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received. During fiscal year 2003, we expanded our partnership with Informatica to make Business Activity Monitoring more easily attainable and announced our integration of the JBoss application server directly into the webMethods Integration Platform.

      We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During fiscal year 2003, our global customer services group reported and documented over 340 separate production events as compared to 178 such events in the prior year. In many instances during fiscal year 2003, these customers deployed our software within 17 weeks or less. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other integration projects and serve as a reference customer for us in our future sales efforts.

      We believe the software integration market will continue to provide opportunity for long term growth. Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers and productions events. Over 50% of our license revenue in fiscal year 2003 came from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest to ensure an advantageous positioning relative to our competition resulting in recognized industry and technology leadership and increasing market share.

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

Revenue Recognition

      We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 2 in the Consolidated Financial Statements for a more comprehensive discussion of our revenue recognition policies. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue, especially for perpetual software licenses.

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

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customers specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2003 and 2002, the allowance for doubtful accounts was $2,850,000 and $3,685,000 respectively.

Goodwill and Intangibles Assets

      We record goodwill and intangible assets when we acquire other companies. The allocation of acquisition cost to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued during fiscal year 2002 and adopted by us on April 1, 2002, eliminated the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized under SFAS 142, but are periodically tested for impairment. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. On an annual basis, we will evaluate whether an impairment of the goodwill may exist. Goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value. See “Recently Issued Accounting Pronouncements,” for more information.

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

RESULTS OF OPERATIONS

      The following table summarizes the results of our operations for each of the past three fiscal years (all percentages are calculated using the underlying data in thousands):

	March 31,	Percentage	March 31,	Percentage	March 31,
	2003	Change	2002	Change	2001

	($ In thousands)
Total revenue	196,754	0.4%	195,996	(3.0)%	201,957
Gross profit	152,629	1.0%	151,101	1.2%	149,276
% of total revenue	77.6%		77.1%		73.9%
Total operating expenses	164,290	(30.7)%	237,147	(19.7)%	295,393
% of total revenue	83.5%		121.0%		146.3%
Operating loss	(11,661)	(86.4)%	(86,046)	(41.1)%	(146,117)
% of total revenue	(5.9)%		(43.9)%		(72.4)%
Net loss	(8,585)	(89.6)%	(82,709)	(37.2)%	(131,614)
% of total revenue	(4.4)%		(42.2)%		(65.2)%

      During fiscal year 2003, our total revenue increased slightly to $196.8 million from $196.0 million in fiscal year 2002, and declined slightly from $202.0 million in fiscal year 2001. Our revenue in fiscal years 2002 and 2003 was impacted by the economic downturn and reduced information technology spending, as well as the economic consequences of terrorist acts and geopolitical developments and uncertainties. We believe our ability to maintain relatively stable total revenue in fiscal years 2002 and 2003 distinguishes us from many of our competitors who sustained declines in total revenue during their 2002 and 2003 fiscal years.

      Our net loss decreased substantially to $8.6 million in fiscal year 2003 from $82.7 million in fiscal year 2002 due, in part, to cessation of required goodwill amortization, reductions in the amortization of deferred stock compensation costs and decreases in other operating expenses. Our net loss in fiscal year 2002 decreased substantially from $131.6 million in fiscal year 2001 due, in part, to nonrecurring in-process research and development and acquisition-related expenses in fiscal year 2001 and decreased expense for the amortization of goodwill and intangibles in fiscal year 2002, offset by restructuring costs in fiscal year 2002.

Revenue

      The following table summarizes webMethods’ revenue for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2003	Change	2002	Change	2001

	($ In thousands)
License	$117,066	(3.9)%	$121,803	(15.1)%	$143,514
Professional services	33,378	(6.8)%	35,800	2.4%	34,945
Maintenance	46,310	20.6%	38,393	63.4%	23,498

Total revenue	$196,754	0.4%	$195,996	(3.0)%	$201,957

      The following table summarizes webMethods’ net revenue by geographic region for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2003	Change	2002	Change	2001

	($ In thousands)
Americas	$133,756	(6.5)%	$143,003	(20.6)%	$180,192
Europe	36,351	1.9%	35,666	100.4%	17,800
Asia Pacific	26,647	53.8%	17,327	337.0%	3,965

Total revenue	$196,754	0.4%	$195,996	(3.0)%	$201,957

      While our total revenue increased slightly in fiscal year 2003 from fiscal year 2002 and decreased 3% in fiscal year 2002 from fiscal year 2001, our ability to increase software license revenue, our principal source of revenue, continued to be impacted by the economic downturn, reduced information technology spending and the economic consequences of terrorist acts and geopolitical developments and uncertainties, particularly in North America. Those negative factors were partially offset by the positive foreign currency impact in certain international markets in fiscal year 2003. Many enterprises continue to be cautious and subject IT purchases to more rigorous internal reviews and approvals, which often result in longer sales cycles, the postponement of IT projects or customers placing smaller orders.

      Professional services revenue decreased by 7%, to $33.4 million, for fiscal year 2003 compared to $35.8 million for fiscal year 2002, reflecting a decrease in the number of our internal billable consultants and subcontractors due to an increase in the self-sufficiency of our customers to do their own implementations and an increase in systems integrator-led customer implementations. In fiscal year 2002, professional services revenue increased 2%, to $35.8 million, from $34.9 million in fiscal year 2001.

      Maintenance revenue increased 21% and 63% in fiscal years 2003 and 2002, respectively. This increase is due primarily to the increase in customers licensing our software, as most contracts include post-contract maintenance and support, which is recognized as revenue ratably over the term of the contract. Additionally, more customers have moved to our 24x7 support plans given the mission critical nature of their integration projects. As our customers increase the size of their software deployments, these premium support agreements become more critical to them.

      In fiscal year 2003, revenue from the Americas declined 6% to $133.8 million due primarily to the reduction in information technology spending. Combined revenue from Europe and Asia Pacific (“international revenue”) increased $10.0 million to $63.0 million which included a $5.2 million positive foreign currency impact. International revenue accounted for 32% of our total revenue in fiscal year 2003 as compared to 27% and 11% in 2002 and 2001, respectively. International revenue increased in fiscal year 2003 principally due to our increased focus and continued investments in the Asia Pacific region, an increased acceptance of our software in this region, larger international deal sizes and positive foreign currency impacts.

Gross Profit

      The following table summarizes our gross profit, excluding stock based compensation, by type of revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	March 31,	March 31,
	2003	2002	2001

License	98.3%	98.1%	96.4%
Professional services and maintenance	47.4%	43.2%	20.8%
Total revenue	77.7%	77.3%	74.5%

      We improved our total gross profit, excluding stock based compensation, to 78% in fiscal year 2003 from 77% and 75% in fiscal years 2002 and 2001, respectively. This improvement was due to a reduction in our cost of licenses as well as improvements in our professional services and maintenance margins.

      Our cost of license revenue consists of royalties for products embedded in our software licensed from third parties. Our gross profit on license revenue was 98% in fiscal years 2003 and 2002 and was 96% and fiscal year 2001. The improvement in license gross profit since 2001 is due primarily to the end of the amortization period under certain third-party contracts.

      Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services, excluding stock based compensation, was 47%, 43% and 21% in fiscal years 2003, 2002 and 2001, respectively. Our gross profit, excluding stock based compensation, in fiscal year 2001 was negatively impacted due to increases in the number of professional service and technical support personnel, and, to a lesser extent, an increase in subcontractor and travel expenses.

      The improvement in total gross profit, excluding stock based compensation, in fiscal year 2003 is primarily due to the 21% increase in maintenance revenue and, to a lesser extent, a decrease in the cost of professional services and maintenance compared to fiscal year 2002. The increase in maintenance revenue is due primarily to the increase in customers purchasing our software and related maintenance contracts.

      The improvement in gross profit in fiscal year 2002, excluding stock based compensation is primarily due to an increase in maintenance revenue and a decrease in the cost of professional services and maintenance. The cost of professional services and maintenance, excluding stock based compensation, in fiscal year 2002 decreased $4.2 million primarily due to a decrease in the use of subcontractors and lower travel expenses, offset, in part, by an increase in the cost of professional service and technical support personnel.

Operating Expenses

      The following table presents certain information regarding webMethods’ operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2003	Change	2002	Change	2001

	($ In thousands)
Operating Expenses:
Sales and marketing*	$92,958	(12.6)%	$106,377	6.2%	$100,154
% of total revenue	47.2%		54.3%		49.6%
Research and development*	47,441	(4.4)%	49,634	9.9%	45,158
% of total revenue	24.1%		25.3%		22.4%
General and administrative*	17,831	(8.0)%	19,372	(7.0)%	20,837
% of total revenue	9.1%		9.9%		10.3%
Stock based compensation and warrant charge**	3,905	(75.3)%	15,824	(16.3)%	18,900
% of total revenue	2.0%		8.1%		9.4%
Restructuring costs	2,155	(70.2)%	7,243	100.0%	—
% of total revenue	1.1%		3.7%		0.0%
Acquisition related expenses	—	0.0%	—	(100.0)%	34,039
% of total revenue	0.0%		0.0%		16.9%
Amortization of goodwill and intangibles	—	(100.0)%	38,697	(6.5)%	41,395
% of total revenue	0.0%		19.7%		20.5%
In-process research and development	—	0.0%	—	(100.0)%	34,910
% of total revenue	0.0%		0.0%		17.3%
Operating expense	$164,290	(30.7)%	$237,147	(19.7)%	$295,393
% of total revenue	83.5%		121.0%		146.3%

*	Excludes stock based compensation and warrant charge if applicable.

**	Includes stock based compensation that would be included in sales and marketing, research and development and general and administrative expense and warrant charge that would be included in sales and marketing expense.

      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge, restructuring charges, acquisition related expenses, amortization of goodwill and intangibles and in process research and development.

      During fiscal year 2001 and the first quarter of fiscal year 2002 (the quarter ended June 30, 2001), we increased personnel and infrastructure costs as we experienced significant growth in revenue and demand for our software and services and anticipated that growth to continue. We then reassessed the demand for our software and services and, in early July 2001, took decisive actions to reduce our operating expenses to realign our cost structure to address the changing market conditions resulting from the slow down in the global economy. As part of this action, we reduced headcount by 14%, or 150 employees, through a reduction in force, closed excess sales offices and consolidated our California facilities into two locations. The headcount reductions were across all departments with the exception of customer support. We recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidation of facilities, and $700,000 for other related restructuring charges. Of these amounts, we have paid $5.5 million since the restructuring. The remaining restructuring charges of $1.7 million related to rent on the excess facilities, and will be paid over the remaining rental period extending through March 2008. During our third quarter of fiscal year 2003 (the quarter ended December 31, 2002), we reduced headcount by 43 employees to 889, a 5% decrease. In connection with this reduction we recorded a restructuring charge of $2.2 million, of which $2.1 million has been paid and $56,000 will be paid during fiscal year 2004.

      Operating expenses, excluding stock based compensation and warrant charge, amortization of goodwill and intangibles and restructuring charge, totaled $158.2 million in fiscal year 2003, a decrease of 10% from fiscal year 2002 due to our intense focus on expense management. Operating expenses, excluding stock based compensation and warrant charge, amortization of goodwill and intangibles, in-process research and development, acquisition related expenses and restructuring costs, totaled $175.4 million in fiscal year 2002, as compared to $166.1 million in fiscal year 2001. The 6% increase in those operating expenses from fiscal year 2001 to fiscal year 2002 was primarily due to higher headcount-related expenses in the first quarter of fiscal year 2002. Following the restructuring in fiscal year 2002, we increasingly focused on expense management and reduced our quarterly fiscal year 2002 operating expenses, excluding stock based compensation and warrant charge, amortization of goodwill and intangibles and restructuring charge, by 15%, from $49.4 million in the first fiscal quarter to $42.2 million in the fourth fiscal quarter.

      Sales and marketing expense, excluding stock based compensation and warrant charge, was 47%, 54% and 50% of total revenue in fiscal years 2003, 2002 and 2001, respectively. In fiscal year 2003, sales and marketing expense, excluding stock based compensation and warrant charge, decreased to $93.0 million from $106.4 million in fiscal year 2002. This decrease was primarily due to a decrease in the employee compensation and benefit expense arising from decreased average headcount, and decreases in sales assistance fees paid to partners, marketing program costs, recruiting expenses and commission expense. In fiscal year 2002, sales and marketing expense, excluding stock based compensation and warrant charge increased to $106.4 million from $100.2 million in fiscal year 2001. This increase was primarily due to an increase in the employee compensation and benefit expense arising from increased average headcount, sales assistance fees paid to partners, and our international expansion, which was partially offset by a decrease in marketing program costs, travel and commissions expense.

      Research and development expense, excluding stock based compensation, was 24%, 25% and 22% of total revenue in fiscal years 2003, 2002 and 2001, respectively. During fiscal year 2003, we shipped webMethods Manager, a new product, and a new version of our integration platform, webMethods 6. In fiscal year 2003, research and development expense, excluding stock based compensation, decreased $2.2 million primarily due to reduced employee compensation and benefits expenses related to decreased average headcount, reduced travel expenses and the reduction in the use of outside contractors. During fiscal year 2002, we shipped several new products and features including a new release of our webMethods Integration Platform version 4.6, webMethods Workflow, a number of new adapters and a fully localized version of our integration platform for Japan. In fiscal year 2002, research and development expense, excluding stock based compensation, increased $4.5 million primarily due to employee compensation and benefit expenses related to increased average headcount. This increase was offset by a reduction in third-party development expenses.

      General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 9% for the fiscal year ended 2003 and 10% for the fiscal years ended 2002 and 2001, respectively. In fiscal year 2003, general and administrative expenses, excluding stock based compensation, decreased $1.5 million from fiscal year 2002 to $17.8 million. This decrease is primarily due to a decrease in bad debt expense, partially offset by an increase in insurance expense. In fiscal year 2002, general and administrative expense, excluding stock based compensation, decreased $1.5 million from fiscal year 2001 to $19.4 million. This decrease is primarily due to a reduction in the provision for doubtful accounts due to the improved quality and aging of our accounts receivable. This decrease was partially offset by employee compensation and benefit expense related to increased average headcount.

      Stock based compensation and warrant charge was $4.2 million, $16.3 million and $20.1 million in fiscal years 2003, 2002 and 2001, respectively, of which $251,000, $436,000, and $1.2 million was included in cost of sales. Deferred stock based compensation and warrant charge was recorded for the following transactions:

(i) In connection with the grant of stock options to employees and non-employee directors during the fiscal years ended March 31, 2000 and 1999, we recorded aggregate unearned compensation of $15.5 million, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options.

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

(iv) In March 2001 we entered into an OEM/Reseller agreement with i2 Technologies (i2) and issued a warrant which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us OEM fees of $10.0 million over the term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue. In March 2003, we amended our OEM/Reseller agreement with i2. We extended the term of the agreement by one year to March 2006 and also reduced the number of required webMethods on-site resources from 10 to 1 which resulted in a corresponding reduction of $1.3 million in fees due under the agreement. Additionally, we made changes relating to the sharing of revenue related to maintenance.

      The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

      In connection with our acquisition of Active during fiscal year 2001, we expensed $34.0 million in acquisition related expenses. These expenses included investment banking, regulatory, legal and accounting fees.

      We recorded goodwill and intangible assets in connection with the acquisition of Premier and Translink in fiscal year 2001. Amortization of goodwill and acquired intangibles was $38.7 million in fiscal year 2002 and $41.4 million in 2001. The estimated useful life of the goodwill and the acquired intangibles was three years for trained and acquired assembled workforce, one year for license agreements, two years for non-compete agreements, three years for goodwill and four years for favorable lease terms. Amortization of the goodwill and acquired intangibles ceased beginning April 1, 2002 upon our adoption of SFAS 142 (see “Recently Issued Accounting Pronouncements” for more information).

      There was no in-process research and development charge for the fiscal years ended March 31, 2003 and March 31, 2002. We incurred an in-process research and development charge of $34.9 million for the year ended March 31, 2001. The $34.9 million charge during fiscal year ended March 31, 2001 consists of: (i) a one-time charge of $32.1 million recorded in connection with the acquisition and write-off of the Intelliframe workflow technology because in the opinion of management, the product into which the acquired workflow technology was to be incorporated had not met technological feasibility; (ii) $490,000 in expenses related to the Intelliframe acquisition; and (iii) $2.3 million of in-process research and development acquired and written off in connection with the Translink acquisition.

Interest income, net

      Net interest income decreased by approximately $4.5 million or 52% to $4.1 million for fiscal year 2003 from $8.5 million for fiscal year 2002. Net interest income decreased by approximately $6.0 million or 41% to $8.5 million for fiscal year 2002 from $14.5 million for fiscal year 2001. These decreases for both periods were primarily attributable to lower interest rates on corporate paper, bonds and money market funds compared to those in the same period in the prior year.

Impairment of equity investment in private companies

      We recognized an other-than-temporary decline in value of $1.0 million in one private company investment and $5.2 million in four private company equity investments for fiscal years 2003 and 2002, respectively. There was no impairment of these investments for fiscal year 2001.

Income taxes

      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

      As of March 31, 2003, we had net operating loss carry-forwards of approximately $235.0 million. These net operating loss carry-forwards are available to reduce future taxable income and begin to expire in fiscal year 2010. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have limited the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

Quarterly results of operations

      The following tables set forth consolidated statement of operations data for each of the eight quarters ended March 31, 2003, as well as that data expressed as a percentage of the total revenue for the quarters presented. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information. You should read this information in conjunction with our annual audited consolidated financial statements and related notes appearing elsewhere in this report. Historical results may not be indicative of future results.

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2003	2002	2002	2002	2002	2001	2001	2001

	(In thousands)
Revenue:
License	$27,982	$33,940	$26,475	$28,669	$32,823	$30,434	$21,742	$36,804
Professional services	8,641	7,951	8,584	8,202	7,856	8,852	9,401	9,691
Maintenance	12,478	11,919	11,103	10,810	10,069	9,828	9,594	8,902

Total revenue	49,101	53,810	46,162	47,681	50,748	49,114	40,737	55,397

Cost of revenue:
License	512	765	525	135	370	613	651	701
Professional services and maintenance:
Stock based compensation	34	65	76	76	68	47	129	192
Other professional services and maintenance	10,593	10,409	10,668	10,267	9,707	10,050	9,968	12,399

Total cost of revenue	11,139	11,239	11,269	10,478	10,145	10,710	10,748	13,292

Gross profit	37,962	42,571	34,893	37,203	40,603	38,404	29,989	42,105

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	912	896	983	970	788	411	434	1,232
Other sales and marketing	21,747	24,309	22,592	24,310	26,005	26,063	24,109	30,200
Research and development:
Stock based compensation	12	26	40	19	449	1,872	6,715	3,490
Other research and development	11,282	12,059	11,821	12,279	12,006	12,219	12,110	13,299
General and administrative:
Stock based compensation	3	—	23	21	267	27	52	87
Other general and administrative	4,780	4,758	4,228	4,065	4,184	4,573	4,711	5,904
Restructuring costs	(82)	2,237	—	—	—	—	7,243	—
Amortization of goodwill and intangibles	—	—	—	—	8,797	8,876	10,516	10,508

Total operating expenses	38,654	44,285	39,687	41,664	52,496	54,041	65,890	64,720

Operating loss	(692)	(1,714)	(4,794)	(4,461)	(11,893)	(15,637)	(35,901)	(22,615)
Interest income, net	849	975	913	1,339	1,348	1,782	2,730	2,677
Impairment of equity investments in private companies	—	—	(1,000)	—	(5,200)	—	—	—

Net income/(loss)	$157	$(739)	$(4,881)	$(3,122)	$(15,745)	$(13,855)	$(33,171)	$(19,938)

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2003	2002	2002	2002	2002	2001	2001	2001

Revenue:
License	57.0%	63.1%	57.4%	60.1%	64.7%	62.0%	53.4%	66.4%
Professional services	17.6	14.8	18.6	17.2	15.5	18.0	23.0	17.5
Maintenance	25.4	22.1	24.0	22.7	19.8	20.0	23.6	16.1

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
License	1.0	1.4	1.1	0.3	0.7	1.2	1.6	1.3
Professional services and maintenance:
Stock based compensation	0.1	0.1	0.2	0.2	0.1	0.1	0.3	0.3
Other professional services and maintenance	21.6	19.4	23.1	21.5	19.2	20.5	24.5	22.4

Total cost of revenue	22.7	20.9	24.4	22.0	20.0	21.8	26.4	24.0

Gross profit	77.3	79.1	75.6	78.0	80.0	78.2	73.6	76.0

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	1.9	1.7	2.1	2.0	1.6	0.8	1.1	2.2
Other sales and marketing	44.3	45.2	48.9	51.0	51.2	53.1	59.2	54.5
Research and development:
Stock based compensation	—	—	0.1	—	0.9	3.8	16.5	6.3
Other research and development	23.0	22.4	25.6	25.8	23.7	24.8	29.7	24.0
General and administrative:
Stock based compensation	—	—	—	—	0.5	0.1	0.1	0.1
Other general and administrative	9.7	8.8	9.3	8.6	8.2	9.3	11.6	10.7
Restructuring costs	(0.2)	4.2	—	—	—	—	17.7	—
Amortization of goodwill and intangibles	—	—	—	—	17.3	18.1	25.8	19.0

Total operating expenses	78.7	82.3	86.0	87.4	103.4	110.0	161.7	116.8

Operating loss	(1.4)	(3.2)	(10.4)	(9.4)	(23.4)	(31.8)	(88.1)	(40.8)
Interest income, net	1.7	1.8	2.0	2.8	2.6	3.6	6.7	4.8
Impairment of equity investments in private companies	—	—	(2.2)	—	(10.2)	—	—	—

Net income/(loss)	0.3%	(1.4)%	(10.6)%	(6.6)%	(31.0)%	(28.2)%	(81.4)%	(36.0)%

LIQUIDITY AND CAPITAL RESOURCES

      Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at March 31, 2003 showed a 5% decrease in our cash and investments and a 16% decrease in our working capital from the prior year. The decrease in working capital is primarily due to cash used in operations and the reinvestment of certain marketable securities which were previously short term in nature but have now been reinvested for longer terms, offset by decreases in accounts payable and accrual balances at March 31, 2003 as compared to March 31, 2002.

      Net cash used in operating activities was $12.8 million, $4.1 million, and $16.7 million in fiscal years 2003, 2002 and 2001, respectively. The increase in cash used in operating activities during fiscal year 2003, compared to fiscal year 2002 was due primarily to larger decreases in accounts payable, accrued expenses, accrued salaries and commissions and deferred revenue balances offset by a smaller decrease in the accounts receivable balance.

      Net cash used in investing activities was $11.7 million, $21.2 million and $65.1 million in fiscal years 2003, 2002 and 2001, respectively. Cash used in investing activities in fiscal years 2003 and 2002 primarily reflects purchases of property and equipment and net purchases of marketable securities, offset in fiscal 2002 by proceeds from the repayment of an investment in a private company. Net cash used in investing activities in fiscal year 2001 included $14.1 million relating to purchases of Intelliframe technology and the Translink acquisition. Capital expenditures were $3.0 million, $5.9 million, and

$10.7 million in fiscal years 2003, 2002 and 2001, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception, we have generally funded capital expenditures either through capital leases, the use of working capital, or bank loans.

      Net cash provided by financing activities was $4.4 million, $14.4 million and $19.9 million in fiscal years 2003, 2002 and 2001, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options and net cash proceeds from Employee Stock Purchase Plan common stock issuances offset by payments on capital leases. Net cash proceeds from exercises of stock options were $2.6 million, $10.5 million and $11.4 million in fiscal years 2003, 2002 and 2001 respectively. Net cash proceeds from ESPP common stock issuances were $3.0 million, $5.0 million and $6.1 million in fiscal years 2003, 2002 and 2001 respectively. Payments on capital leases were $4.9 million, $3.1 million and $685,000 in fiscal years 2003, 2002 and 2001, respectively.

      We have a line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2003, which we expect to renew. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of March 31, 2003, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $355,000 related to an office lease. Borrowings under this line are limited to 80% of eligible accounts receivable. Interest is payable on the unpaid principal balance at the bank’s prime rate.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company adopted SFAS No. 142 on April 1, 2002 and, at that time, stopped amortizing goodwill that resulted from business combinations completed prior to the adoption.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. The Company adopted SFAS No. 144, effective April 1, 2002. There was no impairment charge recorded for the fiscal year ended March 31, 2003.

      In November 2001, the Emerging Issues Task Force, or EITF, issued Topic No. D-103, “Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred.” EITF Topic No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF Topic No. D-103 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As we have historically accounted for reimbursements of out-of-pocket expenses in the manner provided for under EITF Topic No. D-103, the adoption of the provisions of EITF Topic No. D-103 did not have an impact on our consolidated financial position, results of operations and cash flows.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on our financial position, results of operations and cash flows.

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranteed of Indebtedness of Others.” FIN 45 requires that the we recognize the fair value for guarantee and indemnification arrangements issued or modified after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by us contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that the our software infringes the intellectual property rights of a third-party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We do not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses. We do not believe that FIN 45 will have a material impact on our financial position, results of operations and cash flows.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. We are currently evaluating the impact of the adoption on our financial position, results of operations and cash flows.

      In December 2002, the Financial Accounting Standards Board issued (SFAS 148), “Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has accounted for stock-based employee compensation using the intrinsic method under APB 25 and has adopted the amendment to disclose the provisions of SFAS 148.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. We do not believe that FIN 46 will have a material impact on our financial position, results of operations and cash flows.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective July 1, 2003. We do not believe that the adoption of this standard will have a material impact on our financial position, results of operations and cash flows.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

      Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, and U.S. government agency securities. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2003, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, United Kingdom, France, Germany, Japan, the Netherlands, Korea, Hong Kong and Singapore. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, Singapore dollar, Australian dollar, or yen against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of webMethods are submitted on pages F-1 through F-24 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

PART III

      The following information contained in the definitive Proxy Statement of webMethods in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference into this report.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of webMethods will be set forth in the definitive Proxy Statement for webMethods’ 2003 Annual Meeting of Stockholders, and is incorporated into this report by reference. Information regarding executive officers of webMethods is set forth in Item 1 of this report.

Item 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation will be set forth in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated into this report by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management will be set forth in the definitive Proxy Statement for webMethods’ 2003 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for webMethods’ 2003 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 14.  CONTROLS AND PROCEDURES

      As of March 31, 2003, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of the report:

(1)	Report of Independent Accountants

(2)	Financial Statement Schedules and Report Thereon.

Schedule II — Valuation and Qualifying Accounts	F-25
Report of Independent Accountants on Financial Statement Schedule	F-26

(3) Exhibits

Exhibit
Number		Description

2.1	(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1	(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2	(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1	(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2	(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1	(3)	Second Amended and Restated Investor Rights Agreement
10.2	(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as amended
10.3	(3)	Employee Stock Purchase Plan
10.4	(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21.1	*	Subsidiaries of webMethods, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
24		Power of Attorney (included on signature page of this report)
99.1	*	Rule 13a-14(a) Certification of Chief Executive Officer
99.2	*	Rule 13a-14(a) Certification of Chief Financial Officer
99.3	*	Section 1350 Certification of Chief Executive Officer
99.4	*	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2001 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

*	Filed herewith.

      (b) Reports on Form 8-K. The following reports on Form 8-K have been filed by webMethods, Inc. since the beginning of its fiscal quarter on January 1, 2003:

Date of Report	Item No.	Item Reported

April 3, 2003	7, 12	Press release dated April 3, 2003.
April 29, 2003	7, 12	Press release dated April 29, 2003.

      (c) Exhibits. The exhibits required by this Item are listed under Item 14(a)(3).

      (d) Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 14(a)(2).

Schedule	Description

II	Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on the 18th of June, 2003.

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

Signature	Title	Date

/s/ PHILLIP MERRICK Phillip Merrick	Chairman of the Board and Chief Executive Officer	June 18, 2003
/s/ MARY DRIDI Mary Dridi	Chief Financial Officer and Treasurer	June 18, 2003
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	June 18, 2003
/s/ GARY J. FERNANDES Gary J. Fernandes	Director	June 18, 2003
/s/ JAMES P. GAUER James P. Gauer	Director	June 18, 2003
/s/ R. JAMES GREEN R. James Green	Director	June 18, 2003
/s/ JERRY JASINOWSKI Jerry Jasinowski	Director	June 18, 2003
/s/ JACK L. LEWIS Jack L. Lewis	Director	June 18, 2003
/s/ GENE RIECHERS Gene Riechers	Director	June 18, 2003
/s/ ROBERT T. VASAN Robert T. Vasan	Director	June 18, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
webMethods, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of webMethods, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1, effective on April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, and accordingly, changed its method of accounting for goodwill and other intangible assets.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

April 23, 2003

WEBMETHODS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended March 31,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,702	$98,497
Marketable securities available for sale	97,079	113,345
Accounts receivable, net of allowance of $2,850 and $3,685.	43,691	46,417
Prepaid expenses and other current assets	7,562	7,516

Total current assets	228,034	265,775
Marketable securities available for sale	24,845	—
Property and equipment, net	12,068	17,181
Goodwill	29,838	29,838
Other assets	9,651	11,269

Total assets	$304,436	$324,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,768	$15,105
Accrued expenses	14,802	16,170
Accrued salaries and commissions	11,648	15,594
Deferred revenue	39,649	37,298
Current portion of capital lease obligations	2,743	2,699

Total current liabilities	78,610	86,866
Capital lease obligations, net of current portion and other	567	1,765
Long term deferred revenue	6,700	19,888

Total liabilities	85,877	108,519

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 51,766,572 and 50,477,383 shares issued and outstanding	518	505
Additional paid-in capital	515,828	510,281
Deferred stock compensation and warrant charge	(9,450)	(14,875)
Accumulated deficit	(288,449)	(279,864)
Accumulated other comprehensive income (loss)	112	(503)

Total stockholders’ equity	218,559	215,544

Total liabilities and stockholders’ equity	$304,436	$324,063

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,

	2003	2002	2001

	(In thousands, except share and per share data)
Revenue:
License	$117,066	$121,803	$143,514
Professional services	33,378	35,800	34,945
Maintenance	46,310	38,393	23,498

Total revenue	196,754	195,996	201,957

Cost of revenue:
License	1,937	2,335	5,189
Professional services and maintenance:
Stock based compensation	251	436	1,188
Other professional services and maintenance	41,937	42,124	46,304

Total cost of revenue	44,125	44,895	52,681

Gross profit	152,629	151,101	149,276

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	3,761	2,865	4,813
Other sales and marketing costs	92,958	106,377	100,154
Research and development:
Stock based compensation	97	12,526	12,447
Other research and development costs	47,441	49,634	45,158
General and administrative:
Stock based compensation	47	433	1,640
Other general and administrative costs	17,831	19,372	20,837
Restructuring costs	2,155	7,243	—
Acquisition related expenses	—	—	34,039
Amortization of goodwill and intangibles	—	38,697	41,395
In-process research and development	—	—	34,910

Total operating expenses	164,290	237,147	295,393

Operating loss	(11,661)	(86,046)	(146,117)
Interest income, net	4,076	8,537	14,503
Impairment of equity investment in private companies	(1,000)	(5,200)	—

Net loss	$(8,585)	$(82,709)	$(131,614)

Basic and diluted net loss per share	$(0.17)	$(1.67)	$(2.81)

Shares used in computing basic and diluted net loss per common share	51,281,729	49,492,654	46,860,324

Comprehensive loss:
Net loss	$(8,585)	$(82,709)	$(131,614)
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale	(135)	(692)	919
Foreign currency cumulative translation adjustment	750	(417)	(184)

Total comprehensive loss	$(7,970)	$(83,818)	$(130,879)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended March 31, 2001, 2002 and 2003

				Deferred
				Stock		Accumulated
				Compensation		Other
	Common Stock		Additional	and		Comprehensive
			Paid-in	Warrant	Accumulated	Income
	Shares	Amount	Capital	Charge	Deficit	(Loss)	Total

Balance, March 31, 2000	45,429	$454	$344,019	$(26,634)	$(65,541)	$(129)	$252,169
Stock options exercised, net	2,315	23	11,422	—	—	—	11,445
ESPP common stock issuances	231	2	6,143	—	—	—	6,145
Amortization of deferred compensation related to employee and non-employee directors stock options	—	—	—	19,805	—	—	19,805
Adjustment of deferred stock compensation related to forfeitures	—	—	(1,279)	1,279	—	—	—
Premier acquisition	64	1	12,992	(5,932)	—	—	7,061
Translink acquisition	420	4	79,674	(7,349)	—	—	72,329
Acquisition of Intelliframe workflow technology	274	3	23,248	—	—	—	23,251
Deferred warrant charge related to i2 warrants	—	—	23,606	(23,606)	—	—	—
Cash collection from i2 applied to deferred warrant charge	—	—	—	4,000	—	—	4,000
Amortization of deferred warrant charge related to i2 warrants	—	—	—	283	—	—	283
Other comprehensive income	—	—	—	—	—	735	735
Net loss	—	—	—	—	(131,614)	—	(131,614)

Balance, March 31, 2001	48,733	487	499,825	(38,154)	(197,155)	606	265,609
Stock options exercised, net	1,442	15	10,497	—	—	—	10,512
ESPP common stock issuances	302	3	4,978	—	—	—	4,981
Amortization of deferred stock compensation related to options	—	—	—	954	—	—	954
Deferred stock compensation related to accelerated vesting	—	—	264	—	—	—	264
Adjustment of deferred compensation related to forfeitures	—	—	(5,283)	5,283	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	11,640	—	—	11,640
Cash collection from i2 applied to deferred warrant charge	—	—	—	2,000	—	—	2,000
Other comprehensive loss	—	—	—	—	—	(1,109)	(1,109)
Net loss	—	—	—	—	(82,709)	—	(82,709)

Balance, March 31, 2002	50,477	505	510,281	(14,875)	(279,864)	(503)	215,544
Stock options exercised, net	907	9	2,608	—	—	—	2,617
ESPP common stock issuances	383	4	2,957	—	—	—	2,961
Adjustment of deferred compensation related to forfeitures	—	—	(303)	303	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	470	—	—	470
Compensation charge related to stock option grants to non-employees	—	—	285	—	—	—	285
Cash collection from i2 applied to deferred warrant charge	—	—	—	1,250	—	—	1,250
Other comprehensive income	—	—	—	—	—	615	615
Net loss	—	—	—	—	(8,585)	—	(8,585)

Balance, March 31, 2003	51,767	$518	$515,828	$(9,450)	$(288,449)	$112	$218,559

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(8,585)	$(82,709)	$(131,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,044	8,453	4,181
Provision for doubtful accounts	384	2,840	4,808
Provision for warranty	—	—	88
Impairment of equity investments	1,000	5,200	—
Loss on disposal of equipment	—	574	46
Amortization of deferred stock compensation and compensation for accelerated vesting related to employee stock options and non-employee stock warrant	4,156	16,260	20,088
Amortization of goodwill and acquired intangibles	—	38,697	41,395
Write off of in-process research and development	—	—	34,910
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	4,477	9,373	(45,459)
Prepaid expenses and other current assets	181	2,720	(3,250)
Other non-current assets	551	(4,569)	(1,937)
Accounts payable	(6,065)	6,596	5,320
Accrued expenses	(1,698)	3,386	4,787
Accrued salaries and commissions	(4,689)	176	7,573
Deferred revenue	(12,562)	(11,124)	42,369
Other non-current liabilities	—	—	34

Net cash used in operating activities	(12,806)	(4,127)	(16,661)

Cash flows from investing activities:
Purchases of property and equipment	(2,967)	(5,859)	(10,720)
Net purchases of marketable securities available for sale	(8,717)	(17,360)	(33,269)
(Purchases) repayments of investments in private companies	—	2,000	(7,000)
Purchase of Intelliframe workflow technology and related expenses	—	—	(9,324)
Acquisition of businesses, net of cash acquired	—	—	(4,741)

Net cash used in investing activities	(11,684)	(21,219)	(65,054)

Cash flows from financing activities:
Borrowings under capital leases	2,500	—	—
Repayments under notes payable and lines of credit	—	—	(1,029)
Payments on capital leases	(4,932)	(3,135)	(685)
Proceeds from exercise of stock options and warrants	2,617	10,512	11,445
Proceeds from ESPP common stock issuances	2,961	4,981	6,145
Proceeds from OEM fees applied to deferred warrant charge	1,250	2,000	4,000

Net cash provided by financing activities	4,396	14,358	19,876

Effect of the exchange rate on cash and cash equivalents	1,299	(228)	(164)

Net decrease in cash and cash equivalents	(18,795)	(11,216)	(62,003)
Cash and cash equivalents at beginning of period	98,497	109,713	171,716

Cash and cash equivalents at end of period	$79,702	$98,497	$109,713

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

      webMethods, Inc. (the Company) is a leading provider of software and services for business integration. The Company’s products enable customers to integrate business processes among different systems within the enterprise through real-time exchange of information and to work closely with their customers, suppliers and other business partners through real-time exchange of information and transactions. The Company was incorporated in Delaware on June 12, 1996. On February 10, 2000, the Company completed its initial public offering of 4,715,000 of its $.01 par value common stock, priced at $35.00 per share. Gross proceeds aggregated approximately $165 million. The Company has subsidiaries in Europe and Asia Pacific regions which provide technical, marketing and sales support in their geographic regions.

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

     Allowance for doubtful accounts

      The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customers specific experience including payment practices and history, inquires, and other financial information from our customers.

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

     Investments in private companies

      Investments in private companies in which the Company owns less than a 20% voting equity interest and has no significant influence are accounted for using the cost method. Included in other assets as of March 31, 2003 and 2002, is $1,800,000 and $2,800,000, respectively, of preferred stock carried at cost and convertible debt carried at book value of various private companies, some of which are business partners. The Company performs periodic reviews of its investment for impairment. The investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During fiscal year 2003, the Company recorded an other than temporary write down of $1,000,000 related to the impairment of one private equity investment. During fiscal year 2002, the Company recorded an other than temporary write down of $5,200,000 related to the impairment of four private equity investments. The Company did not record an other than temporary write down in fiscal year 2001.

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

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

     Goodwill and acquired intangible assets

      The cost of business acquisitions accounted for using the purchase method is allocated first to identifiable assets and liabilities based on estimated fair values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Prior to April 1, 2002, identifiable intangible assets related to the acquisition of favorable lease terms were amortized on a straight-line basis over four years. Goodwill and assembled workforce were amortized on a straight-line basis over three years. Non-compete agreements were amortized on a straight-line basis over one year.

      On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite lives unless the intangible asset is deemed to be impaired. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. In accordance with the SFAS No. 142, goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value. The Company performed an impairment test of its goodwill and determined that no impairment of remaining goodwill existed at adoption and at March 31, 2003.

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

     Income taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 2003 and March 31, 2002.

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

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

     Revenue recognition

      The Company enters into arrangements, which may include the sale of software licenses, professional services and maintenance or various combinations of each element. The Company recognizes revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations remain. Historically the Company has not experienced significant returns or offered exchanges of its products.

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

      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for fiscal years 2003, 2002 and 2001:

	Year Ended March 31,

	2003	2002	2001

Net loss attributable to common shareholders, as reported	$(8,585)	$(82,709)	$(131,614)
Net loss attributable to common shareholders, pro forma	(63,735)	(97,433)	(259,735)
Basic and diluted net loss per common share, as reported	(.17)	(1.67)	(2.81)
Basic and diluted net loss per common share, pro forma	(1.24)	(1.97)	(5.54)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: Risk-free interest rates of 2.93%, 4.40% and 4.90% for the years ended March 31, 2003, 2002 and 2001, respectively; expected volatility of 97%, 125% and 122% for the years ended March 31, 2003, 2002 and 2001, respectively; expected life of 4 years, and no anticipated dividends.

      The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2003, 2002 and 2001 was $8.93, $15.65 and $84.02, respectively.

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

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

     Segment reporting

      The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations. See Note 19 or required geographic segment information.

     Recent accounting pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company adopted SFAS No. 142 on April 1, 2002 and, at that time, stopped amortizing goodwill that resulted from business combinations completed prior to the adoption.

      The following table summarizes the impact of the adoption of SFAS No. 142 on net loss and net loss per share and the impact had SFAS No. 142 been in effect for all periods presented (in thousands, except share and per share amounts):

	Year Ended March 31,

	2003	2002	2001

Net loss	$(8,585)	$(82,709)	$(131,614)
Adjustments:
Amortization of goodwill	—	35,590	31,947

Adjusted net loss	$(8,585)	$(47,119)	$(99,667)
Weighted average shares-basic and diluted	51,281,729	49,492,654	46,860,324

Adjusted basic and diluted EPS	$(0.17)	$(0.95)	$(2.13)
Reported basic and diluted EPS	$(0.17)	$(1.67)	$(2.81)

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 was effective April 1, 2002 for the Company. There was no impairment charge recorded for the fiscal year ended March 31, 2003.

      In November 2001, the Emerging Issues Task Force, or EITF, issued Topic No. D-103, “Income Statement Characterization of Reimbursement Received for Out-of-Pocket Expenses Incurred.” EITF Topic No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF Topic No. D-103 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has historically accounted for reimbursements of out-of-pocket expenses in the manner provided

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

for under EITF Topic No. D-103, the adoption of the provisions of EITF Topic No. D-103 did not have an impact on its consolidated financial position, results of operations or cash flows.

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

      In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranteed of Indebtedness of Others.” FIN 45 requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third-party. The Company has historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption on it’s financial position, results of operations and cash flows.

      In December 2002, the Financial Accounting Standards Board issued (SFAS 148), “Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment to FAS 123”. SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has accounted for stock-based employee compensation using the intrinsic method under APB 25 and has adopted the amendment to disclose the provisions of SFAS 148.

      In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

the first interim or annual reporting period that starts after July 1, 2003. The Company does not believe that FIN 46 will have a material impact on its financial position, results of operations and cash flows.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective July 1, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations and cash flows.

3.     Related-party transactions

      An individual who is a director, corporate secretary and stockholder of the Company is associated with a law firm that has rendered various legal services for the Company. For the years ended March 31, 2003, 2002 and 2001, the Company has paid the firm approximately $764,000, $1,223,000, and $2,194,000 respectively. As of March 31, 2003 and 2002, the aggregate amounts in trade accounts payable for these services was approximately $65,000 and $173,000, respectively.

4.     Investments in private companies

      In April 2000, the Company made an investment in a third-party totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third-party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in the equity investment. As of March 31, 2003 and 2002, the carrying value of the investment in this third-party was $1,800,000 and the Company’s equity position, excluding conversion of the debt, was less than 4%. The Company incurred royalty expense of $1,168,000 to this investment in the year ended March 31, 2003. The Company did not incur royalty expense to this third-party in the years ended 2002 and 2001, respectively.

      In September 2002, the Company recorded an other-than-temporary decline in value of $1.0 million in another one of the equity investments the Company made in a private company during 2000.

5.     Concentrations of credit risk

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

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Marketable securities

      The cost and estimated fair value of marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	March 31, 2003		March 31, 2002

	Cost	Fair Value	Cost	Fair Value

	(In thousands)		(In thousands)
Due in one year or less	$96,799	$97,079	$112,912	$113,345
Due after one year through two years	24,825	24,845	—	—

	$121,624	$121,924	$112,912	$113,345

      The gross unrealized holding gains were $300,000 and $433,000 for the years ended March 31, 2003 and 2002, respectively. The unrealized holding gains have been included, in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

7.     Property and equipment

      Property and equipment consisted of the following:

	March 31,

	2003	2002

	(In thousands)
Equipment	$22,226	$18,968
Software	7,694	6,518
Furniture	4,033	3,763
Leasehold improvements	2,912	2,489

	36,865	31,738
Accumulated depreciation and amortization	(24,797)	(14,557)

	$12,068	$17,181

      During the year ended March 31, 2003 and 2002, the Company acquired certain equipment and software under capital leases. Assets under capital leases included in equipment as of March 31, 2003 and 2002 are $9,171,000 and $7,856,000, respectively. Assets under capital lease included in software were $515,000 as of March 31, 2003 and 2002. Assets under capital lease included in furniture as of March 31, 2003 and 2002 are $65,000 and $0, respectively. Related to these capital leases and included in the accumulated depreciation and amortization is $6,871,000 and $3,474,000 at March 31, 2003 and 2002, respectively.

8.     Income taxes

      The Company has recorded no provision for income taxes for the years ended March 31, 2003, March 31, 2002 and March 31, 2001, as the Company has incurred operating losses since its inception. Net operating loss carryforwards (NOLs) as of March 31, 2003 are approximately $234,984,000 which begins to expire in 2010. Approximately $5,500,000 included in the current year NOL is related to deductions associated with stock option exercises. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income taxes — (Continued)

      The tax effect of each temporary difference is as follows:

	March 31,

	2003	2002

	(In thousands)
Net operating loss carryforwards	$86,740	$79,417
Accrued expenses	46	4,106
Deferred revenue	1,856	3,234
Accounts receivable	751	1,009
Impairment loss in equity investments	2,350	2,009
Property and equipment	568	(365)
Stock option compensation	6,394	5,680
Acquired intangibles	(9,050)	(9,222)
Research and development credit	6,287	4,493
Other	291	162
Valuation allowance	(96,233)	(90,523)

Net deferred tax assets	$—	$—

      Though management believes that future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the “more likely than not” criterion. The change in the valuation allowance was an increase of $5,710,000, which can be attributed primarily to accrued deferred tax liabilities and additional operating losses.

      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:

	March 31,

	2003	2002	2001

U.S. Federal statutory rate	34.0%	34.0%	34.0%
State and local taxes, net of Federal income tax benefit	(2.5)	1.4	2.6
Non-deductible items	(2.1)	(18.8)	—
Change in valuation allowance	(34.0)	(6.6)	(13.9)
Amortization of nondeductible goodwill	—	(14.6)	(5.9)
Change in general business credit	21.1	5.3	—
Acquisition costs	—	—	(8.9)
Foreign rate differential	(16.5)	(0.3)	—
Purchase price adjustment	—	—	(7.1)
Other	—	(0.4)	(0.8)

Effective tax rate	—%	—%	—%

9.     Notes payable and lines of credit

      As of March 31, 2003, the Company had a line of credit agreement with a bank to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2003 and an interest rate

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Notes payable and lines of credit — (Continued)

on unpaid principal balances of the bank’s prime rate. Borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. The agreement includes restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets to current liabilities, excluding deferred revenue of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be the greater of $35,000,000 or 85% of the total revenue for the immediately preceding fiscal quarter.

      As of March 31, 2003, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company obtained a letter of credit totaling $355,000 related to an office lease.

10.     Lease commitments

      The Company has an equipment line of credit with a leasing company for the purchase of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease, based on the 36-month treasury yield plus 3.7%. Principal and interest is payable under each lease in 36 monthly installments. At expiration of the lease term, the Company will have the option to purchase the equipment at fair market value. This arrangement includes a restrictive covenant that requires the Company to maintain a minimum of $2,500,000 of cash and marketable securities. During the fiscal year ending 2003, the Company obtained another equipment line of credit with another leasing company for the purchase of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease at an interest rate of 5.95%. Principal and interest is payable under each lease in 24 monthly installments. At expiration of the lease term, the Company will have the option to purchase the equipment at fair market value.

      The Company leases office space in various locations under operating leases expiring through fiscal year 2011. In December 1999, the Company entered into a five-year lease agreement for office space for the Company’s headquarters in Fairfax, Virginia. Total rent expense was approximately $9,492,000, $11,783,000 and $8,148,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Lease commitments — (Continued)

      Future minimum lease payments under the Company’s capital and operating leases are as follows:

	Operating	Capital

	(In thousands)
Years ending March 31,
2004	$11,360	$2,883
2005	9,722	329
2006	7,548	10
2007	7,648	—
2008	2,372	—
Thereafter	817	—

	$39,467	3,222

Less amounts representing interest		(149)

		3,073
Less current portion		(2,743)

Capital lease obligation, net of current portion		330
Other long term liabilities		237

Capital lease obligation, net of current portion and other		$567

11.     Stockholders’ equity

     Preferred stock

      The Company’s Certificate of Incorporation, as amended, includes 50,000,000 authorized shares of undesignated preferred stock with a par value of $.01, none of which were outstanding as of March 31, 2003.

     Common stock split

      In contemplation of the initial public offering, the Company consummated a 1.533 for one stock split. All references to the number of shares authorized, issued and outstanding and per-share information for all periods presented have been adjusted to reflect the effects of the stock split and share authorization.

     Warrant

      In March 2001, the Company entered into an OEM/ Reseller agreement with i2 Technologies (i2). In connection with the agreement the Company issued to i2 a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23,606,000 on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay the Company OEM fees of $10,000,000 over the term which will reduce the deferred warrant charge. The Company received $1,250,000 and $2,000,000, of OEM fees from i2 during the years ended March 31, 2003 and 2002, respectively. These fees were recorded as a reduction to the deferred warrant charge. The Company recorded $3,402,000 of amortization of the deferred warrant charge to sales and marketing expense for both the year ending March 31, 2003 and for the year ending March 31, 2002. In April 2001, the Company signed an amended warrant agreement which reduced the number of shares of common stock i2 can purchase from 750,000 to

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stockholders’ equity — (Continued)

710,000 and, in addition, reduced the exercise price per share from $40.88 to $28.70. Based on the remeasurement of the warrant using the Black-Scholes valuation model the fair value of the amended warrant did not exceed the current fair value of the original warrant. The Company did not incur an additional charge as a result of this amendment. The fair value of the warrants granted to i2 was estimated on the date of grant and amendment, using the following weighted average assumptions or range of weighted average assumption: Risk-free interest rate of 4.9%, term of 3.75 to 4 years, volatility of 114% to 159%, and no dividends anticipated. As of March 31, 2003, 710,000 warrants remain outstanding with a remaining life of approximately two years.

      In March 2003, the OEM/ Reseller agreement was modified to reduce the amount of OEM fees owed to webMethods related to this agreement from $10,000,000 payable over four years to $8,750,000 payable over five years. In addition, the number of resources committed by webMethods to i2 has been reduced as well as an elimination of the fee previously due to i2 on certain maintenance arrangements. Due to this change in the agreement, the amortization of the remaining unamortized deferred warrant charge has been changed from 4 years to 5 years to coincide with the new payment schedule.

12.     Active merger

      On August 15, 2000, the Company completed a merger with Active Software, Inc. (“Active”), a publicly traded company that develops and markets software products for businesses that allow users to integrate incompatible software applications across their extended enterprises of customers, suppliers and partners. Active stockholders received .527 shares of common stock of webMethods for each share of Active common stock, or an aggregate of 13.9 million shares. The merger was accounted for as a pooling of interests, and accordingly, for the year ended March 31, 2001, the financial statements have been retroactively restated as if the merger had occurred as of the beginning of the year. The Company incurred transaction costs of $34,039,000 directly related to the merger.

13.     Business acquisitions

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

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Business acquisitions — (Continued)

      The acquisitions were accounted for as purchases and, accordingly, their results of the operations have been included in the Company’s financial statements from the date of acquisition. During the year ended March 31, 2002 and 2001 respectively, the Company recorded $11,640,000 and $12,998,000 of amortization of deferred stock compensation which is based on the vesting period of related restricted stock. During the year ended March 31, 2003, the Company did not record any amortization of deferred stock compensation to restricted stock. Pro forma information for these acquisitions is not considered necessary as differences between actual and pro forma information are not material.

14.     Acquisition of technology

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

15.     Stock based compensation

     Stock incentive plan

      On November 1, 1996, the Company adopted the 1996 Stock Incentive Plan (the Plan). The Plan is administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the Plan and to determine the terms and option exercise prices of the stock options.

      In August 2000, the Company increased the number of shares to 20,731,000 shares of the Company’s common stock for issuance upon the exercise of options granted under the Plan. Pursuant to an amendment to the Plan adopted by the Board of Directors on June 6, 2001 and approved by the Company’s stockholders on September 7, 2001, the number of shares of the Company’s common stock available for issuance under Plan was increased on April 1, 2002 by 2,462,195 and again on April 1, 2003 by 2,462,195 shares of common stock, and subject to the Board’s discretion, may be increased by up to the same amount each April 1 thereafter during the remaining four-year term of the Plan. At March 31, 2003, options to purchase 15,830,002 shares were outstanding.

      Qualified incentive stock options granted pursuant to the plans have an exercise price equal to the fair value of the underlying common stock at the date of grant, vest at either the rate of 33.3% or 25.0% per year beginning one year after the date of award, and have a term of ten years.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock based compensation — (Continued)

      The following table summarizes the Company’s activity for all of its stock option awards:

	Stock	Range of		Weighted Average
	Options	Exercise Price		Exercise Price

Outstanding, March 31, 2000	9,231,985	$0.11 –	$254.27	$14.25
Granted	10,728,772	23.84 –	187.00	84.02
Exercised	(2,314,831)	0.11 –	89.18	4.91
Cancelled	(1,902,681)	0.11 –	254.27	70.36

Outstanding, March 31, 2001	15,743,245	0.11 –	254.27	58.18
Granted	11,294,307	6.32 –	34.17	15.65
Exercised	(1,451,256)	0.11 –	29.00	7.26
Cancelled	(10,008,085)	0.11 –	254.27	76.97

Outstanding, March 31, 2002	15,578,211	0.11 –	161.29	19.77
Granted	3,606,974	4.32 –	17.82	8.93
Exercised	(906,603)	0.11 –	14.36	3.20
Cancelled	(2,448,580)	0.11 –	151.09	17.70

Outstanding, March 31, 2003	15,830,002	$0.11 –	$161.29	$18.49

      Information regarding stock options outstanding as of March 31, 2003 is as follows:

			Outstanding			Options Exercisable

				Weighted Average
Range of			Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices			Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$0.11	–	$4.32	1,079,789	5.95	$1.98	982,519	$1.89
4.76	–	6.05	370,357	6.77	5.99	305,790	6.05
6.32	–	7.44	1,608,478	9.41	7.31	146,709	7.18
7.47	–	10.98	1,707,759	8.93	8.66	368,967	8.40
11.02	–	13.99	893,224	7.93	12.14	436,300	12.29
14.27	–	14.36	6,271,337	8.63	14.36	3,680,695	14.36
14.70	–	22.80	1,613,774	8.34	19.54	689,385	20.16
22.94	–	88.87	1,809,833	7.75	43.73	1,014,663	45.30
88.88	–	115.75	471,921	7.13	105.29	310,560	105.66
161.29	–	161.29	3,530	6.81	161.29	3,530	161.29

$0.11	–	$161.29	15,830,002	8.30	$18.49	7,939,118	$20.07

      Certain options for employee and non-employee directors granted during the years ended March 31, 2000, 1999 and 1998 resulted in deferred stock compensation as the estimated fair value (derived by reference to contemporaneous sales of convertible preferred stock) was greater than the exercise price on the date of grant. The total deferred stock compensation associated with these options was approximately $16,093,000. This amount is being amortized over the respective vesting periods of these options, ranging from three to four years. Approximately $754,000, $1,218,000 and $6,807,000 was amortized during the years ended March 31, 2003, 2002 and 2001 respectively, related to these options.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock based compensation — (Continued)

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

     Employee Stock Purchase Plan

      In January 2000, the Board of Directors approved the Company’s 2000 Employee Stock Purchase Plan (the ESPP). The ESPP became effective upon the completion of the Company’s initial public offering on February 10, 2000. A total of 3,750,000 shares of common stock have been made available for issuance under the ESPP as of March 31, 2003. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining nine year term of the ESPP by 750,000 shares of common stock.

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

      In June 1999, Active approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). In connection with the merger of Active, the Company assumed the Purchase Plan for all currently eligible employees of Active. Eligible employees of the Purchase Plan may purchase a limited number of shares of the Company’s common stock. Each participant can elect to purchase the Company’s common stock on the first day of each 24 month offering period (which begins on May 1 and November 1 of each year) and such option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the Company’s common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock (1) on the first day of the applicable offering period and (2) on the last day of the applicable purchase period. This plan terminated on October 31, 2001.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Stock based compensation — (Continued)

      The following table summarizes shares of common stock available for issuance and shares purchased as of March 31, 2003 (in thousands).

Balance at March 31, 2001	2,727

Additional authorized shares	750
Purchases	(302)
Reduction of shares for terminated plan	(514)

Balance at March 31, 2002	2661

Additional authorized shares	750
Purchases	(383)

Balance at March 31, 2003	3,028

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

16.     Employee benefit plan

      As of April 1, 1997, the Company adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required Company matching contributions. The plan provides for discretionary contributions by the Company. The Company made no contributions during the years ended March 31, 2003, 2002 and 2001.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2003	2002	2001

	(In thousands)
Cash paid during the period for interest	$673	$511	$156

Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,665	$3,061	$4,350
Change in net unrealized gain or loss on marketable securities	135	692	(1,125)
Translink Acquisition:
Fair value of assets acquired, net of cash acquired	$—	$—	$82,209
Less:
Liabilities assumed	—	—	(593)
Common stock issued in connection with the acquisition	—	—	(79,678)

	—	—	1,938
Write-off of in-process research and development	—	—	2,311

Cash paid for acquisition, net of cash acquired	$—	$—	$4,249

Premier Acquisition:
Fair value of assets acquired, net of cash acquired	$—	$—	$13,947
Less:
Liabilities assumed	—	—	(462)
Common stock issued in connection with the acquisition	—	—	(12,993)

Cash paid for acquisition, net of cash acquired	$—	$—	$492

18.     Restructuring Charge

      During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidations of facilities, and $700,000 of other related restructuring charges. These restructuring charges were taken to align the Company’s cost structure with changing market conditions. The restructuring plan resulted in headcount reduction of approximately 150 employees or 14% of the workforce. The Company also reduced the number of facilities by closing excess field offices and consolidating several California facilities into two locations.

      During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million due to a further headcount reduction of approximately 43 employees or 5% of the workforce.

      As of March 31, 2003 and March 31, 2002, respectively, $1.8 million and $3.0 million of restructuring charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

19.     Segment information

      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe and Asia Pacific regions. Revenue is primarily

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Segment information — (Continued)

attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Year Ended March 31,

	2003	2002	2001

	(In thousands)
Revenues
Americas	$133,756	$143,003	$180,192
Europe	36,351	35,666	17,800
Asia Pacific	26,647	17,327	3,965

Total	$196,754	$195,996	$201,957

Long Lived Assets
Americas	$47,852	$55,360	$97,853
Europe	2,228	1,555	1,236
Asia Pacific	1,476	1,373	1,207

Total	$51,556	$58,288	$100,296

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      For the years ended March 31, 2001, 2002 and 2003.

	Balance at			Balance at
	Beginning of			End of
	Period	Provisions	Deductions	Period

	(In thousands)
Year ended March 31, 2001
Allowance for doubtful accounts	$1,394	$4,808	$1,860	$4,342
Year ended March 31, 2002
Allowance for doubtful accounts	4,342	2,840	3,497	3,685
Year ended March 31, 2003
Allowance for doubtful accounts	3,685	280	1,115	2,850

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors and Stockholders
of webMethods Inc.:

      Our audit of the consolidated financial statements referred to in our report dated April 23, 2003, appearing in this Form 10-K of webMethods, Inc. for the year ended March 31, 2003 also included an audit of the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
____________________________________

McLean, Virginia
April 23, 2003

EXHIBIT INDEX

Exhibit
Number		Description

2.1	(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1	(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2	(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1	(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2	(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1	(3)	Second Amended and Restated Investor Rights Agreement
10.2	(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as amended
10.3	(3)	Employee Stock Purchase Plan
10.4	(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21.1	*	Subsidiaries of webMethods, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
24		Power of Attorney (included on signature page of this report)
99.1	*	Rule 13a-14(a) Certification of Chief Executive Officer
99.2	*	Rule 13a-14(a) Certification of Chief Financial Officer
99.3	*	Section 1350 Certification of Chief Executive Officer
99.4	*	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2001 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

*	Filed herewith.