Form 10-Q
period 2003-06-30
WEBMETHODS INC
filed 2003-08-14
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED JUNE 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     As of August 4, 2003, there were outstanding 52,027,727 shares of the registrant’s Common Stock.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2003
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of
June 30, 2003 (unaudited) and March 31, 2003
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) -
Three months ended June 30, 2003 and 2002
Condensed Consolidated Statements of Cash Flows (unaudited) -
Three months ended June 30, 2003 and 2002
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

Part II	Other Information
Item 1	Legal Proceedings
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2003	2003

	unaudited
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$98,183	$79,702
Marketable securities available for sale	96,751	97,079
Accounts receivable, net of allowance of $2,399 and $2,850	32,059	43,691
Prepaid expenses and other current assets	8,023	7,562

Total current assets	235,016	228,034
Property and equipment, net	11,922	12,068
Marketable securities available for sale	10,455	24,845
Goodwill	29,838	29,838
Other assets	8,165	9,651

Total assets	$295,396	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,022	$9,768
Accrued expenses	14,725	14,802
Accrued salaries and commissions	9,719	11,648
Deferred revenue	38,384	39,649
Current portion of capital lease obligations	1,923	2,743

Total current liabilities	75,773	78,610
Capital lease obligations, net of current portion and other	905	567
Long term deferred revenue	4,610	6,700

Total liabilities	81,288	85,877

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,009,227 and 51,766,572 shares issued and outstanding	520	518
Additional paid-in capital	517,300	515,828
Deferred stock compensation and warrant charge	(8,711)	(9,450)
Accumulated deficit	(295,210)	(288,449)
Accumulated other comprehensive gain	209	112

Total stockholders’ equity	214,108	218,559

Total liabilities and stockholders’ equity	$295,396	$304,436

          The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2003	2002

	(in thousands, except share and per share data)
Revenue:
License	$21,802	$28,669
Professional services	8,873	8,202
Maintenance	12,550	10,810

Total revenue	43,225	47,681

Cost of revenue:
License	467	135
Professional services and maintenance:
Stock based compensation	22	76
Other professional services and maintenance	11,659	10,267

Total cost of revenue	12,148	10,478

Gross profit	31,077	37,203

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	696	970
Other sales and marketing costs	22,450	24,310
Research and development:
Stock based compensation	—	19
Other research and development costs	11,200	12,279
General and administrative:
Stock based compensation	3	21
Other general and administrative costs	4,423	4,065

Total operating expenses	38,772	41,664

Operating loss	(7,695)	(4,461)
Interest income, net	934	1,339

Net loss	$(6,761)	$(3,122)
Basic and diluted net loss per share	$(0.13)	$(0.06)

Shares used in computing basic and diluted net loss per share	51,804,692	50,564,625

Comprehensive loss:
Net loss	$(6,761)	$(3,122)
Other comprehensive gain/(loss):
Unrealized (loss)/gain on securities available for sale	(58)	30
Foreign currency cumulative translation adjustment	157	536

Total comprehensive loss	$(6,662)	$(2,556)

          The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(6,761)	$(3,122)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,146	2,305
Provision for allowance for doubtful accounts	—	129
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	721	1,086
Conversion of interest income into equity in private company	(257)	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	12,266	7,084
Prepaid expenses and other current assets	(408)	(558)
Other non-current assets	778	639
Accounts payable	1,021	(4,654)
Accrued expenses	(290)	(1,068)
Accrued salaries and commissions	(1,527)	(3,744)
Accrued ESPP	(554)	(885)
Deferred revenue	(3,880)	(6,093)

Net cash provided by (used in) operating activities	3,255	(8,881)

Cash flows from investing activities:
Purchases of property and equipment	(890)	(921)
Proceeds from sale of investment in private company	1,000	—
Net sales of marketable securities available for sale	14,659	24,833

Net cash provided by investing activities	14,769	23,912

Cash flows from financing activities:
Borrowings under leasing agreements	—	2,500
Payments on capital leases	(1,460)	(653)
Proceeds from exercise of stock options and stock issued under the ESPP	1,491	2,381

Net cash provided by financing activities	31	4,228

Effect of exchange rate on cash and cash equivalents	426	736

Net increase in cash and cash equivalents	18,481	19,995
Cash and cash equivalents at beginning of period	79,702	98,497

Cash and cash equivalents at end of period	$98,183	$118,492

          The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

2. PRO FORMA STOCK BASED COMPENSATION

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

     The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for quarters ended June 30, 2003 and 2002:

	THREE MONTHS ENDED JUNE 30,

	2003	2002

Net loss attributable to common shareholders, as reported	$(6,761)	$(3,122)
Net loss attributable to common shareholders, pro forma	(21,582)	(16,353)
Basic and diluted net loss per common share, as reported	(.13)	(.06)
Basic and diluted net loss per common share, pro forma	(.42)	(.32)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: Risk-free interest rates of 2.93% and 4.40% for the quarters ended June 30, 2003 and 2002, respectively; expected volatility of 97% and 125% for the quarters ended June 30, 2003 and 2002, respectively; expected life of 4 years, and no anticipated dividends.

     The weighted average fair value per share for stock option grants that were awarded during the quarters ended June 30, 2003 and 2002 was $8.93 and $12.25, respectively.

3. COMPUTATION OF NET LOSS PER SHARE

     The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and warrants of 1,709,992 and 983,975 for the quarters ended June 30, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED JUNE 30,

	2003	2002

	(in thousands)
Cash paid during the period for interest	$89	$107

Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,006	$27

Conversion of debt and interest to equity in a private company	$1,257	$—

Change in net unrealized gain or (loss) on marketable securities	$(58)	$30

5. SEGMENT INFORMATION

     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe, Japan and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	THREE MONTHS ENDED
	JUNE 30,

REVENUE	2003	2002

	(in thousands)
Americas	$25,331	$32,824
Europe	10,697	9,230
Japan	4,245	2,372
Asia Pacific	2,952	3,255

Total	$43,225	$47,681

	AS OF	AS OF
	JUNE 30,	MARCH 31,
LONG LIVED ASSETS	2003	2003

	(in thousands)
Americas	$46,366	$47,852
Europe	2,338	2,228
Japan	728	935
Asia Pacific	493	541

Total	$49,925	$51,556

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

     As of June 30, 2003 and March 31, 2003, respectively, $1.5 million and $1.8 million of restructuring charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

7. INVESTMENTS IN PRIVATE COMPANIES

     In April 2000, the Company made an investment in a third-party totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third-party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in the equity investment. In June 2003, the Company received $1,000,000 as repayment of it’s convertible debt to this private company. In connection with this transaction, the Company also converted $257,000 of interest receivable into additional equity in this private company. As of June 30, 2003 and 2002, the carrying value of the investment in this third-party was $1,057,000 and $1,800,000, respectively, and the Company’s equity position, excluding conversion of the debt, was less than 4%.

     The Company incurred royalty expense of $363,000 to this investment in the quarter ended June 30, 2003. The Company did not incur royalty expense to this third-party for the quarter ended June 30, 2002.

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

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, sufficiency of working capital and projections regarding the market for integration software, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, execution of potential acquisitions of technology or companies, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Form 10-K for the year ended March 31, 2003 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

OVERVIEW

Background

     We are a leading provider of software and services for comprehensive end-to-end integration solutions. We develop and deliver software products and provide related services that give large organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide Enterprise Web Services. By deploying the webMethods integration platform, customers can reduce costs, create new revenue opportunities, strengthen relationships with customers, vendors and business partners, substantially increase supply chain efficiencies and streamline internal business processes

Overview of First Quarter of Fiscal 2004

     Our net loss of $6.8 million for the quarter ended June 30, 2003 increased by $3.7 million from a net loss of $3.1 million in the quarter ended June 30, 2002. The increase in net loss is due primarily to a decrease in revenue of $4.5 million, an increase in professional services and maintenance costs of $1.4 million, and a $405,000 decrease in net interest income, which was partially offset by a $2.9 million decrease in operating expenses.

     Total revenue decreased to $43.2 million for the quarter ended June 30, 2003 from $47.7 million for the quarter ended June 30, 2002. This decrease was a result of a reduction of license revenue by $6.9 million, which was partially offset by an increase of $1.7 million in maintenance revenue in the quarter ended June 30, 2003 compared to the same quarter in the prior year. The 24% decrease in license revenue is attributable to the continued uncertainty in the global economy and in information technology spending, which affected our North American commercial license sales in our first 2004 fiscal quarter ended June 30, 2003. During the first quarter of our fiscal year 2004, many enterprises continued to be cautious, and information technology (IT) purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of IT projects, customers placing smaller orders, or difficulty in closing large deals. Additionally, we entered the first quarter of our fiscal year 2004 with our quota bearing sales headcount down approximately 10% from the quarter ended June 30, 2002. While we knew this may have some impact, we did not anticipate the extent to which it would impact our coverage and pipeline development. During our first quarter of fiscal year 2004, we hired additional quota bearing sales representatives, which moves us closer to our desired level of coverage.

     We maintained our intense focus on managing operating expenses throughout the quarter ended June 30, 2003. This resulted in a 6% reduction in operating expenses which is a result of reductions in total sales and marketing, research and development and general and administrative expenses, excluding stock based compensation and warrant charge, compared to the same quarter in the prior year.

     We sell our integration platform to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners, and to a lesser extent, resellers. We license our software to customers primarily on a perpetual basis and to a lesser extent, on a renewable term basis. As of June 30, 2003, we had over 975 customers, compared to over 850 customers as of June 30, 2002.

     We believe one of our competitive differentiators is our strong partnership with application software companies and system integrators. Under our partnerships with application software vendors, the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Leading enterprise application software vendors with whom we have strong relationships include i2 Technologies, Informatica, J.D. Edwards, SAP AG and Siebel Systems. Our application and system integrator partners actively assist us in selling the full webMethods Integration Platform to their customers, making us the logical choice for enterprise-wide integration initiatives. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during the first quarter of fiscal year 2004, and we expect this influence to continue. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment of license fees from the joint customer is received. During the first quarter of fiscal year 2004, we expanded our partnership with Informatica to make Business Activity Monitoring more easily attainable and announced our integration of the JBoss application server directly into the webMethods Integration Platform.

     We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During the first quarter of fiscal year 2004, our global customer services group reported and documented over 100 separate production events as compared to over 75 such events in the prior year. In many instances during the first quarter of fiscal year 2004, these customers deployed our software within 17 weeks or less. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other integration projects and serve as a reference customer for us in our future sales efforts.

     We believe the software integration market will continue to provide opportunity for long term growth. Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers and productions events. Approximately 45% of our license revenue in the first quarter of fiscal year 2004 came from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest to ensure an advantageous positioning relative to our competition, resulting in recognized industry and technology leadership and increasing market share.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates, on an on-going basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 2 of the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 for a more comprehensive discussion of our revenue recognition policies. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue.

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

RESULTS OF OPERATIONS

     The following table summarizes the results of our operations for the fiscal quarters ended June 30, 2003 and 2002 (all percentages are calculated using the underlying data in thousands):

	June 30,	Percentage	June 30,
	2003	Change	2002

	($ in thousands)
Total revenue	$43,225	(9.3)%	$47,681
Gross profit	$31,077	(16.5)%	$37,203
% of total revenue	71.9%		78.0%
Total operating expenses	$38,772	(6.9)%	$41,664
% of total revenue	89.7%		87.4%
Operating loss	$(7,695)	72.5%	$(4,461)
% of total revenue	(17.8)%		(9.4)%
Net loss	$(6,761)	116.6%	$(3,122)
% of total revenue	(15.6)%		(6.5)%

     Total revenue decreased by 9%, to $43.2 million for the quarter ended June 30, 2003 from $47.7 millions for the quarter ended June 30, 2002 due primarily to a decrease in license revenue, which was partially offset by an increase in maintenance and professional services revenue. This decrease in license revenue reflects the continued global economic slowdown and decline in information technology spending.

     Our net loss of $6.8 million for the quarter ended June 30, 2003 increased by $3.7 million from a net loss of $3.1 million in the quarter ended June 30, 2002. The increase in net loss is due primarily to a decrease in total revenue of $4.5 million, an increase in the cost of maintenance and professional services of $1.4 million and a $405,000 decrease in net interest, which was partially offset by a $2.9 million decrease in operating expenses. Additionally, our total expenses included a $2.4 million negative foreign currency impact.

Revenue

     The following table summarizes our revenue for fiscal quarters ended June 30, 2003 and 2002:

	June 30,	Percentage	June 30,
	2003	Change	2002

	($ in thousands)
License	$21,802	(24.0)%	$28,669
Professional services	8,873	8.2%	8,202
Maintenance	12,550	16.1%	10,810

Total revenue	$43,225	(9.3)%	$47,681

     The following table summarizes the Company’s net revenue by geographic region for the fiscal quarters ended June 30, 2003 and 2002:

	June 30,	Percentage	June 30,
	2003	Change	2002

		($ in thousands)
Americas	$25,331	(22.8)%	$32,824
Europe	10,697	15.9%	9,230
Japan	4,245	79.0%	2,372
Asia Pacific	2,952	(9.3)%	3,255

Total revenue	$43,225	(9.3)%	$47,681

     Total revenue decreased to $43.2 million for the quarter ended June 30, 2003 from $47.7 million for the quarter ended June 30, 2002. License revenue decreased by $6.9 million for the quarter ended June 30, 2003 from $28.7 million for the quarter ended June 30, 2002, which was partially offset by an increase of $1.7 million in maintenance revenue in the quarter ended June 30, 2003 from the same quarter in the prior year.

     In the quarter ended June 30, 2003, revenue from the Americas declined 23% to $25.3 million from $32.8 million in the quarter ended June 30, 2002 due primarily to the continued uncertainty in the global economy and in information technology spending, which affected our North American commercial license sales in the quarter ended June 30, 2003. During the first quarter of our fiscal year 2004, many enterprises continued to be cautious, and information technology (IT) purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of IT projects, customers placing smaller orders, or difficulty in closing large deals. International revenue increased from $14.9 million in the quarter ended June 30, 2002 to $17.9 million in the quarter ended June 30, 2003 primarily due to $2.4 million in positive foreign currency impacts and additional license sales. International revenue accounted for 41% of our total revenue in the quarter ended June 30, 2003, as compared to 31% in the quarter ended June 30, 2002.

     License revenue decreased by 24% to $21.8 million in the quarter ended June 30, 2003 from $28.7 million in the quarter ended June 30, 2002 due to a decline in license revenue in the Americas attributable to the global economic slowdown and decrease in technology spending. Additionally, we entered the first quarter of our fiscal year 2004 with our quota bearing sales headcount down approximately 10% from the quarter ended June 30, 2002.

     Professional services revenue increased 8% to $8.9 million in the quarter ended June 30, 2003 from $8.2 million in the quarter ended June 30, 2002. This increase in professional services revenue is attributable to increased billable hours.

     Maintenance revenue increased 16% to $12.6 million in the quarter ended June 30, 2003 from $10.8 million in the quarter ended June 30, 2002. This increase is due primarily to the increase in customers licensing our software, and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.

Gross Profit

     The following table summarizes the Company’s gross profit by type of revenue, excluding stock based compensation:

	Fiscal Quarter Ended

	June 30,	June 30,
	2003	2002

License	97.9%	99.5%
Professional services and maintenance	45.6%	46.0%
Total revenue	71.9%	78.2%

     Total gross profit, excluding stock based compensation, decreased to 72% in the quarter ended June 30, 2003 from 78% in the quarter ended June 30, 2002. This decrease was due to a decrease in license revenue and an increase in our cost of licenses as well as an increase in the cost of professional services and maintenance which is a result of increased subcontractor costs.

     Our cost of license revenue consists of royalties for products licensed from third parties. Our gross profit on license revenue was 98% and 99% in the quarter ended June 30, 2003 and 2002, respectively. The decrease in license gross profit is due to an increase in the licensing of royalty bearing products and a decrease in license revenue.

     Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services, excluding stock based compensation, was 46% in both quarters ended June 30, 2003 and 2002.

Operating Expenses

     The following table presents certain information regarding the Company’s operating expenses during the fiscal quarters ended June 30, 2003 and 2002:

		Fiscal Quarter Ended

	June 30,	Percentage	June 30,
	2003	Change	2002

		($ in thousands)
Operating Expenses:
Sales and marketing*	$22,450	(7.7)%	$24,310
% of total revenue	51.9%		51.0%
Research and development*	$11,200	(8.8)%	$12,279
% of total revenue	25.9%		25.8%
General and administrative*	$4,423	8.8%	$4,065
% of total revenue	10.2%		8.5%
Stock based compensation and warrant charge	$699	(30.8)%	$1,010
% of total revenue	1.6%		2.1%
Operating expense	$38,772	(6.9)%	$41,664
% of total revenue	89.7%		87.4%

*	Excludes stock based compensation and warrant charge, as applicable.

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, as applicable.

     Sales and marketing expense, excluding stock based compensation and warrant charge, was 52% and 51% of total revenue in the quarters ended June 30, 2003 and 2002, respectively. In the quarter ended June 30, 2003, sales and marketing expense decreased to $22.5 million from $24.3 million in the quarter ended June 30, 2002, excluding stock based compensation. This decrease was primarily due to a decrease in the number of sales and marketing employees, commission expense, travel, sales referral fees and marketing programs expense.

     Research and development expense, excluding stock based compensation, was $11.2 million and $12.3 million in the quarters ended June 30, 2003 and 2002, which represents 26% of total revenue, respectively. In the quarter ended June 30, 2003, research and development expense, excluding stock based compensation, decreased $1.1 million from the quarter ended June 30, 2002 primarily due to an decrease in the number of research and development personnel and external consultants.

     General and administrative expense, excluding stock based compensation, as a percentage of total revenue was approximately 10% and 9% for the quarters ended June 30, 2003 and 2002, respectively. In the quarter ended June 30, 2003, general and administrative expense, excluding stock based compensation, increased $358,000 from the quarter ended June 30, 2002, to $4.4 million. This increase is primarily due to an increase in personnel costs and other miscellaneous general and administrative expenses.

     Stock based compensation and warrant charge was $721,000 and $1.1 million in the quarters ended June 30, 2003 and 2002, respectively, of which $22,000 and $76,000, respectively, was included in cost of sales. Deferred stock based compensation and warrant charge was recorded for the following transactions:

     (i)  The issuance of restricted stock in connection with certain acquisitions and the grant of stock options to employees and non-employee directors at exercise prices less than the deemed fair value of our common stock at the date of the grant; and

     (ii) In March 2001 we entered into an OEM/Reseller agreement with i2 Technologies (i2) and issued a warrant which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the amended agreement, i2 will pay us OEM fees of $8.8 million over the amended term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

     The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

Interest Income, net

     Net interest income decreased by approximately $405,000, or 30%, to $934,000 for the quarter ended June 30, 2003 from $1.3 million for the quarter ended June 30, 2002. This decrease was primarily attributable to lower interest rates on commercial paper, corporate bonds and money market funds in the quarter ended June 30, 2003, compared to those in the same period in the prior year.

Income Taxes

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

LIQUIDITY AND CAPITAL RESOURCES

     Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at June 30, 2003, showed a 1% decrease in our cash and investments, to $205.4 million and a 6% decrease in our working capital, to $159.2 million from our positions at June 30, 2002. The decrease in working capital is primarily due to a decrease in our cash and cash equivalents and accounts receivable balances at June 30, 2003, as compared to June 30, 2002.

     Net cash provided by operating activities was $3.3 million for the quarter ended June 30, 2003 and net cash used by operating activities was $8.9 million for the quarter ended June 30, 2002. The increase in cash provided by operating activities during the quarter ended June 30, 2003, compared to quarter ended June 30, 2002, was due primarily to larger decreases in accounts receivable balance offset by smaller decreases in accounts payable, accrued expenses, accrued salaries and commissions, accrued ESPP and deferred revenue.

     Net cash provided by investing activities was $14.8 million and $23.9 million in the quarters ended June 30, 2003 and 2002, respectively. The decrease in cash provided by investing activities was primarily due to the reduction in the sale of marketable securities available for sale. Capital expenditures were $890,000 and $921,000 in the quarters ended June 30, 2003 and 2002, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the quarter ended June 30, 2003, we received $1.0 million in proceeds from the sale of a substantial portion of an investment in a private company.

     Net cash provided by financing activities was $31,000 and $4.2 million in the quarters ended June 30, 2003 and 2002, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options and Employee Stock Purchase Plan common stock issuances offset by payments on capital leases in the quarters ended June 30, 2003 and 2002 and borrowings under lease agreements in the quarter ended June 30, 2002. Net cash proceeds from exercises of stock options were $262,000 and $685,000 in quarters ended June 30, 2003 and 2002 respectively. Net cash proceeds from ESPP common stock issuances were $1.2 million and $1.7 million in the quarters ended June 30, 2003 and 2002 respectively. Payments on capital leases were $1.5 million and $653,000 in quarters ended June 30, 2003 and 2002, respectively. Borrowings on capital leases were $2.5 million in the quarter ended June 30, 2002.

     We have a line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2003, which we expect to renew. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of June 30, 2003, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $355,000 related to an office lease. Borrowings under this line are limited to 80% of eligible accounts receivable.

     We believe that our existing working capital and our line of credit will be sufficient to meet our operating resource expenditure requirements for at least the next twelve months. However, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

     We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, competitive pressures, amount and timing of operating costs and changes that we may make in our business, operations and infrastructure. In addition, economic uncertainties, economic consequences or after-effects of terrorist acts, geopolitical developments or uncertainties, infectious outbreaks like SARS, travel limitations and other major, unanticipated events may impact our quarterly operating results. We generaly close a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until August 1, 2003, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $336.25 to a low of $4.32.

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

     We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services and deferrals of purchases due to economic uncertainties and economic consequences or after- effects of terrorist acts, geopolitical developments or uncertainties, infectious outbreaks like SARS, travel limitations or other major, unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in volatility in the market price of webMethods’ stock.

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

     Our strategy is to continue developing our integration software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the financial services industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our software to companies in these markets, we may need to expand or enhance our software to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

We adopted a shareholder rights plan in October 2001, and previously implemented certain provisions in our certificate of incorporation and bylaws, that may have anti-takeover effects.

     Our Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of webMethods’ stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of webMethods’ stock and could discourage, delay or prevent a merger or acquisition of webMethods, Inc. that stockholders may consider favorable. In addition, provisions of the current certificate of incorporation and bylaws of webMethods, Inc., as well as Delaware corporate law, could make it more difficult for a third-party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

     Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes, and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of June 30, 2003, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2003, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 30, 2001, a purported class action lawsuit was filed in the Southern District of New York naming webMethods, several of its executive officers at the time of our initial public offering and the managing underwriters of our initial public offering as defendants. The amended complaint alleges, among other things, that webMethods’ initial public offering registration statement and final prospectus contained material misrepresentations and omissions related in part to certain commissions allegedly solicited and received by the underwriters, and tie-in arrangements allegedly demanded by the underwriters, in connection with their allocation of shares in our initial public offering, and that those commissions and arrangements were not disclosed to the public after webMethods’ initial public offering. The amended complaint also alleges that false analysts’ reports were issued. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of webMethods common stock between February 10, 2000 and December 6, 2000. This case has been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). We have considered and agreed to enter into a proposed settlement offer with representatives of the plaintiffs in the consolidated proceeding, and believe that any liability on behalf of webMethods that may accrue under that settlement offer would be covered by our insurance policies. Until that settlement is fully effective, we intend to defend against the amended complaint vigorously.

     From time to time, the Company is involved in other disputes and litigation in the normal course of business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
31.1	*Rule 13a-14(a) Certification of Chief Executive Officer
31.2	*Rule 13a-14(a) Certification of Chief Financial Officer
32.1	*Section 1350 Certification of Chief Executive Officer
32.2	*Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No.

001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No.

001-15681).

*	Filed herewith.

     (b) Reports on Form 8-K. The following reports on Form 8-K have been filed by webMethods, Inc. since the beginning of its fiscal quarter on April 1, 2003:

Date of Report	Item No.	Item Reported

April 3, 2003	7,12	Press release dated April 3, 2003.
April 29, 2003	7,12	Press release dated April 29, 2003.
July 3, 2003	7,12	Press release dated July 3, 2003.
July 21, 2003	7,12	Press release dated July 21, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC

Date: August 13, 2003	By: /s/ PHILLIP MERRICK
Phillip Merrick
Chairman of the Board and
Chief Executive Officer

Date: August 13, 2003	By: /s/ MARY DRIDI
Mary Dridi
Chief Financial Officer
(Principal Financial Officer)