Form 10-Q
period 2003-09-30
WEBMETHODS INC
filed 2003-11-13
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

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

     As of November 13, 2003, there were outstanding 52,077,646 shares of the registrant’s Common Stock.

WEBMETHODS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003 (unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Three and six months ended September 30, 2003 and 2002
Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended September 30, 2003 and 2002
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
(a) Exhibits
(b) Reports on Form 8-K

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30,	MARCH 31,
	2003	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,075	$79,702
Marketable securities available for sale	75,461	97,079
Accounts receivable, net of allowance of $2,447 and $2,850	39,477	43,691
Prepaid expenses and other current assets	8,876	7,562

Total current assets	202,889	228,034
Marketable securities available for sale	37,659	24,845
Property and equipment, net	10,609	12,068
Goodwill	29,838	29,838
Other assets	8,966	9,651

Total assets	$289,961	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,880	$9,768
Accrued expenses	14,441	14,802
Accrued salaries and commissions	11,272	11,648
Deferred revenue	36,898	39,649
Current portion of capital lease obligations	1,549	2,743

Total current liabilities	74,040	78,610
Capital lease obligations, net of current portion and other	737	567
Long term deferred revenue	3,806	6,700

Total liabilities	78,583	85,877

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,057,159 and 51,766,572 shares issued and outstanding	520	518
Additional paid-in capital	517,473	515,828
Deferred stock compensation and warrant charge	(7,984)	(9,450)
Accumulated deficit	(299,684)	(288,449)
Accumulated other comprehensive income	1,053	112

Total stockholders’ equity	211,378	218,559

Total liabilities and stockholders’ equity	$289,961	$304,436

               The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

	(In thousands, except share and per share data)
Revenue:
License	$22,025	$26,475	$43,827	$55,144
Professional services	10,578	8,584	19,451	16,786
Maintenance	12,786	11,103	25,336	21,913

Total revenue	45,389	46,162	88,614	93,843

Cost of revenue:
License	555	525	1,022	660
Professional services and maintenance:
Stock based compensation	22	76	44	152
Other professional services and maintenance costs	12,403	10,668	24,062	20,935

Total cost of revenue	12,980	11,269	25,128	21,747

Gross profit	32,409	34,893	63,486	72,096
Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	721	983	1,417	1,953
Other sales and marketing costs	21,467	22,592	43,917	46,902
Research and development:
Stock based compensation	10	40	10	59
Other research and development costs	10,857	11,821	22,058	24,100
General and administrative:
Stock based compensation	3	23	6	44
Other general and administrative costs	4,524	4,228	8,947	8,293

Total operating expenses	37,582	39,687	76,355	81,351

Operating loss	(5,173)	(4,794)	(12,869)	(9,255)
Interest income, net	699	913	1,634	2,252
Impairment of equity investment in private company	—	(1,000)	—	(1,000)

Net loss	$(4,474)	$(4,881)	$(11,235)	$(8,003)

Basic and diluted net loss per common share	$(0.09)	$(0.10)	$(0.22)	$(0.16)

Shares used in computing basic and diluted net loss per common share	52,038,339	50,845,878	51,922,154	50,706,018

Comprehensive loss:
Net loss	$(4,474)	$(4,881)	$(11,235)	$(8,003)
Other comprehensive loss:
Unrealized loss on marketable securities available for sale	(32)	(260)	(91)	(230)
Foreign currency cumulative translation adjustment	877	(209)	1,032	326

Total comprehensive loss	$(3,629)	$(5,350)	$(10,294)	$(7,907)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED SEPTEMBER 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net loss	$(11,235)	$(8,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,320	4,835
Recoveries of allowance for doubtful accounts	—	(12)
Amortization of deferred stock compensation related to employee and non-employee stock options and non-employee stock warrants	1,477	2,208
Impairment of equity investment in private company	—	1,000
Conversion of interest income into equity in private company	(257)	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	5,433	6,549
Prepaid expenses and other current assets	(1,210)	(1,604)
Other non-current assets	41	807
Accounts payable	(217)	(2,871)
Accrued expenses	(686)	(2,676)
Accrued salaries and commissions	(637)	(4,627)
Accrued ESPP	15	(141)
Deferred revenue	(6,537)	(10,032)

Net cash used in operating activities	(9,493)	(14,567)

Cash flows from investing activities:
Purchases of property and equipment	(1,597)	(1,958)
Net sales (purchases) of marketable securities available for sale	8,712	(18,697)
Proceeds from the sale of investment in private company	1,000	—

Net cash provided by/(used in) investing activities	8,115	(20,655)

Cash flows from financing activities:
Borrowings under leasing agreements	—	2,500
Payments on capital leases	(2,085)	(2,070)
Proceeds from exercise of stock options and stock issued under the ESPP	1,636	2,606

Net cash (used in)/provided by financing activities	(449)	3,036

Effect of exchange rate on cash and cash equivalents	1,200	622

Net decrease in cash and cash equivalents	(627)	(31,564)
Cash and cash equivalents at beginning of period	79,702	98,497

Cash and cash equivalents at end of period	$79,075	$66,933

     The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

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

     The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for the three and six months ended September 30, 2003 and 2002 :

	THREE MONTHS ENDED SEPTEMBER 30,		SIX MONTHS ENDED SEPTEMBER 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net loss, as reported	$(4,474)	$(4,881)	$(11,235)	$(8,003)
Net loss, pro forma	(16,325)	(13,108)	(34,583)	(28,457)
Basic and diluted net loss per common share, as reported	(.09)	(.10)	(.22)	(.16)
Basic and diluted net loss per common share, pro forma	(.31)	(.26)	(.67)	(.56)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: Risk-free interest rates of 2.93% and 4.40% for the three and six months ended September 30, 2003 and 2002, respectively; expected volatility of 97% and 125% for the three and six months ended September 30, 2003 and 2002, respectively; expected life of 4 years, and no anticipated dividends.

     The weighted average fair value per share for stock option grants awarded during the three months ended September 30, 2003 and 2002 was $8.84 and $8.48, respectively. The weighted average fair value per share for stock option grants awarded during the six months ended September 30, 2003 and 2002 was $8.92 and $10.66, respectively.

3. COMPUTATION OF NET LOSS PER SHARE

     The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and warrants of 792,098 and 1,168,819 for the quarters ended September 30, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Employee stock options and warrants of 890,435 and 1,320,340 for the six months ended September 30, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	SIX MONTHS ENDED SEPTEMBER 30,

	2003	2002

	(in thousands)
Cash paid during the period for interest	$101	$353

Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,111	$900

Conversion of debt and interest to equity in a private company	$1,257	$—

Change in net unrealized gain on marketable securities	$(91)	$(230)

5. SEGMENT INFORMATION

     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe/Middle-East/Africa (“EMEA”), Japan and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

REVENUES	2003	2002	2003	2002

	(In thousands)
Americas	$26,083	$30,441	$51,413	$63,265
EMEA	11,965	7,308	22,662	16,538
Japan	4,495	5,737	8,740	8,109
Asia Pacific	2,846	2,676	5,799	5,931

Total	$45,389	$46,162	$88,614	$93,843

	AS OF	AS OF
	SEPTEMBER 30,	MARCH 31,
LONG LIVED ASSETS	2003	2003

	(In thousands)
Americas	$45,062	$47,853
EMEA	2,308	2,228
Japan	1,599	935
Asia Pacific	444	541

Total	$49,413	$51,557

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

     In October 2002, the Company recorded a restructuring charge of $2.2 million due to a headcount reduction of approximately 43 employees or 5% of the workforce.

     As of September 30, 2003 and March 31, 2003, respectively, $1.3 million and $1.8 million of restructuring charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

7. INVESTMENTS IN PRIVATE COMPANY

     In April 2000, the Company made an investment in a private company totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this private company currently share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in this equity investment. In September 2003, the Company received $1,000,000 as repayment of convertible debt of this private company. In connection with this transaction, the Company also converted $257,000 of interest into additional equity in this private company. As of September 30, 2003 and March 31, 2003, the carrying value of the investment in this private company was $1,057,000 and $1,800,000, respectively, and the Company’s equity position, excluding conversion of other convertible debt, was less than 4%.

     The Company incurred royalty expense of $396,000 and $341,000 to this private company in the three months ended September 30, 2003 and 2002, respectively, and $759,000 and $341,000 in the six months ended September 30, 2003 and 2002, respectively.

8. SUBSEQUENT EVENTS

          In October 2003, the Company completed the business and asset acquisitions of The Mind Electric, Inc. (“TME”), The Dante Group and the portal solution previously known as DataChannel. TME was a leading provider of software for the service-oriented architectures and The Dante Group, Inc. was a provider of business activity monitoring software. The aggregate purchase price for these three acquisitions was approximately $32 million in cash excluding advisors fees. The Company is currently in the process of finalizing the accounting for these acquisitions.

          In October 2003, the Company reduced its headcount by approximately 40 employees to better align the Company’s investments and cost structure. In connection with this reduction, the Company expects to record a restructuring charge in the range of $1.5 million to $2.0 million during the quarter ending December 31, 2003.

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, cost savings, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current, anticipated and acquired software, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, development and continuation of strategic partnerships and alliances, contributions to future financials performance of acquired technology or businesses, realization of benefits from acquisitions of technology or companies, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Form 10-K for the year ended March 31, 2003 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

OVERVIEW

Background

     We are a leading provider of web services infrastructure software and services providing a standards-based, non-proprietary and vendor-neutral solution, enabling customers to run, measure and optimize their information technology resources and the business processes utilizing those resources. We develop and deliver software products and provide related services that give organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to run, manage and optimize the connected information resources, data, business processes and human workflows and to provide Enterprise Web Services. By deploying webMethods software, customers can reduce costs, create new revenue opportunities, strengthen relationships with customers, vendors and business partners, increase supply chain efficiencies and streamline internal business processes.

     In October 2003, the Company completed the business and asset acquisitions of The Mind Electric, Inc. (“TME”), The Dante Group and the portal solution previously known as DataChannel. TME was a leading provider of software for the service-oriented architectures and The Dante Group, Inc. was a provider of business activity monitoring software. The aggregate purchase price for these three acquisitions was approximately $32 million in cash excluding advisors fees.

Overview of Second Quarter of Fiscal 2004

     Our net loss of $4.5 million for the quarter ended September 30, 2003 decreased by approximately $400,000 from a net loss of $4.9 million in the quarter ended September 30, 2002. The decrease in net loss is due primarily to a decrease in operating expenses of $2.1 million and a $1.0 million charge recorded in the second quarter of our fiscal 2003 for impairment of an equity investment in a private company. Those items were substantially offset by a decrease in revenue of approximately $800,000, an increase in cost of sales of $1.7 million and a decrease in net interest income of approximately $200,000.

     Our total revenue decreased to $45.4 million for the quarter ended September 30, 2003 from $46.2 million for the quarter ended September 30, 2002. Our revenue decrease resulted from a decline in license revenue of $4.5 million, partially offset by a $1.7 million increase in maintenance revenue and a $2.0 million increase in professional services revenue in the quarter ended September 30, 2003 compared to the same quarter in the prior year. The 17% decrease in license revenue was attributable to the continued uncertainty in the global economy and in information technology spending, as well as the continuing impact from our quota bearing sales headcount in the Americas being down approximately 10% at the beginning of the first quarter of our fiscal year 2004, which affected our North American commercial license sales in our quarter ended September 30, 2003. During the second quarter of our fiscal year 2004, many enterprises headquartered in North America continued to be cautious, and information technology purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.

     We maintained our intense focus on managing operating expenses throughout the quarter ended September 30, 2003. This resulted in a 5% reduction in operating expenses compared to the second quarter of our fiscal year 2003. The reduction in operating expenses was primarily the result of reductions in total sales and marketing expense, excluding stock based compensation and warrant charge, and research and development expense, excluding stock based compensation, compared to the same quarter of our fiscal year 2003.

     We sell our software and services to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners, and to a lesser extent, resellers. We license our software to customers primarily on a perpetual basis. As of September 30, 2003, we had over 1,000 customers, compared to over 850 customers as of September 30, 2002.

     We believe one of our competitive differentiators is our strong partnership with application software companies and system integrators. Under our partnerships with application software vendors, the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Leading enterprise application software vendors with whom we have strong relationships include AMS, i2 Technologies, Informatica, Peoplesoft and Siebel Systems. Our application and system integrator partners actively assist us in selling the full webMethods Integration Platform to their customers, making us the logical choice for enterprise-wide integration initiatives. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during the second quarter of our fiscal year 2004, and we expect this influence to continue. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment of license fees from the joint customer is received. During the second quarter of our fiscal year 2004, Peoplesoft chose our technology to embed within their AppConnect product suite, which will allow our technology to be used for a number of complex business process integration requirements, and AMS chose to embed webMethods Workflow into twelve of their different applications targeted at the US military and defense market.

     We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During the second quarter of our fiscal year 2004, our global customer services group reported and documented over 110 separate production events as compared to over 75 such events in the prior year period. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other integration projects and serve as a referenceable customer for us in our future sales efforts.

     We believe the software integration and web services infrastructure market will continue to provide opportunity for long term growth. Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers and productions events. Approximately 55% of our bookings in the second quarter of our fiscal year 2004 came from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest to ensure an advantageous positioning relative to our competition, resulting in recognized industry and technology leadership and increasing market share.

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

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Foreign Currency Effects

     The functional currency for our foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in other comprehensive income or loss. To the extent assets and liabilities of the foreign operations are realized or the foreign operations are expected to pay back the intercompany debt in the foreseeable future, amounts previously reported in other comprehensive income or loss would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses are included in net income or loss in the period in which they occur.

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

RESULTS OF OPERATIONS

     The following table summarizes the results of our operations for the three and six months ended September 30, 2003 and 2002 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2003	2002	Change	2003	2002	Change

	($ in thousands)
Total revenue	$45,389	$46,162	(2)%	$88,614	$93,843	(6)%
Gross profit	32,409	34,893	(7)%	63,486	72,096	(12)%
% of total revenue	71%	76%		72%	77%
Total operating expenses	37,582	39,687	(5)%	76,355	81,351	(6)%
% of total revenue	83%	86%		86%	87%
Operating loss	(5,173)	(4,794)	8%	(12,869)	(9,255)	39%
% of total revenue	(11)%	(10)%		(15)%	(10)%
Net loss	$(4,474)	$(4,881)	(8)%	$(11,235)	$(8,003)	40%
% of total revenue	(10)%	(11)%		(13)%	(9)%

     In the six months ended September 30, 2003, total revenue decreased by 6%, to $88.6 million from $93.8 million for the six months ended September 30, 2002 due primarily to a decrease in license revenue, which was partially offset by an increase in maintenance and professional services revenue. During the quarter ended September 30, 2003, total revenue decreased $773,000, or 2%, compared to the quarter ended September 30, 2002 due primarily to a decrease in license revenue which was partially offset by an increase in maintenance and professional services revenue. The decreases in license revenue in the quarter and six months ended September 30, 2003, reflect the continued economic slowdown and decline in information technology spending.

     Our net loss of $11.2 million for the six months ended September 30, 2003 increased 40% from a net loss of $8.0 million in the six months ended September 30, 2002, due primarily to a decrease in total revenue of $5.2 million, an increase in the cost of revenues of $3.4 million and a $618,000 decrease in net interest income. Those items were partially offset by a $5.0 million decrease in operating expenses. During the quarter ended September 30, 2003, our net loss decreased by $407,000, or 8%, compared to the quarter ended September 30, 2002 due primarily to a decrease in operating expenses of $2.1 million and a $1.0 million impairment charge of an equity investment in a private company during the September 2002 quarter. Those items were partially offset by a decrease in revenue of $773,000, an increase in cost of revenues of $1.7 million and a decrease in net interest income of $214,000.

Revenue

     The following table summarizes our revenue for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2003	2002	Change	2003	2002	Change

	($ in thousands)
License	$22,025	$26,475	(17)%	$43,827	$55,144	(21)%
Professional services	10,578	8,584	23%	19,451	16,786	16%
Maintenance	12,786	11,103	15%	25,336	21,913	16%

Total revenue	$45,389	$46,162	(2)%	$88,614	$93,843	(6)%

     The following table summarizes our net revenue by geographic region for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2003	2002	Change	2003	2002	Change

	($ in thousands)
Americas	$26,083	$30,441	(14)%	$51,413	$63,265	(19)%
EMEA	11,965	7,308	64%	22,662	16,538	37%
Japan	4,495	5,737	(22)%	8,740	8,109	8%
Asia Pacific	2,846	2,676	6%	5,799	5,931	(2)%

Total Revenue	$45,389	$46,162	(2)%	$88,614	$93,843	(6)%

     Total revenue for the quarter and six months ended September 30, 2003 decreased 2% and 6%, respectively, compared to the quarter and six months ended September 30, 2002. These decreases were due primarily to decreases in license revenue, which were partially offset by increases in maintenance and professional services revenue. The decreases in total revenue in the quarter and six months ended September 30, 2003, as well as the decreases in license revenue in those periods, were due primarily to softness in North American commercial license sales, which were impacted by factors discussed in the following paragraph. For the quarter and six months ended September 30, 2003, revenue from EMEA, Asia Pacific and Japan (“international revenue”) increased 23% and 22%, respectively, compared to the quarter and six months ended September 30, 2002. The increase in international revenue was principally due to our increased focus in the EMEA region that has resulted in an increased acceptance of our software, an increase in the number of larger deals and an increased customer base.

     License revenue for the quarter and six months ended September 30, 2003, decreased 17% and 21%, respectively, compared to the quarter and six months ended September 30, 2002. These decreases reflect the continued economic slowdown and decrease in technology spending which affected our American commercial license sales in the quarter and six months ended September 30, 2003. Additionally, we entered the first quarter of our fiscal year 2004 with our quota bearing sales headcount in the Americas down approximately 10%, which impacted our license revenue from the Americas during the first six months of our fiscal year 2004. During the first half of our fiscal year 2004, many enterprises headquartered in North America remained cautious, and information technology purchases were subjected to rigorous internal reviews and approvals that often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.

     For the quarter and six months ended September 30, 2003, professional services revenue increased by 23% and 16%, respectively, compared to the quarter and six months ended September 30, 2002. These increases in professional services revenue are attributable primarily to an increased number of larger customer engagements and increased use of subcontractors.

     For the quarter and six months ended September 30, 2003, maintenance revenue increased by 15% and 16%, respectively compared to the quarter and six months ended September 30, 2002. These increases in maintenance revenue were a result of new licenses of our software and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.

Gross Profit

     The following table summarizes the Company’s gross profit by type of revenue, excluding stock based compensation, for three and six months ended September 30, 2003 and 2002:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

License margin	97%	98%	98%	99%
Professional services and maintenance margin	47%	46%	46%	46%
Gross margin	71%	76%	72%	77%

     Total gross margin, excluding stock based compensation, decreased to 71% and 72%, respectively, for the quarter and six months ended September 30, 2003, from 76% and 77% for the quarter and six months ended September 30, 2002, respectively. These decreases were due to a decrease of license revenue in our revenue mix and an increase in our cost of licenses as well as an increase in the cost of professional services and maintenance that is a result of increased subcontractor costs.

     Our cost of license revenue consists of royalties for products licensed from third parties. Our gross margin on license revenue, excluding stock based compensation, was 97% and 98% for the quarters ended September 30, 2003 and 2002, respectively, 98% and 99% for the six months ended September 30, 2003 and 2002, respectively. The decrease in license gross margin is due to an increase in the cost of licensing of royalty bearing products and a decrease in license revenue.

     Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on professional services and maintenance, excluding stock based compensation, was 47% and 46% for the quarters ended September 30, 2003 and 2002, and 46% for the six months ended September 30, 2003 and 2002, respectively.

Operating Expenses

     The following table presents certain information regarding the Company’s operating expenses during the three and six months ended September 30, 2003 and 2002:

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
($ in thousands)	2003	2002	Change	2003	2002	Change

Operating expenses:
Sales and marketing*	$21,467	$22,592	(5)%	$43,917	$46,902	(6)%
% of Total revenue	47%	49%		50%	50%
Research and development*	10,857	11,821	(8)%	22,058	24,100	(8)%
% Total revenue	24%	26%		25%	26%
General and administrative*	4,524	4,228	7%	8,947	8,293	8%
% of Total revenue	10%	9%		10%	9%
Stock based compensation and warrant charge	734	1,046	(30)%	1,433	2,056	(30)%
% of Total revenue	2%	2%		2%	2%
Total operating expenses	$37,582	$39,687	(5)%	$76,355	$81,351	(6)%
% of Total revenue	83%	86%		86%	87%

*	Excludes stock based compensation and warrant charge, as applicable.

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, recruiting, professional fees, travel, communications and allocated facilities and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, as applicable.

     Sales and marketing expenses, excluding stock based compensation and warrant charge, decreased by approximately 5% and 6% in the quarter and six months ended September 30, 2003, respectively, compared to the quarter and six months ended September 30, 2002. These decreases were primarily due to a reduction in personnel and travel costs, external commissions and sales assistance fees. Sales and marketing expenses, excluding stock based compensation and warrant charge, as a percentage of total revenue was 50% in the six months ended September 30, 2003 and 2002 and 47% and 49% in the quarters ended September 30, 2003 and 2002, respectively.

     Research and development expenses, excluding stock based compensation, decreased by 8% in each of the quarter and six months ended September 30, 2003 compared to the quarter and six months ended September 30, 2002. These decreases were primarily due to a reduction in personnel and contractor costs. Research and development expense, excluding stock based compensation, as a percentage of total revenue was 25% and 26% in the six months ended September 30, 2003 and 2002, respectively, and 24% and 26% in the quarters ended September 30, 2003 and 2002, respectively.

     General and administrative expenses, excluding stock based compensation, increased by 7% and 8%, respectively, in the quarter and six months ended September 30, 2003 compared to the quarter and six months ended September 30, 2002. These increases were primarily attributable to an increase in professional fees and business insurance costs. General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 10% and 9% in the six months ended September 30, 2003 and 2002, respectively, and 10% and 9% in the quarters ended September 30, 2003 and 2002, respectively.

     Stock based compensation and warrant charge were $1.5 million and $2.2 million during the six months ended September 30, 2003 and 2002, respectively, of which $44,000 and $152,000, respectively, was included in cost of sales. During the quarters ended September 30, 2003 and 2002, stock based compensation and warrant charge were $756,000 and $1.1 million, respectively, of which $22,000 and $76,000, respectively, was included in cost of sales. Deferred stock based compensation and warrant charge were recorded for the following transactions:

     (i) The issuance of restricted stock in connection with certain acquisitions during 2000 and the grant of stock options to employees and non-employee directors at exercise prices less than the deemed fair value of our common stock at the date of the grant; and

     (ii)  In March 2001, we entered into an OEM/Reseller agreement with i2 Technologies (i2) and issued a warrant that, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant, based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the amended agreement, i2 will pay us OEM fees of $8.8 million over the amended term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

     The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

Interest Income, net

     Net interest income decreased by $618,000, or 27%, to $1.6 million for the six months ended September 30, 2003 from $2.3 million for the six months ended September 30, 2002. During the quarter ended September 30, 2003, net interest income decreased $214,000, or 23%, to $699,000 from $913,000 for the quarter ended September 30, 2002. These decreases were primarily attributable to lower interest rates on corporate paper, bonds and money market funds in the respective period of our fiscal year 2004, compared to those in the same period in the prior year.

Income Taxes

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

LIQUIDITY AND CAPITAL RESOURCES

     Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at September 30, 2003, showed a 3% decrease in our cash and marketable securities, to $192.2 million and a 9% decrease in our working capital, to $128.8 million from our positions at September 30, 2002. The decrease in working capital is primarily due to a decrease in our short-term marketable securities and accounts receivable balances at September 30, 2003, as compared to September 30, 2002.

     Net cash used in operating activities was $9.5 million for the six months ended September 30, 2003, compared to $14.6 million for the six months ended September 30, 2002. The decrease in cash used in operating activities during the first six months of our fiscal 2004 compared to the first six months of our fiscal year 2003, was due primarily to smaller decreases in deferred revenue, accounts payable and accrual balances offset by higher net loss in the six months ended September 30, 2003.

     Net cash provided by investing activities was $8.1 million for the six months ended September 30, 2003, compared to cash used in investing activities of $20.7 million during the six months ended September 30, 2002. The increase in cash provided by investing activities during the first six months of our fiscal 2004 compared to the first six months of our prior fiscal year was primarily due to the increase in the sale of marketable securities available for sale. Capital expenditures were $1,597,000 and $1,958,000 for the six months ended September 30, 2003 and 2002, respectively. Capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the six months ended September 30, 2003, we received $1.0 million in proceeds from the sale of a substantial portion of an investment in a private company.

     Net cash used in financing activities was $449,000 for the six months ended September 30, 2003, compared to net cash provided by financing activities of $3.0 million during the six months ended September 30, 2002. These cash flows primarily reflect net cash proceeds from exercises of stock options and Employee Stock Purchase Plan common stock issuances offset by payments on capital leases for the six months ended September 30, 2003 and 2002 and borrowings under lease agreements for the six months ended September 30, 2002. Net cash proceeds from exercises of stock options were $406,000 and $906,000 for the six months ended September 30, 2003 and 2002 respectively. Net cash proceeds from ESPP common stock issuances were $1.2 million and $1.7 million for the six months ended September 30, 2003 and 2002 respectively. Payments on capital leases were $2.1 million for each of the six months ended September 30, 2003 and 2002. Borrowings on capital leases were $2.5 million for the six months ended September 30, 2002.

     We have a line of credit to borrow up to a maximum principal amount of $20,000,000, of which the maturity date is being extended to October 9, 2004. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of September 30, 2003, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $355,000 related to an office lease. Borrowings under this line are limited to 80% of eligible accounts receivable.

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

     We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, competitive pressures, amount and timing of operating cost, the timing and amount of revenue from acquired technology and businesses, and changes that we may make in our business, operations and infrastructure. In addition, economic uncertainties, economic consequences or after-effects of terrorist acts, geopolitical developments or uncertainties, travel limitations, delays in the availability of new products or new releases of existing products, and other major, unanticipated events may impact our quarterly operating results. We generally close a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until November 1, 2003, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $336.25 to a low of $4.32.

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

     We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services, the timing and amount of revenue from acquired technology and business, and deferrals of purchases due to economic uncertainties and economic consequences or after- effects of terrorist acts, geopolitical developments or uncertainties, travel limitations or other major, unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any misperception by us in the needs of our customers and prospective customers, or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in volatility in the market price of webMethods’ stock.

Our target markets are highly competitive, and we may not be able to compete effectively.

     The markets for Web services infrastrucure solutions, integration software, business activity monitoring software and portal technology is rapidly changing and intensely competitive. There are a variety of methods available to run Web services, integrate software applications, monitor and optimize business processes and workflows and provide user access to available data and Web services. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy our Web services solutions, our integration software, our business activity monitoring software, our portal product or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own Web services technologies, integration solutions and business activity monitoring solutions, electronic data interchange vendors, vendors of proprietary enterprise application integration, vendors of portal products, and application server vendors. We also face competition from various providers of application integration solutions technologies to run web services and companies offering products and services that address specific aspects of application integration or Web services. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and application software vendors with whom we currently have strategic relationships are offering competitive solutions or may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration, portal or business activity monitoring software or running web services, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

We rely on strategic partnerships with software vendors, alliances with major system integrators and other similar relationships to implement and promote our software and, if these relationships terminate, we may lose important deals and marketing opportunities.

     We have established strategic relationships with enterprise application software vendors and system integration partners. These strategic partners provide us with important sales and marketing opportunities, create opportunities to upsell our products to customers already using our software embedded in their enterprise application products, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. If our relationships with any of these organizations were terminated or if we failed to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, and our business may suffer. In general, our partners are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software rather than the products of competitors. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our target markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business.

Third-party claims that we infringe upon their intellectual property rights may be costly to defend; trademarks or settle or could damage our business.

     We cannot be certain that our software and the services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third-parties. Litigation regarding intellectual property rights is common in the software industry, and we are subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third-parties by us or our licensees concerning their use of our software products and integration technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third-parties, third-parties may bring claims of infringement against us. Because our software is integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. Such claims may be with or without merit. Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of webMethods common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourself and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition and the price of webMethods common stock. In addition, although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims.

We are trying to increase our sales to the US Government and to others in the public sector, and we may face difficulties in our attempts to procure new contracts with them and risks unique to government contracts that may have a detrimental impact on our business or operating results.

     We are attempting to expand our customer base to include more entities and agencies within the US Government, state, local and foreign governments. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with the US Government and other governments also requires businesses to participate in a highly competitive bidding process to obtain new contracts. We lack substantial experience in bidding for public sector contracts. We may be unable to bid competitively if our software and services are improperly priced or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a loss for webMethods if we fail to win a contract on which we submitted a bid. Further, some agencies within the US Government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our software. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

     Contracts with the US Government or with many state, local, and foreign governments also frequently include provisions not found in the private sector and are often governed by laws and regulations that do not affect private contracts. These differences permit the public sector customer to take action not available to customers in the private sector. This may include termination of current contracts for convenience or due to a default. The US Government can also suspend operations if Congress does not allocate sufficient funds, and the US Government may allow our competitors to protest our successful bids. If any of these events occur, they may negatively affect our business and financial results. In order to maintain contracts with the US Government, webMethods must also comply with many rules and regulations that may affect our relationship with other customers. The US Government can terminate its contract with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the US Government requires us to meet any of these demands, it could result in increased costs or an inability to take advantage of certain opportunities that may present themselves in the future. US Government agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and our pricing, and review our compliance with rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, financial results and reputation.

Recent and future acquisitions of companies or technologies may result in disruptions to our business or the distraction of our management.

     We recently acquired three businesses and technologies, and we may acquire or make investments in other complementary businesses and technologies in the future. We may not be able to identify other future suitable acquisition or investment candidates, and even if we identify suitable candidates, may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. With respect to our recent acquisitions and potential future acquisitions, we may not be able to realize the benefits we expected to achieve at the time of entering into the transaction. In such acquisitions, we will likely face many or all of the risks inherent in integrating corporate cultures, product lines, operations and businesses. We will be required to train our sales, professional services and customer support staff with respect to acquired software products, which can detract from executing against goals in the current period, and we may be required to modify priorities of our product development, customer support, systems engineering and sales organizations. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

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

     Our success depends upon the continued service of our executive officers and other key employees, and none of these officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, our business, operating results and financial condition could be harmed. In particular, Phillip Merrick, our Chairman of the Board and Chief Executive Officer, would be particularly difficult to replace. Our future success will also depend in large part on our ability to attract and retain experienced technical, sales, marketing and management personnel.

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

We are a relatively young company and have a relatively limited operating history with which to evaluate our business and the prospects of achieving our anticipated growth and of maintaining sustained profitability.

     We commenced operations in September 1996. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995. We have been operating as a combined company since August 2000. In addition, we have recently acquired businesses and technologies with limited operating histories. If we do not generate sufficient revenue from our business to fund operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of maintaining sustained profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

     Our penetration of the integration software market and the growth of our business achieved in our relatively limited operating history is not necessarily indicative of our ability in the future to continue to penetrate our target markets and to grow our business as we anticipate. Our software is complex and generally involves significant capital expenditures by our customers. We often have to devote substantial resources to educate prospective customers about the benefits of our software. Our efforts to educate potential customers may not result in our software being accepted by the potential customer or achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third-party software such as ours. Furthermore, even if our software is effective, our potential customers may not choose it for technical, cost, support, competitive, economic or other reasons. If the market for our software fails to grow or grows more slowly than we anticipate, or if our penetration of our target markets and the growth of our business is less or slower than we anticipate, our business could suffer, and our ability to achieve and maintain profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

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

     Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes, and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of September 30, 2003, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2003, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, WebMethods’ internal control over financial reporting.

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

     From time to time, the Company is involved in other disputes and litigation in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The 2003 Annual Meeting of Stockholders of the Company was held on August 26, 2003.

(b)	Election of Directors:

(i)	The following nominees were elected to hold office as Class I directors of the Company until 2006:

R. James Green William A. Halter Robert Vasan

(ii)	Incumbent Class II directors whose term expires in 2004 are as follows:

James P. Gauer Jack L. Lewis Gene Riechers

(iii)	Incumbent Class III directors whose term expires in 2005 are as follows:

Gary J. Fernandes Jerry J. Jasinowski Phillip Merrick

(c)	The following additional matter was voted upon at the 2003 Annual Meeting of Stockholders of the Company:

The ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2004:

Votes For:	46,598,901
Votes Against:	1,219,398
Abstentions:	91,078

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended

3.2(3)	Amended and Restated Bylaws of webMethods, Inc.

4.1(3)	Specimen certificate for shares of webMethods Common Stock

4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.

10.1(3)	Second Amended and Restated Investor Rights Agreement

10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan

10.3(3)	Employee Stock Purchase Plan

10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers

31.1	*Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*Rule 13a-14(a) Certification of Chief Financial Officer

32.1	*#Section 1350 Certification of Chief Executive Officer

32.2	*#Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K. The following reports on Form 8-K have been filed by webMethods, Inc. since the beginning of its fiscal quarter on July 1, 2003:

Date of Report	Item No.	Item Reported

July 3, 2003	7,12	Press release dated July 3, 2003.
July 21, 2003	7,12	Press release dated July 21, 2003.
October 13, 2003	5,7	Press release dated October 13, 2003.
October 21, 2003	7,12	Press release dated October 21, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC

Date: November 12, 2003	By: /s/ PHILLIP MERRICK

Phillip Merrick
Chairman of the Board and
Chief Executive Officer

Date: November 12, 2003	By: /s/ MARY DRIDI

Mary Dridi
Chief Financial Officer
(Principal Financial Officer)