Form 10-Q
period 2003-12-31
WEBMETHODS INC
filed 2004-02-17
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

1-15681

webMethods, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	54-1807654

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3930 Pender Drive, Fairfax, Virginia (Address of Principal Executive Offices)	22030 (Zip Code)

Registrant’s telephone number, including area code: (703) 460-2500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01par value

Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [x] No [  ]

     As of February 12, 2004, there were outstanding 52,624,711 shares of the registrant’s Common Stock.

WEBMETHODS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003
(unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) -
Three and nine months ended December 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended
December 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures
Part II	Other Information
Item 1	Legal Proceedings
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share
and per share data)

	DECEMBER 31,	MARCH 31,
	2003	2003
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$63,896	$79,702
Marketable securities available for sale	57,688	97,079
Accounts receivable, net of allowance of $2,124 and $2,850	38,301	43,691
Prepaid expenses and other current assets	6,661	7,562

Total current assets	166,546	228,034
Marketable securities available for sale	37,054	24,845
Property and equipment, net	9,684	12,068
Goodwill	46,681	29,838
Intangible assets, net	11,386	—
Other assets	9,036	9,651

Total assets	$280,387	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,715	$9,768
Accrued expenses	13,984	14,802
Accrued salaries and commissions	9,990	11,648
Deferred revenue	36,774	39,649
Current portion of capital lease obligations	1,192	2,743

Total current liabilities	72,655	78,610
Capital lease obligations, net of current portion and other	714	567
Long term deferred revenue	3,167	6,700

Total liabilities	76,536	85,877

Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares
authorized; 52,326,725 and 51,766,572 shares issued and outstanding	523	518
Additional paid-in capital	519,210	515,828
Deferred stock compensation and warrant charge	(7,286)	(9,450)
Accumulated deficit	(310,808)	(288,449)
Accumulated other comprehensive income	2,212	112

Total stockholders’ equity	203,851	218,559

Total liabilities and stockholders’ equity	$280,387	$304,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002
	(In thousands, except share and per share data)
Revenue:
License	$25,037	$33,940	$68,863	$89,084
Professional services	11,210	7,951	30,661	24,737
Maintenance	13,851	11,919	39,188	33,832

Total revenue	50,098	53,810	138,712	147,653

Cost of revenue:
License:
Amortization of acquired technology and customer relationships	599	—	599	—
Other license costs	601	765	1,622	1,425
Professional services and maintenance:
Stock based compensation	12	65	57	218
Other professional services and maintenance costs	13,614	10,409	37,676	31,344

Total cost of revenue	14,826	11,239	39,954	32,987

Gross profit	35,272	42,571	98,758	114,666
Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	689	896	2,106	2,848
Other sales and marketing costs	24,617	24,309	68,534	71,211
Research and development:
Stock based compensation	5	26	15	85
Other research and development costs	11,446	12,059	33,503	36,159
General and administrative:
Stock based compensation	1	—	7	44
Other general and administrative costs	4,333	4,758	13,282	13,051
Restructuring costs	1,315	2,237	1,315	2,237
In-process research and development	4,284	—	4,284	—

Total operating expenses	46,690	44,285	123,046	125,635

Operating loss	(11,418)	(1,714)	(24,288)	(10,969)
Other income, net	295	975	1,929	3,227
Impairment of equity investment in private company	—	—	—	(1,000)

Net loss	$(11,123)	$(739)	$(22,359)	$(8,742)

Basic and diluted net loss per common share	$(0.21)	$(0.01)	$(0.43)	$(0.17)

Weighted average shares used in computing basic and diluted net loss per common share	52,101,406	51,046,792	51,982,122	50,821,804

Comprehensive loss:
Net loss	$(11,123)	$(739)	$(22,359)	$(8,742)
Other comprehensive loss:
Unrealized loss/(gain) on marketable securities available for sale	(164)	128	(255)	(102)
Foreign currency cumulative translation adjustment	1,323	414	2,355	740

Total comprehensive loss	$(9,964)	$(197)	$(20,259)	$(8,104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED DECEMBER 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(22,359)	$(8,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,416	7,531
Amortization of acquired technology and customer relationships	599	—
Provision for allowance for doubtful accounts	17	214
Amortization of deferred stock compensation related to employee and non-employee stock options and non-employee stock warrants	2,185	3,195
Write off of in-process research and development	4,284	—
Impairment of equity investment in private company	—	1,000
Conversion of interest income into equity in private company	(257)	—
Non cash restructuring costs	54	—
Increase (decrease) in cash resulting from changes in assets and liabilities, net of business acquisitions:
Accounts receivable	7,925	3,392
Prepaid expenses and other current assets	1,320	1,039
Other non-current assets	31	910
Accounts payable	258	(6,699)
Accrued expenses	(2,516)	(1,928)
Accrued salaries and commissions	(1,713)	(2,493)
Accrued ESPP	(498)	(891)
Deferred revenue	(8,520)	(10,054)

Net cash used in operating activities	(12,774)	(13,526)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(27,082)	—
Acquisition of technology	(5,278)	—
Purchases of property and equipment	(1,989)	(2,459)
Net sales (purchases) of marketable securities available for sale	26,926	(12,515)
Proceeds from the sale of investment in private company	1,000	—

Net cash used in investing activities	(6,423)	(14,974)

Cash flows from financing activities:
Borrowings under leasing agreements	—	2,500
Payments on capital leases	(2,789)	(3,467)
Proceeds from exercise of stock options and stock issued under the ESPP	3,312	4,119

Net cash provided by financing activities	523	3,152

Effect of exchange rate on cash and cash equivalents	2,868	1,115

Net decrease in cash and cash equivalents	(15,806)	(24,233)
Cash and cash equivalents at beginning of period	79,702	98,497

Cash and cash equivalents at end of period	$63,896	$74,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

2.	PRO FORMA STOCK BASED COMPENSATION

     The Company measures compensation expense for its employee stock based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period.

     The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock Based Compensation,” for the three and nine months ended December 31, 2003 and 2002 :

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$(11,123)	$(739)	$(22,359)	$(8,742)
Add: Stock-based compensation expense determined under intrinsic value method	46	137	201	644
Less: Stock based compensation expense determined under fair value method	(10,526)	(11,646)	(34,289)	(37,194)

Net loss, pro forma	(21,603)	(12,248)	(56,447)	(45,292)
Basic and diluted net loss per common share, as reported	(0.21)	(0.01)	(0.43)	(0.17)
Basic and diluted net loss per common share, pro forma	$(0.41)	$(0.24)	$(1.09)	$(0.89)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions: Risk-free interest rates of 2.93% and 4.30% for the three and nine months ended December 31, 2003 and 2002, respectively; expected volatility of 97% and 125% for the three and nine months ended December 31, 2003 and 2002, respectively; expected life of 4 years, and no anticipated dividends.

     The weighted average fair value per share for stock option grants awarded during the three months ended December 31, 2003 and 2002 was $8.79 and $7.45, respectively. The weighted average fair value per share for stock option grants awarded during the nine months ended December 31, 2003 and 2002 was $8.88 and $8.83, respectively.

3.	COMPUTATION OF NET LOSS PER SHARE

     The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and warrants of 871,056 and 953,619 for the three months ended December 31, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Employee stock options and warrants of 829,031 and 1,194,459 for the nine months ended December 31, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

4.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	NINE MONTHS ENDED DECEMBER 31,
	2003	2002
	(in thousands)
Cash paid during the period for interest	$157	$546

Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,454	$1,070

Conversion of debt and interest to equity in a private company	$1,257	$—

Change in net unrealized gain on marketable securities	$(255)	$102

5.	SEGMENT INFORMATION

     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe/Middle-East/Africa (“EMEA”), Japan and Asia Pacific regions. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
REVENUE	2003	2002	2003	2002
	(In thousands)
Americas	$28,956	$38,847	$80,370	$102,112
EMEA	10,652	9,463	33,313	26,001
Japan	5,759	3,198	14,499	11,307
Asia Pacific	4,731	2,302	10,530	8,233

Total	$50,098	$53,810	$138,712	$147,653

	AS OF	AS OF
	DECEMBER 31,	MARCH 31,
LONG LIVED ASSETS	2003	2003
	(In thousands)
Americas	$72,397	$47,853
EMEA	2,366	2,228
Japan	1,629	935
Asia Pacific	395	541

Total	$76,787	$51,557

6.	RESTRUCTURING CHARGES

     In response to changing market conditions, including the decline in information technology spending, the Company implemented restructuring plans in the second quarter of fiscal 2002, third quarter of fiscal 2003 and third quarter of fiscal 2004.

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $7.2 million, consisting of headcount reductions, consolidations of facilities, and other related restructuring charges. During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million to further reduce headcount. In addition, in October 2003, the Company recorded a restructuring charge of $1.3 million due to an additional headcount reduction of approximately 39 employees or 4% of the workforce

     As of December 31, 2003 and March 31, 2003, respectively, $2.2 million and $1.8 million of restructuring charges remained unpaid. The accrual primarily relates to rent on excess facilities and severance payable related to the October 2003 restructuring.

7.	INVESTMENTS IN PRIVATE COMPANY

     The Company has an investment in a private company and shares a common Board member. In September 2003, the Company received $1,000,000 as repayment of convertible debt and converted $257,000 of interest into additional equity in this private company. As of December 31, 2003 and March 31, 2003, the carrying value of the investment in this private company was $1,057,000 and $1,800,000, respectively, and the Company’s equity position, excluding conversion of other convertible debt, was less than 4%.

     The Company incurred royalty expense of $320,000 and $483,000 to this private company in the three months ended December 31, 2003 and 2002, respectively, and $1,079,000 and $824,000 in the nine months ended December 31, 2003 and 2002, respectively.

8.	BUSINESS COMBINATIONS AND ACQUISITION OF TECHNOLOGY

     In October 2003, the Company completed the business acquisitions of The Mind Electric, Inc. (“TME”) and The Dante Group, Inc. as well as the asset acquisition of the portal solution previously known as DataChannel. TME was a leading provider of software for service-oriented architectures, and The Dante Group was a provider of business activity monitoring software. DataChannel (previously marketed as PortalMinder by Netegrity) was a comprehensive portal platform for creating secure, identity-driven portals within a scalable architecture.

DataChannel

     The Company acquired the portal solution technology and certain fixed assets from DataChannel for $5,278,000 in cash, including $176,000 in direct acquisition costs. The Company also assumed deferred revenue of $66,000 related to on-going maintenance contracts.

     The acquisition of the existing portal solution technology of $5,243,000 was recorded as purchased technology and is amortized over the estimated useful life of 60 months. The technology is expected to complement the Company’s existing technology and the incremental efforts required to market the portal solution product were minimal. The Company determined that as of the date of the technology purchase the purchased technology had alternative future use and had attained technological feasibility.

TME and The Dante Group

     The acquisitions of TME and The Dante Group were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss since the acquisition date. As a result of these acquisitions, the Company has recorded charges for in-process research and development and has recorded assets related to existing technology.

     In-process research and development represents in-process technology that, as of the date of the acquisition, had not reached technological feasibility and had no alternative future use. Based on valuation assessments, the value of these projects was determined by estimating the projected net cash flows from the sale of the completed products, reduced by the portion of the revenue attributable to developed technology. The resulting cash flows were then discounted back to their present values at appropriate discount rates. Consideration was given to the stage of completion, complexity of the work completed to date, the difficulty of completing the remaining development and the costs already incurred. The amounts allocated to the acquired in-process research and development were immediately expensed in the period the acquisition was completed.

     Existing technology represents purchased technology for which development had been completed as of the date of acquisition. This amount was determined using the income approach. This method consisted of estimating future net cash flows attributable to existing technology for a discrete projection period and discounting the net cash flows to their present value. The existing technology will be amortized over its expected useful life of 60 months.

     The aggregate purchase price for these acquisitions, including $593,000 in direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows (in thousands):

	The Dante Group	TME	Total
Cash and cash equivalents	$90	$3	$93
Accounts receivable	69	116	185
Property and equipment	146	31	177
Other assets	93	7	100
Accounts payable	(32)	(580)	(612)
Accrued expenses and other liabilities	(231)	(230)	(461)
Deferred revenue	(138)	(38)	(176)
In-process research and development	3,138	1,146	4,284
Existing technology	3,530	2,379	5,909
Customer relationships	392	441	833
Goodwill	12,152	4,691	16,843

Total cash purchase price	$19,209	$7,966	$27,175

     We determined the valuation of the identifiable intangible assets using the income approach and a valuation report from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. The Company is in the process of finalizing the valuations of the businesses, thus the allocation of the purchase price is preliminary.

     The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 26% to 31%, and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the net liabilities assumed and the identifiable intangible assets acquired was allocated to goodwill.

     The following unaudited pro forma supplemental table presents selected financial information as though the purchases of TME and The Dante Group, which may be material acquisitions for this purpose, had been completed at the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, reduction in interest income on cash paid for the acquisitions and the elimination of the charge for acquired in-process research and development. The unaudited pro forma data for the three and nine months ended December 31, 2003, includes a $1.4 million nonrecurring compensation charge for accelerated vesting of options of The Dante Group which occurred just prior to the transaction. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	(UNAUDITED)		(UNAUDITED)
	2003	2002	2003	2002

Pro forma net revenue	$50,098	$54,557	$139,254	$148,957
Pro forma net loss	(9,211)	(2,011)	(24,521)	(12,094)
Pro forma net loss per basic and diluted share	$(0.18)	$(0.04)	$(0.47)	$(0.24)

9.	GOODWILL AND INTANGIBLE ASSETS

     Goodwill

     The change in carrying amount of goodwill for the nine months ended December 31, 2003, is as follows (in thousands):

Balance as of March 31, 2003	$29,838
Additions	16,843

Balance as of December 31, 2003	$46,681

     Intangible Assets

     The components of identifiable intangible assets are as follows (in thousands):

	AS OF DECEMBER 31, 2003
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Existing technology	$11,152	$(557)	$10,595
Customer relationships	833	(42)	791

Total intangibles	$11,985	$(599)	$11,386

     The Company had no intangible assets as of March 31, 2003. During the three and nine months ended December 31, 2003, the Company had amortization of $599,000 related to its intangible assets. The Company is amortizing intangible assets using the straight line method over a 60 month period. As of December 31, 2003, the estimated intangibles amortization expense for each fiscal year ended March 31 is as follows (in thousands):

2004 (remaining three months)	$599
2005	2,396
2006	2,396
2007	2,396
2008	2,396
2009	1,203

$11,386

10.	SUBSEQUENT EVENT

     In February 2004, the Company announced and implemented a restructuring plan designed to further align its cost structure with expected revenue and business requirements. Actions taken included a reduction in the Company’s employee workforce by approximately 20 positions and the consolidation of our Berkeley, California office into our Sunnyvale, California office. The Company is still evaluating the total costs associated with this restructuring.

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of financial performance or financial results, including items such as revenue, costs or expense, cost savings, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items or metrics, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current and anticipated software offerings, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, competitive strategies and the impact of competition, development and continuation of strategic partnerships and alliances, contributions to future financial performance of any of our new or existing products, technologies or businesses, contribution to our financial performance by business partners, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives or our product offerings, the ability to control expenses or achieve projected expense levels, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Form 10-K for the year ended March 31, 2003 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

OVERVIEW

Background

     We are a leading provider of a comprehensive set of products so that our customers can build a Web services infrastructure. Our software products and services provide standards-based, non-proprietary and vendor-neutral solutions that enable customers to run, measure and optimize their business. We deliver software products and provide related services that give organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees and to run, manage and optimize the connected information resources, data, business processes and human workflows. By deploying webMethods software, customers can reduce costs, achieve faster time to value, create new revenue opportunities, strengthen relationships with customers, vendors and business partners, increase supply chain efficiencies and analyze and optimize business processes.

     In October 2003, the Company completed the business and asset acquisitions of The Mind Electric, Inc. (“TME”), The Dante Group and the portal solution previously known as DataChannel. TME was a leading provider of software for the service-oriented architectures, and The Dante Group was a provider of business activity monitoring software. The aggregate acquisition cost for these three acquisitions was approximately $32.4 million in cash.

Overview of Third Quarter of Fiscal 2004

     Our net loss of $11.1 million for the quarter ended December 31, 2003 increased by approximately $10.4 million from a net loss of $739,000 in the quarter ended December 31, 2002. The increase in net loss is due primarily to a decrease in revenue of approximately $3.7 million, an increase in cost of revenue of $3.6 million, an increase in operating expenses of $2.4 million and a decrease in net other income of approximately $680,000. The $2.4 million increase in operating expenses includes a $4.3 million in-process research and development charge related to the acquisitions of TME and The Dante Group which occurred during the quarter ended December 31, 2003, partially offset by a decrease of $922,000 in restructuring costs.

     Our total revenue decreased to $50.1 million for the quarter ended December 31, 2003 from $53.8 million for the quarter ended December 31, 2002. Our revenue decrease resulted from a decline in license revenue of $8.9 million, partially offset by a $3.3 million increase in professional services revenue and a $1.9 million increase in maintenance revenue in the quarter ended December 31, 2003 compared to the same quarter in the prior year. The 26% decrease in license revenue was attributable to the continued uncertainty in information technology spending, the residual impact from our quota bearing sales headcount in the Americas being down approximately 10% at the beginning of the first quarter of our fiscal year 2004, and lower-than-anticipated sequential growth in our Americas license sales in our quarter ended December 31, 2003. During the third quarter of our fiscal year 2004, many enterprises headquartered in the Americas continued to be cautious, and information technology purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.

     In October 2003, the Company completed the business acquisitions of TME and The Dante Group as well as the asset acquisition of the portal solution previously known as DataChannel. TME was a leading provider of software for service-oriented architectures, and The Dante Group was a provider of business activity monitoring software. DataChannel (previously marketed as PortalMinder by Netegrity) was a comprehensive portal platform for creating secure, identity-driven portals within a scalable architecture.

     We sell our software and services to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners, and to a lesser extent, resellers. We license our software to customers primarily on a perpetual basis. As of December 31, 2003, we had over 1,050 customers, compared to over 900 customers as of December 31, 2002.

     We believe one of our competitive differentiators is our strong partnership with application software companies and system integrators. Under our partnerships with application software vendors, the partner may resell or embed our software with their applications under limited use licenses for a license or royalty fee. Leading enterprise application software vendors with whom we have strong relationships include AMS, i2 Technologies, Informatica, Peoplesoft and Siebel Systems. Our application and system integrator partners actively assist us in selling the full webMethods Integration Platform to their customers, making us the logical choice for enterprise-wide integration initiatives. We believe our partners influenced, directly or indirectly, a substantial portion of our license revenue during the third quarter of our fiscal year 2004, and we expect this influence to continue. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment of license fees from the joint customer is received. During the second quarter of our fiscal year 2004, Peoplesoft chose our technology to embed within their AppConnect product suite, which will allow our technology to be used for a number of complex business process integration requirements, and AMS chose to embed webMethods Workflow into twelve of their different applications targeted at the United States military and defense market.

     We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During the third quarter of our fiscal year 2004, our global customer services group reported and documented over 130 separate production events as compared to over 85 such events in the prior year period. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other integration projects and serve as a referenceable customer for us in our future sales efforts.

     We believe the software integration and web services infrastructure market will continue to provide opportunity for long-term growth. Our focus on customer success and satisfaction has resulted in an increasing number of referenceable customers and productions events. Approximately 65% of our bookings in the third quarter of our fiscal year 2004 came from our existing customers. We strive to provide the most comprehensive integration platform available, and will continue to invest to ensure an advantageous positioning relative to our competition, resulting in recognized industry and technology leadership and increasing market share.

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

Business Combinations

      We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as IPR&D based on their estimated fair values. We engaged independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

      Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and IPR&D projects, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

      Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

Acquired In-process Research and Development

      Costs to acquire in-process research and development (IPR&D) technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 8, The Mind Electric and Dante Group acquisitions).

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

Restructuring Costs

     We have recorded restructuring costs to align our cost structure with changing market conditions. These restructuring plans resulted in a reduction in headcount and the consolidation of facilities through the closing of excess offices. Our restructuring costs included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income. We reassess this liability each period based in market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

RESULTS OF OPERATIONS

     The following table summarizes the results of our operations for the three and nine months ended December 31, 2003 and 2002 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended			Nine Months Ended
	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2003	2002	Change	2003	2002	Change

	($ in thousands)
Total revenue	$50,098	$53,810	(7)%	$138,712	$147,653	(6)%
Gross profit	35,272	42,571	(17)%	98,758	114,666	(14)%
% of total revenue	70%	79%		71%	78%
Total operating expenses	46,690	44,285	5%	123,046	125,635	(2)%
% of total revenue	93%	82%		89%	85%
Operating loss	(11,418)	(1,714)	566%	(24,288)	(10,969)	121%
% of total revenue	(23)%	(3)%		(18)%	(7)%
Net loss	$(11,123)	$(739)	1405%	$(22,359)	$(8,742)	156%
% of total revenue	(22)%	(1)%		(16)%	(6)%

     In the nine months ended December 31, 2003, total revenue decreased by 6%, to $138.7 million from $147.7 million for the nine months ended December 31, 2002 due primarily to a decrease in license revenue, which was partially offset by an increase in maintenance and professional services revenue. During the quarter ended December 31, 2003, total revenue decreased $3.7 million, or 7%, compared to the quarter ended December 31, 2002, due primarily to a decrease in license revenue which was partially offset by an increase in maintenance and professional services revenue. The decreases in license revenue in the quarter and nine months ended December 31, 2003, reflect the continued uncertainty in information technology spending, the residual impact of our quota-bearing sales representatives in the Americas being down approximately 10% at the beginning of our fiscal year 2004 and lower-than-anticipated sequential growth in our Americas license sales in the second and third quarters of our fiscal year 2004.

     Our net loss of $22.4 million for the nine months ended December 31, 2003 increased 156% from a net loss of $8.7 million in the nine months ended December 31, 2002, due primarily to a decrease in total revenue of $8.9 million, an increase in the cost of revenue of $7.0 million and a $1.3 million decrease in net other income. Those items were partially offset by a $2.6 million decrease in operating expenses and a $1.0 million impairment charge of an equity investment in a private company. During the quarter ended December 31, 2003, our net loss increased by $10.4 million, or 1405%, compared to the quarter ended December 31, 2002, due primarily to a decrease in total revenue of $3.7 million, an increase in the cost of revenue of $3.6 million, an increase in operating expenses of $2.4 million and a $680,000 decrease in net other income. Operating expenses in the quarter and nine months ended December 31, 2003 included a $4.3 million in-process research & development charge.

Revenue

     The following table summarizes our revenue for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended			Nine Months Ended
	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2003	2002	Change	2003	2002	Change

	($ in thousands)
License	$25,037	$33,940	(26)%	$68,863	$89,084	(23)%
Professional services	11,210	7,951	41%	30,661	24,737	24%
Maintenance	13,851	11,919	16%	39,188	33,832	16%

Total revenue	$50,098	$53,810	(7)%	$138,712	$147,653	(6)%

     The following table summarizes our net revenue by geographic region for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended			Nine Months Ended
	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2003	2002	Change	2003	2002	Change

	($ in thousands)
Americas	$28,956	$38,847	(25)%	$80,370	$102,112	(21)%
EMEA	10,652	9,463	13%	33,313	26,001	28%
Japan	5,759	3,198	80%	14,499	11,307	28%
Asia Pacific	4,731	2,302	106%	10,530	8,233	28%

Total Revenue	$50,098	$53,810	(7)%	$138,712	$147,653	(6)%

     Total revenue for the quarter and nine months ended December 31, 2003 decreased 7% and 6%, respectively, compared to the quarter and nine months ended December 31, 2002. These decreases were due primarily to decreases in license revenue, which were partially offset by increases in maintenance and professional services revenue. The decreases in total revenue in the quarter and nine months ended December 31, 2003, as well as the decreases in license revenue in those periods, were due primarily to less-than-anticipated sequential growth in Americas license sales in the second and third quarters of our fiscal 2004, which were impacted by factors discussed in the following paragraph. For the quarter and nine months ended December 31, 2003, revenue from EMEA, Asia Pacific and Japan (“international revenue”) increased 41% and 28%, respectively, compared to the quarter and nine months ended December 31, 2002. The increase in international revenue was principally due to our increased focus in the EMEA, Japan and Asia Pacific regions that has resulted in an increased acceptance of our software, an increase in the number of larger deals and an increased customer base.

     License revenue for the quarter and nine months ended December 31, 2003, decreased 26% and 23%, respectively, compared to the quarter and nine months ended December 31, 2002. These decreases reflect the continued uncertainty in information technology spending, the impact of our quota bearing sales representatives in the Americas being down approximately 10% at the beginning of our fiscal year 2004 and lower-than-anticipated growth in our Americas license sales in the second and third quarters of our fiscal year 2004. During the first nine months of our fiscal year 2004, many enterprises headquartered in the Americas remained cautious, and information technology purchases were subjected to rigorous internal reviews and approvals that often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.

     For the quarter and nine months ended December 31, 2003, professional services revenue increased by 41% and 24%, respectively, compared to the quarter and nine months ended December 31, 2002. These increases in professional services revenue are attributable primarily to an increase in the volume and/or size of customer engagements and the increased use of subcontractors.

     For both the quarter and nine months ended December 31, 2003, maintenance revenue increased by 16% compared to the quarter and nine months ended December 31, 2002. These increases in maintenance revenue were a result of new licenses of our software and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.

Gross Profit

     The following table summarizes the Company’s gross profit by type of revenue, excluding stock based compensation, for three and nine months ended December 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002
License margin	95%	98%	97%	98%
Professional services and maintenance margin	46%	48%	46%	46%
Gross margin	70%	79%	71%	78%

     Total gross margin, excluding stock based compensation, was 70% and 71% for the three and nine months ended December 31, 2003, respectively. Total gross margin, excluding stock based compensation, was 79% and 78% for the three and nine months ended December 31, 2002, respectively. This decrease year over year was due to the higher contribution of professional services revenue as a percentage of total revenue and the resulting increase of professional services costs as well as the additional amortization of existing technology and customer relationships relating to the business acquisitions of TME and the Dante Group, which occurred during the quarter ended December 31, 2003.

     Our cost of license revenue consists of royalties for products licensed from third parties as well as the amortization of existing technology and customer relationships relating to the business acquisitions of TME and The Dante Group, which occurred during the quarter ended December 31, 2003. We recorded $599,000 of amortization of acquired intangibles for the three and nine months ended December 31, 2003. Our gross margin on license revenue, excluding stock based compensation, was 95% and 98% for the quarters ended December 31, 2003 and 2002, respectively, and 97% and 98% for the nine months ended December 31, 2003 and 2002, respectively. The decrease in license gross margin for the three month period and year over year was due to an increase in amortization of existing technology and customer relationships, an increase in the cost of licensing of royalty bearing products and a decrease in license revenue.

     Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on professional services and maintenance, excluding stock based compensation, was 46% and 48% for the quarters ended December 31, 2003 and 2002, respectively, and 46% for the nine months ended December 31, 2003 and 2002. The increase in our gross margin on professional services for the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002, was due to the increased use of subcontractors which was partially offset by decreased personnel costs due primarily to a reduction in incentive compensation.

Operating Expenses

     The following table presents certain information regarding the Company’s operating expenses during the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended			Nine Months Ended
	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
($ in thousands)	2003	2002	Change	2003	2002	Change
			($ in thousands)
Operating expenses:
Sales and marketing*	$24,617	$24,309	1%	$68,534	$71,211	(4)%
% of Total revenue	49%	45%		49%	48%
Research and development*	11,446	12,059	(5)%	33,503	36,159	(7)%
% of Total revenue	23%	22%		24%	24%
General and administrative*	4,333	4,758	(9)%	13,282	13,051	2%
% of Total revenue	9%	9%		10%	9%
Stock based compensation and warrant charge	695	922	(25)%	2,128	2,977	(29)%
% of Total revenue	1%	2%		2%	2%
Restructuring costs	1,315	2,237	(41)%	1,315	2,237	(41)%
% of Total revenue	3%	4%		1%	2%
In-process research and development	4,284	—		4,284	—
% of Total revenue	9%	—		3%	—
Total operating expenses	$46,690	$44,285	5%	$123,046	$125,635	(2)%
% of Total revenue	93%	82%		89%	85%
*	Excludes stock based compensation and warrant charge, as applicable.

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, recruiting, professional fees, travel, communications and allocated facilities and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, restructuring costs and in-process research and development.

     Sales and marketing expenses, excluding stock based compensation and warrant charge, increased by 1% or approximately $308,000 in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. This increase was primarily due to the following expense changes: increased investment in our annual Integration World customer conference; an increase in travel expense which we believe is due in part to increased sales activity related to the recent acquisitions; and an increase in external consulting fees. These increases were offset by a decrease in incentive compensation and commissions due to lower sales bookings. Sales and marketing expenses, excluding stock based compensation and warrant charge, decreased by 4%, or $2.7 million, for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This decrease was primarily due to the following: a decrease in incentive compensation, commissions and referral fees due to lower sales bookings and a decrease in travel expenses due to continued focus on travel cost containment. These decreases were partially offset by the following: increased investment in our annual Integration World customer conference and an increase in external consulting expense. Sales and marketing expenses, excluding stock based compensation and warrant charge, as a percentage of total revenue was 49% and 48% in the nine months ended December 31, 2003 and 2002, respectively and 49% and 45% in the quarters ended December 31, 2003 and 2002, respectively.

     Research and development expenses, excluding stock based compensation, decreased by 5% and 7% in the quarter and nine months ended December 31, 2003, respectively, compared to the quarter and nine months ended December 31, 2002. These decreases were primarily due to a reduction in incentive compensation costs and contractor costs. Research and development expense, excluding stock based compensation, as a percentage of total revenue was 24% in each of the nine months ended December 31, 2003 and 2002, and 23% and 22% in the quarters ended December 31, 2003 and 2002, respectively.

     General and administrative expenses, excluding stock based compensation, decreased by 9%, or $425,000 in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. This decrease was primarily due to decreases in business related taxes, professional fees and bad debt expense. These decreases were offset by an increase in business insurance, and to a lesser extent, travel and recruiting costs. General and administrative expenses, excluding stock based compensation, increased by 2%, or $231,000, for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This increase was primarily due to increases in business insurance, recruiting, personnel and professional fees. These increases were offset by decreases in business related taxes, bad debt expense and travel costs. General and administrative expense, excluding stock based compensation, as a percentage of total revenue was 10% and 9% in the nine months ended December 31, 2003 and 2002, respectively, and 9% in each of the quarters ended December 31, 2003 and 2002.

     Stock based compensation and warrant charges were $2.2 million and $3.2 million during the nine months ended December 31, 2003 and 2002, respectively, of which $57,000 and $218,000, respectively, was included in cost of sales. During the quarters ended December 31, 2003 and 2002, stock based compensation and warrant charges were $707,000 and $987,000, respectively, of which $12,000 and $65,000, respectively, was included in cost of sales. Deferred stock based compensation and warrant charges were recorded for the following transactions:

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

     In response to changing market conditions, including the decline in information technology spending, we implemented restructuring plans in the second quarter of fiscal 2002, third quarter of fiscal 2003 and third quarter of fiscal 2004. Restructuring costs relating to headcount reductions of approximately 40 employees, or 4% of the workforce, were $1.3 million for the three months and nine months ended December 31, 2003 compared to $2.2 million for the three and nine months ended December 31, 2002 relating to headcount reductions of approximately 45 employees, or 5% of the workforce.

     In-process research and development charges were $4.3 million for the three and nine months ended December 31, 2003. These charges related to the business acquisitions of TME and The Dante Group, which occurred during the quarter ended December 31, 2003. The value of the acquired in process research and development reflects the fair value of the acquired research and development that, as of the date of the acquisitions has not reached technological feasibility and has no alternative future use. The amounts allocated to the acquired in process research and development were immediately expensed in the period the acquisition was completed because the projects associated with the in process research and development efforts had not yet reached technological feasibility and no future alternative used existed for the technology.

Other Income, net

     Other income, net, includes interest income from cash equivalents, marketable securities, long-term investments, interest expense from borrowings under lease agreements and foreign currency exchange gains or losses. Net interest income decreased by $1.3 million, or 40%, to $1.9 million for the nine months ended December 31, 2003 from $3.2 million for the nine months ended December 31, 2002. During the quarter ended December 31, 2003, net other income decreased $680,000, or 70%, to $295,000 from $975,000 for the quarter ended December 31, 2002. These decreases were primarily attributable a decrease in cash and marketable securities balances and lower interest rates on corporate paper, bonds and money market funds in the respective period of our fiscal year 2004, compared to those in the same period in the prior year. Additionally, for the three months ended December 31, 2003, we recorded $211,000 in foreign currency losses resulting from the revaluation of short-term inter-company payables and receivables and other transaction gains and losses.

Income Taxes

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

LIQUIDITY AND CAPITAL RESOURCES

     Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at December 31, 2003, showed a 21% decrease in our cash and marketable securities, to $158.6 million, and a 42% decrease in our working capital, to $93.9 million, from our positions at December 31, 2002. The decrease in our cash and marketable securities is due primarily to approximately $32.4 million in cash paid in connection with the acquisitions completed in

October 2003. Excluding acquisition payments, our cash and marketable securities at December 31, 2003 decreased by approximately $10.6 million as compared to December 31, 2002. The decrease in working capital is primarily due to a decrease in our cash, short-term marketable securities and accounts receivable balances at December 31, 2003, as compared to December 31, 2002.

     Net cash used in operating activities was $12.8 million for the nine months ended December 31, 2003, compared to $13.5 million for the nine months ended December 31, 2002. The decrease in cash used in operating activities during the first nine months of our fiscal year 2004 compared to the first nine months of our fiscal year 2003, was due primarily to a smaller decrease in accounts payable and a larger increase in accounts receivable offset by higher net loss in the nine months ended December 31, 2003.

     Net cash used in investing activities was $6.4 million for the nine months ended December 31, 2003, compared to $15.0 million during the nine months ended December 31, 2002. The decrease in cash used in investing activities during the first nine months of our fiscal 2004 compared to the first nine months of our prior fiscal year was primarily due to the increase in the sale of marketable securities available for sale offset by $32.4 million used in connection with the acquisitions completed in October 2003. Capital expenditures were $2.0 million and $2.5 million for the nine months ended December 31, 2003 and 2002, respectively. Capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the nine months ended December 31, 2003, we received $1.0 million in proceeds from the sale of a significant portion of an investment in a private company.

     Net cash provided by financing activities was $523,000 for the nine months ended December 31, 2003, compared to $3.2 million during the nine months ended December 31, 2002. These cash flows primarily reflect net cash proceeds from exercises of stock options and Employee Stock Purchase Plan common stock issuances offset by payments on capital leases for the nine months ended December 31, 2003 and 2002 and borrowings under lease agreements for the nine months ended December 31, 2002. Net cash proceeds from exercises of stock options were $831,000 and $1.1 million for the nine months ended December 31, 2003 and 2002 respectively. Net cash proceeds from ESPP common stock issuances were $2.5 million and $3.0 million for the nine months ended December 31, 2003 and 2002 respectively. Payments on capital leases were $2.8 million and $3.5 million for the nine months ended December 31, 2003 and 2002, respectively. Borrowings on capital leases were $2.5 million for the nine months ended December 31, 2002.

     We have a line of credit to borrow up to a maximum principal amount of $20,000,000, with a maturity date of October 9, 2004. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of December 31, 2003, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $355,000 related to an office lease. Borrowings under this line are limited to 80% of eligible accounts receivable.

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

     We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the expectations of investors or analysts, the market price of webMethods’ stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, economic conditions, our competitors and the bases of competition, amount and timing of operating cost, the timing and amount of revenue from our new products and businesses, the achievement of cost savings, and changes that we may make in our business, operations and infrastructure. In addition, economic uncertainties, economic consequences or after-effects of terrorist acts, geopolitical developments or uncertainties, delays in the availability of new products or new releases of existing products, and other major, unanticipated events may impact our quarterly operating results. We generally close a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the expectations of investors or analysts and, as a result, the market price of webMethods’ stock may fall. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until February 1, 2004, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $336.25 to a low of $4.32.

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

     We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services, the timing and amount of revenue from our new products and businesses, and deferrals of purchases due to economic uncertainties, geopolitical developments or uncertainties or other major, unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing and amount of our revenue, which in turn could cause our quarterly operating results to fluctuate. Any misperception by us in the needs of our customers and prospective customers, or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in a decline in the price, or volatility in the price, of webMethods’ stock.

Our target markets are highly competitive, and we may not be able to compete effectively.

     The markets for Web services solutions, integration software, business activity monitoring software and portal products is rapidly changing and intensely competitive. There are a variety of methods available to run Web services, integrate software applications, monitor and optimize business processes and workflows and provide user access to available data and Web services. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy our Web services solutions, our integration software, our workflow solution, our business activity monitoring software, our portal product or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own Web services technologies, integration solutions, workflow or business process management solutions, and business activity monitoring solutions, electronic data interchange vendors, vendors of proprietary enterprise application integration, vendors of portal products, and application server vendors. We also face competition from various providers of application integration technologies to run Web services and companies offering products and services that address specific aspects of application integration or Web services. Further, we face competition from major system integrators, which have traditionally been the prevalent resource for application integration. In addition, our customers and application software vendors with whom we currently have strategic relationships are offering competitive solutions or may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration, portal or business activity monitoring software or enabling Web services, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future software and services offerings. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss or delay of sales or decreased market share, which in turn could harm our business, operating results and financial condition.

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

Third-party claims that we or our customers infringe upon their intellectual property rights may be costly to defend or settle or could damage our business.

     We cannot be certain that our software and the services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we are subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our customers concerning their use of our software products and integration technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties have brought claims of infringement against us or our customers, and may do so in the future. Because our software is integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. We have agreed to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others or that implementation of our products involves processes allegedly covered by intellectual property rights of third parties. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Such claims may be with or without merit.

     Claims of alleged infringement, regardless of merit, may have a material adverse effect on our business in a number of ways. Claims may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. In addition, in the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages, and also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. We and our customers have been subject to such claims and litigation, and may in the future be subject to additional claims and litigation. We may in the future settle any such claims, regardless of merit, to avoid the cost and uncertainty of continued litigation. Defense of any lawsuit or failure to obtain any such required licenses could significantly harm our business, operating results and financial condition and the price of webMethods common stock. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims.

We are trying to increase our sales to the US Government and to others in the public sector, and we may face difficulties in our attempts to procure new contracts with them and risks unique to government contracts that may have a detrimental impact on our business or operating results.

     We are attempting to expand our customer base to include more entities and agencies within the US Government, state, local and foreign governments. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as other government contractors. If we are unable to develop or sustain these relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with the US Government and other governments also requires businesses to adhere to requirements of soliciting and doing business with government agencies and their contracting officers, and noncompliance could result in penalties, including debarment from further contracting. Further, contracting with the US Government and with other governments requires us to participate in a highly competitive bidding process to obtain new contracts. We lack substantial experience in bidding for public sector contracts. We may be unable to bid competitively if our software and services are improperly priced or if we are incapable of providing our software and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a loss for webMethods if we fail to win a contract on which we submitted a bid. Further, some agencies within the US Government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our software. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

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

     We have been, and intend to continue, expanding our international sales efforts. We have limited experience in marketing, selling and supporting our software and services in some international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; unexpected changes in regulatory requirements, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.

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

     We commenced operations in September 1996. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995. We have been operating as a combined company since August 2000. In addition, we have recently acquired businesses with limited operating histories. If we do not generate sufficient revenue from our business to fund operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of maintaining sustained profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

     Our penetration of our markets and the growth of our business achieved in our relatively limited operating history are not necessarily indicative of our ability in the future to continue to penetrate our target markets and to grow our business as we anticipate. Our software is complex and generally involves significant capital expenditures by our customers. We often have to devote substantial resources to educate prospective customers about the benefits of our software. Our efforts to educate potential customers may not result in our software being accepted by the potential customer or achieving market acceptance. In addition, many of these prospective customers have made significant investments in internally developed or custom systems and would incur significant costs in switching to third-party software such as ours. Furthermore, even if our software is effective, our potential customers may not choose it for technical, cost, support, competitive, economic or other reasons. If the market for our software fails to grow or grows more slowly than we anticipate, or if our penetration of our target markets and the growth of our business is less or slower than we anticipate, our business could suffer, and our ability to achieve and maintain profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ stock.

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

     Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes, and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2003, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of December 31, 2003, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, webmethods’ internal control over financial reporting.

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

     From time to time, the Company is involved in other disputes and litigation in the normal course of business. Those disputes and litigation include situations in which we choose to defend or indemnify customers in actions in which they are alleged to infringe the intellectual property rights of others even though we believe that the alleged intellectual property rights are invalid or that our software does not infringe those rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended

3.2(3)	Amended and Restated Bylaws of webMethods, Inc.

4.1(3)	Specimen certificate for shares of webMethods Common Stock

4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.

10.1(3)	Second Amended and Restated Investor Rights Agreement

10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan

10.3(3)	Employee Stock Purchase Plan

10.4(3)	ndemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers	I

31.1	*Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*Rule 13a-14(a) Certification of Chief Financial Officer

32.1	*#Section 1350 Certification of Chief Executive Officer

32.2	*#Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

     (b) Reports on Form 8-K. The following reports on Form 8-K have been filed by webMethods, Inc. since the beginning of its fiscal quarter on October 1, 2003:

Date of Report	Item No.	Item Reported
October 13, 2003	5,7	Press release dated October 13, 2003.
October 21, 2003	7,12	Press release dated October 21, 2003.
January 21, 2004	7,12	Press release dated January 21, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC

Date: February 13, 2004	By: /s/ PHILLIP MERRICK
Phillip Merrick
Chairman of the Board and
Chief Executive Officer

Date: February 13, 2004	By: /s/ MARY DRIDI
Mary Dridi
Chief Financial Officer
(Principal Financial Officer)