Form 10-K
period 2004-03-31
WEBMETHODS INC
filed 2004-06-14
CIK 1035096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐

      As of September 30, 2003, there were 52,057,159 shares of the registrant’s Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant, based upon the closing sale price ($8.02) of such shares on the Nasdaq National Market for such date, was approximately $266,180,100. Shares of the registrant’s Common Stock held by each executive officer and director of the registrant, and by each entity publicly reporting that it owns 5% or more of the outstanding shares of the registrant’s Common Stock, have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

      As of June 10, 2004, there were outstanding 52,870,429 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended March 31, 2004.

WEBMETHODS, INC.

FORM 10-K

PART I

Item 1.     BUSINESS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, sufficiency of working capital and projections regarding the market for webMethods’ software and services, (ii) statements of the plans, objectives or expectations of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, contributions to webMethods’ revenue by its business partners, implementation and effect of sales and marketing initiatives by webMethods, financial results of webMethods, Inc. and its subsidiaries, financial results within geographic or specific vertical markets and the allocation of resources to those markets, predictions of the timing and type of customer or market reaction to sales and marketing initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent or anticipated changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue,” the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in this Item 1 under the caption “Factors That May Affect Future Operating Results.” Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

OVERVIEW

      We are a leading provider of software and services for end-to-end business integration solutions. We offer a set of software products that enable organizations to run, manage and optimize their business. Our software products and related services give organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide Web services at the enterprise level.

      webMethods® completed three acquisitions in October 2003 to significantly expand our portfolio of products in the Service Oriented Architecture (SOA), Business Activity Monitoring (BAM) and portal spaces. Taken individually, the acquisitions were:

•	The Mind Electric. webMethods acquired The Mind Electric, Inc., a privately-held provider of Web services and Service Oriented Architecture software that enables enterprise Service Oriented Architectures. The software products offered by webMethods that are derived from this acquisition are webMethods FabricTM and webMethods Glue®.

•	The Dante Group. webMethods acquired The Dante Group, Inc., a privately-held provider of Business Activity Monitoring software. The software product offered by webMethods that is derived from this acquisition is webMethods OptimizeTM.

•	DataChannel Portal. webMethods acquired certain assets of DataChannel (recently marketed as PortalMinder by Netegrity), a portal platform for creating secure, identity-driven portals within a scalable architecture. The software product offered by webMethods that is derived from this acquisition is webMethods PortalTM.

      With the addition of the products from these acquisitions, continued organic development from our product development team, and several key partnerships, webMethods offers a solution that represents the next generation of integration technology and provides our customers with a breadth of functionality that we believe is compelling. And while each one of the technologies represented in our solution is, in and of itself, significant and important to our customers, it is the combined breadth and strength of these technologies and the natural synergies among them that drive further value and return on investment for our customers.

      The webMethods solution starts with the strength of our foundational integration capabilities. Introduced in the first quarter of webMethods’ fiscal year 2005, the webMethods Enterprise Services PlatformTM combines proven, mature enterprise application integration technology — incorporating the offering formerly known as the webMethods Integration PlatformTM — with the Service Oriented Architecture capabilities of webMethods FabricTM and webMethods’ highly-scalable and event-driven messaging capabilities. The result is an integration solution for linking business processes, enterprise and legacy application software products, databases, and Web services, both within and across business enterprises and government organizations. Further, the Service Oriented Architecture capabilities provided by webMethods Fabric enable customers to implement Web services-based integration on an enterprise scale. The webMethods Integration Platform now incorporated into the webMethods Enterprise Services Platform has enabled customers to achieve quantifiable return on their investment within a comparably brief timeframe by linking business processes and seamlessly integrating enterprise and legacy applications and databases.

      To this strong foundation, webMethods brings value-added functions for end-to-end Business Process Management, integrated Business Activity Monitoring and greatly simplified Composite Application creation. These functions both complement and extend the functionality of the webMethods Enterprise Services Platform, allowing customers to leverage their integration efforts to realize broader value for their enterprise. It is the sum of these functions that enable customers to create an integrated, real-time view of their enterprise, establish real-time visibility into business processes and optimize existing business processes or create entirely new business processes as the pressures of competitive business dictate. We believe these capabilities result in enhanced adaptability and agility for our customers.

      By deploying webMethods’ solutions, customers can reduce costs, create new revenue opportunities, strengthen relationships with their customers, vendors and business partners and establish real-time visibility and control of their business processes. webMethods’ solutions enable our customers to rapidly and cost-effectively meet the full range of their business integration requirements with a single, highly-scalable infrastructure. webMethods’ solutions enable our customers to create an integrated, real-time view of their customers, vendors and business partners, projects, orders, assets, business processes, human workflows, information system resources and data.

      We had more than 1,100 customers as of March 31, 2004, including many major business enterprises included in the top 2,000 business enterprises worldwide (the “Global 2000”) and government organizations. Our customers include leaders in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, telecommunications, consumer goods manufacturing and retail, utilities and transportation and logistics. We license our software primarily through our direct sales force. In Japan and the Asia Pacific region and, to a lesser extent, in Europe, we also license our software through resellers. We pursue joint promotional and selling efforts with strategic partners who provide enterprise application software products, many of whom embed our software directly into their application products. We also pursue joint promotional and selling efforts through strategic alliances with major systems integrators. Through these joint efforts with our strategic partners, we leverage our direct sales force, and, indirectly, the sales forces of our partners, to reach a broader range of prospective customers and create opportunities to upsell our products to customers already using limited-use implementations of our software embedded in their enterprise application products.

      Our goal is to continue extending our technology and product leadership in business integration and Service Oriented Architecture solutions. Our strategy is based on driving the success of our customers and partners, making our software ubiquitous among the Global 2000 and government organizations by expanding and maximizing our strategic software vendor partnerships, leveraging our sales force and technical services team by expanding our strategic alliances with major systems integrators and providing a compelling business integration and Service Oriented Architecture solution.

INDUSTRY BACKGROUND

      We believe that there are three major trends shaping our industry, and those trends are the basis for our strategy.

      First, there is the continued demand for business integration software.

      Integration is routinely rated as the top strategic priority for most Global 2000 companies and government organizations due to the benefits available from the integration of information resources. The reason is clear. Computers are being applied to ever more aspects of customers’ businesses. But with the widespread proliferation of packaged application software, custom applications, databases, Web services, and various other computing technologies, as well as proliferation of these same information resources and technologies throughout an organization’s chain of vendors, customers, affiliates and business partners, the ability to integrate these disparate systems and applications has become a strategic part of an organization’s information systems infrastructure. In addition, the need for integration software is driven by the widespread adoption of enterprise resource planning (ERP), supply chain management (SCM), financial management, and customer relationship management (CRM) software application products, whose strategic value to the customer is largely dependent on integration with other information systems and software products within the organization. Organizations that have purchased such software or systems often seek to streamline internal processes and enable communication and collaboration internally and with their customers, vendors and partners to increase productivity, create new revenue opportunities, reduce costs and strengthen relationships with their customers, vendors and business partners.

      Second, in parallel with the continued demand for integration software, there has been an increase in the need for more sophisticated integration technology.

      Integration systems today require the ability not only to integrate the numerous disparate information resource types (databases, legacy mainframe applications, packaged application software, custom applications, trading partners, people and Web services), but also to manage the business processes that govern the interactions between these resources. This Business Process Management capability is the foundation that allows an organization or enterprise to manage its business with its information systems. In many cases, the deployment of Business Process Management capability has revealed that many critical business processes involve activities that people must perform manually. Consequently, customers are pressuring integration vendors to provide fully-integrated manual workflow capabilities that allow users to define business processes that include manual steps and to manage the complete business process with their integration technology. Customers are also increasingly demanding software toolsets that allow for the rapid creation of user interfaces to support these human workflow steps.

      More recently, integration technology has further evolved to include technologies that enable enterprises to access and analyze real-time data flowing through the integrated information systems associated with business transactions and to govern the interactions between the many information resources that comprise the enterprise information technology environment. This Business Activity Monitoring capability enables enterprises to realize real-time visibility into their business operations and provides them with the ability to effect more timely changes to their business operations resulting in the ability to optimize those operations to best meet the needs of the enterprise.

      The ability of integration technology solutions to define business processes and Business Activity Monitoring schemas in a minimal amount of time and with a minimum of custom software coding is increasingly becoming an expectation of prospective customers. This demand for ease-of-use has caused a fundamental shift in demand for integration technology away from complex software programming techniques to a more intuitive, highly-graphical configuration approach. It has also driven the demand for integrated software tools that allow users to solve a wide variety of integration requirements without having to learn multiple software products or writing custom software code. A natural extension of this expectation is the ability to deliver personalized Composite Applications — applications that integrate functionality from multiple related, but stove-pipe, information systems — using a common presentation, delivery and collaboration framework.

      The third significant trend in our industry is the growing acceptance among customers and prospects of Service Oriented Architecture and Web services as the preferred basis for implementing business integration, business process optimization and Composite Application functionality.

      Service Oriented Architecture is an approach to software architecture and deployment that allows enterprises to more easily assemble, integrate, and modify software applications and business processes in response to market requirements. Service Oriented Architecture offers flexibility in the way information systems can be configured, and has the potential to lower implementation costs of multiple new software applications by increasing reusability. While not a novel concept in itself, Service Oriented Architecture is becoming more broadly accepted among customers and prospects given the growing acceptance and adoption of Web services methodology and is now generally viewed among customers and prospects as the best-practice approach for integration infrastructure software.

      Complementing Service Oriented Architecture is the expanding interest in Web services. The appeal of Web services is the prospect of enforcing cross-platform standardization of the low-level integration points across a wide range of computing resources, thereby allowing a user or computing resource to seamlessly access functionality or business processes provided by other software products operating within the enterprise. The expected benefit is lower services costs associated with integration. Although a number of companies outside the integration software industry promote their offerings as a solution for Web services-based integration, many industry analysts agree that this functionality will be most capably delivered by established integration software companies, given their experience in seamlessly and securely linking enterprise and legacy applications and databases using standards-based technologies and protocols, and managing the operation of that infrastructure.

THE WEBMETHODS SOLUTION

      We believe that the webMethods solution offers a compelling suite of capabilities to integrate information resources and provide Web services at the enterprise level to make Global 2000 companies and government organizations more agile. With webMethods’ solution, customers are able to more rapidly deploy information technology capabilities as they pursue competitive advantages, seek to secure more value from their existing information technology resources and strive to take advantage of standards-based technologies in their information technology infrastructure.

      The strength of the webMethods solution derives from both the strength of our individual solutions and the synergies enabled by our combination of Service Oriented Architecture, business integration, Business Process Management, Business Activity Monitoring and Composite Application Framework functionality. Historically, companies may have selected different products from different vendors to achieve these various capabilities, only to suffer from lack of integration between the different selected products. By combining these best-of-breed capabilities into one infrastructure, we offer customers the ability to lower their total cost of ownership and to streamline the overall implementation process.

      The following are the core elements of webMethods’ solution:

webMethods Enterprise Services Platform

      At the foundation of webMethods’ solution is the webMethods Enterprise Services Platform, a set of software capabilities that enable customers to implement a powerful, reliable Service Oriented Architecture. webMethods calls this an Enterprise Service Oriented Architecture (ESOA). ESOA goes beyond simple Web services standards with features that enable the widespread deployment of Web services in a mission-critical business setting.

      The webMethods Enterprise Services Platform includes the following features:

•	Proven business integration functionality — inherited from our previous flagship offering, the webMethods Integration Platform — which allows companies to not only integrate existing applications and establish electronic communications with trading partners, but to incorporate these resources seamlessly into the Enterprise Service Oriented Architecture. The webMethods Integration Server, which unites enterprise application integration and business-to-business functionality under a common architecture, is the basis for this capability. As a foundation for business integration and Composite Application development, the webMethods Integration Server allows the customer’s information technology resources to be published, managed and orchestrated as Web services in a Service Oriented Architecture. With so much investment tied up in existing information technology systems, this is the most expedient and cost-effective path to populating a Service Oriented Architecture with the Web services that higher-level software tools, portals, and other service-based applications can leverage. The move to Web services also benefits downstream business integration initiatives through reusability and the reduced cost and complexity resulting from standardization.

•	A robust, scalable, high performance event-driven messaging capability that allows the webMethods Enterprise Services Platform to support real-time, message-oriented interactions in addition to the Web services request/reply style of interaction. Enabled by the webMethods Broker, event-driven processing naturally complements Web services by providing the real-time capabilities that are needed for Business Activity Monitoring and other applications. The webMethods BrokerTM offers reliable message delivery and a scalable publish/subscribe architecture that is capable of processing thousands of messages per second. The webMethods Broker is also the basis of webMethods JMS+TM, a Java Message Service-compliant messaging solution that is offered as a standalone product.

•	Enables implementation of an enterprise-caliber service-oriented infrastructure. Delivered by webMethods Fabric, the webMethods Enterprise Services Platform enables enterprises to go from small, static, brittle, ad hoc networks of unmanaged Web services to larger, dynamic, robust, coordinated networks of managed Web services. webMethods Fabric can be deployed as an intermediary or in conjunction with either the Web service producer or Web service consumer or both. webMethods Fabric coordinates the use of Web services in a Service Oriented Architecture regardless of what technology was used to create those services including, but not limited to, webMethods software, J2EE application servers, .NET-based applications, other packaged applications or mainframe environments. With this flexible deployment architecture, customers can reduce network latency and create a more secure and robust environment for deploying a Service Oriented Architecture. These include capabilities such as Web services monitoring and management, service discovery, dynamic binding, failover and load-balancing, and intelligent message processing.

•	An extensive library of adapters so that the webMethods Enterprise Services Platform can integrate the numerous proprietary interfaces presented by a broad variety of enterprise applications (e.g., supply chain management software from i2 Technologies, inter-enterprise software solutions from SAP AG, sales, marketing and customer relationship management software from Siebel Systems, customer relationship management and enterprise management software from PeopleSoft). The webMethods Enterprise Services Platform can also be extended by customers and partners through the use of webMethods software toolkits that allow them to develop interfaces to integrate custom applications or other software with the webMethods Enterprise Services Platform.

•	Support for a wide range of electronic commerce protocols that enable our customers to automate and integrate their commercial transactions generated by their information technology resources with the information systems of their customers and business partners. Examples of these types of transactions include purchasing and procurement, supply chain management, collaborative product design and vendor-managed inventory. Our software supports a broad range of capabilities to support these and other initiatives of an enterprise to integrate its information resources with those of its customers and business partners. These protocols include XML, traditional and Internet EDI, Commerce One’s xCBL, RosettaNet, Chem eStandards and ebXML.

•	A high-performance Java Web services platform with webMethods Glue. webMethods Glue eliminates the traditional complexity of Web services development. Targeted at the Java developer, webMethods Glue provides the fastest and easiest way to turn ordinary Java objects into Web services with very little incremental effort. By using webMethods Glue, developers can publish any Java object as a Web service using just a few lines of code, while remote Web services can be invoked as if they were local Java objects.

•	Capabilities targeted at J2EE and .NET developers to make it easier for users of those technologies to connect their application into the Enterprise Service Oriented Architecture.

Business Process Management (BPM)

      webMethods’ Business Process Management solution facilitates business process management, first, by providing capabilities for orchestrating both automated and manual processes; second, by promoting the creation of business-oriented services that can be reused across different processes; and, third, by providing a level of abstraction from the underlying systems that makes the task of orchestrating business processes accessible to the non-technical user. The webMethods Business Process Management tools also provide an intuitive design and development environment for incorporating manual workflows and custom user-interfaces into business process flows, allowing the webMethods solution to manage automated and manual tasks. The webMethods Business Process Management solution provides two core capabilities: an easy-to-use graphical tool for modeling business processes and orchestrating services, and a codeless design environment that allows organizations to create workflow solutions, including associated user interfaces, to monitor and manage manual processes.

Business Activity Monitoring (BAM)

      webMethods’ Business Activity Monitoring solution enables customers to achieve new levels of agility by monitoring their business operations on their information systems in real-time, identifying opportunities and diagnosing problems as they occur, and responding instantly to changes in business activity. The webMethods Business Activity Monitoring solution, webMethods Optimize, combines real-time awareness about business events with the ability to correlate information surrounding these events into meaningful feedback along the decision chain. This solution provides further value when the customer extends this correlation capability to the point of recommending responses or even predicting failures before they occur. With webMethods Optimize, companies are able to improve the speed and effectiveness of their decision-making by gaining complete real-time visibility into their business processes. webMethods offers a set of service offerings to support our customers’ implementation of our Business Activity Monitoring solution. These include the webMethods BAM Workshop, a facilitated on-site session which helps companies identify the business processes most appropriate for an initial Business Activity Monitoring implementation; a Business Process Report Card detailing the “as is” state of a business process with regard to its ability to meet its business commitments and identified Key Performance Indicators (KPI’s); and a BAM Assessment providing an in-depth analysis of a company’s key business processes with regard to their applicability and associated return on investment for Business Activity Monitoring.

Composite Application Framework

      From the services and resources that are made available through the webMethods infrastructure, the webMethods Composite Application Framework enables customers to assemble a new breed of application. With minimal development, these composite business applications are able to deliver personalized access to other application software, data and business processes from across the enterprise. Instead of developing traditional client/server or Web applications using monolithic (and sometimes proprietary) technologies, the webMethods Composite Application Framework enables a process of assembly, using the inventory of Web services available within the webMethods-enabled Enterprise Service Oriented Architecture. As the key component of the webMethods Composite Application Framework, webMethods PortalTM provides the primary delivery mechanism for user interaction with these composite applications. webMethods Portal allows people — both inside and outside the customer — to be provided with personalized access to the information, business processes, and applications that are relevant to their job function or relationship to the organization. By promoting contextual views of business situations, the webMethods Composite Application Framework can enable webMethods’ customers to achieve significant gains in business efficiency, customer satisfaction, and decision-making capabilities.

WEBMETHODS’ STRATEGY

      We believe our focused business strategy enables us to be a leading provider of business integration and Service Oriented Architecture solutions. Our strategy is based on investing our efforts in our customers and business partners to ensure their success with our solutions, developing and delivering what we believe to be the next generation of integration technology, and then extending our customers’ investments in business integration and Web services enablement with business-focused, value-added capabilities for Business Process Management, Business Activity Monitoring and Composite Application construction. By executing on our strategy, we believe we are helping to ensure the success of our customers and business partners with our solutions. The key elements of our strategy include the following:

      Focus on Customer Success. A core part of our strategy is a tremendous focus on customers to ensure their success with our solutions and referenceability. We invest in resources and programs to improve our customers’ success rates with our solutions by reducing their time to deploy our software, minimizing their runtime costs and assisting them in maximizing their return on investment for their integration projects. We attempt to accomplish this by working closely with customers to understand their business needs, timelines and associated project risks, and then supporting them to ensure they achieve their goals. Our satisfied customers often assist with references and site visits for prospective customers.

      Expand and Maximize Our Strategic Software Vendor Partnerships. We have relationships with enterprise application software vendors, including American Management Systems (AMS), Hewlett-Packard Company, Informatica, i2 Technologies, Microsoft, PeopleSoft and Siebel Systems, some of whom embed a limited-use implementation of webMethods software into their solution and may then sell both the integrated solution as well as other webMethods products. As a result, any customer of our partner who licenses its product in which our software is embedded receives a license-limited version of webMethods software. We believe these customers will be good candidates to purchase additional webMethods integration software.

      We believe these relationships distinguish us from other integration software providers and provide a competitive advantage for webMethods. These relationships leverage our direct sales force and, we believe, provide us with an incumbency advantage that positions webMethods as the lowest risk option for customers of these software products.

      Concentrate on Major Systems Integrators. We continue to expand and strengthen our alliances with major system integrators to provide services and sales leverage to our software product-based business model. We have established a series of formal alliance relationships with major system integrators, such as Accenture, American Management Systems (AMS), Atos Origin, BearingPoint, Cap Gemini Ernst & Young Group (CGE&Y), Computer Sciences Corporation (CSC), Deloitte, Electronic Data Systems Corporation (EDS) and Tata Consulting Services (TCS). Many of these partners have established a formal webMethods practice, thus increasing dramatically the number of webMethods-trained resources available through our system integrator partners.

      As a result of this expanded knowledge-base, as well as implementation successes on which the systems integrator partner and webMethods have worked jointly, these alliances have resulted in a virtual extension of our direct sales force. This results in the third-party introduction and subsequent endorsement of webMethods’ solutions in opportunities of which we may not otherwise be aware, or with customers or prospects of the partner with which we may not otherwise already be engaged.

      Extend Technology and Product Leadership to Provide the Most Compelling Integration Solution. We believe that we have developed one of the broadest and most comprehensive business integration solutions currently available, supporting more application-to-application, business-to-business, mainframe integration and Web services protocols and data format standards than any competing product. We have integrated workflow technology to allow our customers and their business partners to automate not only the unattended business process but also those critical business functions where a person plays a key role. The products we introduced in the December 2003 quarter further extended our portfolio to include innovative Service Oriented Architecture technology, business activity monitoring technology and a portal capability. We believe that while each one of our products individually brings value and shows technical leadership, it is the combination of these capabilities in one solution that differentiates us from our competition.

      Continue to Demonstrate Leadership in Web Services and Service Oriented Architecture. webMethods was an early pioneer in Web services, demonstrated by our role in the application of extensible markup language (XML), Web Interface Definition Language (WIDL) and Java technologies for all areas of integration and e-commerce. We believe that we have successfully built upon our heritage and positioned webMethods as a leader in Web services and Service Oriented Architecture. The webMethods Enterprise Services Platform combines the extensive integration capabilities of the webMethods Integration Platform with the Service Oriented Architecture capabilities of webMethods Fabric, resulting in a platform for delivering Web services technology which we believe is unparalleled in the industry. This solution is standards-based and vendor neutral, and bridges J2EE and .NET technologies. The webMethods Enterprise Services Platform unifies proven integration technology with innovative Web services and Service Oriented Architecture capabilities to help our customers apply Web services to solving integration problems throughout their enterprise. As further validation of our leadership in Web services, webMethods currently serves on the Board of Directors of the Web Services Interoperability organization (WS-I).

      Extend the Value of Integration to the Business Users at Our Customers and Prospects. Integration solves very important problems for our customers, but the role of integration has historically been viewed as technical in nature and the principal domain of information technology personnel. Through our solutions for Business Process Management and Business Activity Monitoring, webMethods can demonstrate and deliver value that directly touches the business users within the enterprise. BPM provides businesses the ability to capture business processes and integrate necessary human interaction directly into those processes. BAM provides real-time visibility into those processes, providing business users with the ability to not only track key performance indicators (KPIs), but actually predict when those KPIs might trend out of the range for acceptable values. Taken together, BPM and BAM create a continuous cycle of visibility and control, with BAM providing the feedback necessary to tune these processes through the integrated BPM functions to maximize process efficiencies.

      We believe that our capabilities in BPM and BAM help to differentiate webMethods, and provide us with important new selling opportunities. These capabilities elevate the value of webMethods into the heart of the processes critical to the health of our customers’ enterprises, and give the webMethods sales force the opportunity to help our customers and prospects address specific business issues that help them create differentiation in their respective markets. We expect that our sales force will be able to leverage this message to generate new customers, including those prospects that may be using a competitive product. Our BPM and BAM capabilities also enable our existing customers to extend the value of their existing integration investment with webMethods, creating upsell opportunities within our customer base.

CUSTOMERS

      As of March 31, 2004, we had more than 1,100 customers. Many of our customers are Global 2000 companies and represent a broad spectrum of vertical markets. We also have a number of government organizations as customers. Our customers include leaders in manufacturing, process industries

(such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, telecommunications, consumer goods manufacturing and retail, utilities and transportation and logistics.

      In each of the fiscal years ended March 31, 2004, 2003 and 2002, no individual customer accounted for more than 10% of our total revenue.

SALES AND MARKETING

      We license our software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major systems integrators with whom we have strategic alliances, other partners and distributors and, to a lesser extent, resellers. Our strategic software vendor partners and system integrator partners actively assist us in selling the full webMethods product line to their customers, often giving us an incumbency advantage when the customer implements an enterprise-wide integration initiative. Information on our strategic partners is included in this section under the captions “webMethods’ Strategy” and “Partners and Strategic Relationships.”

      Our direct sales organization consists of sales representatives and pre-sales consultants supported by personnel with experience within the industries we serve. At March 31, 2004, our sales and marketing personnel serving North America were located in our headquarters in Fairfax, Virginia, and in approximately 25 other offices in the United States and Canada. At that date, our sales and marketing personnel in Europe were located in nine countries, and our sales and marketing personnel in Asia Pacific were located in Australia, Japan and six other countries. Information on revenue we derived from our Americas, Europe, Japan and Asia Pacific operations, as well as long lived assets located in those geographic areas, is included in Note 18 of the Notes to Consolidated Financial Statements of webMethods, Inc. included elsewhere in this report. We expect to continue expanding our sales and marketing group through targeted recruitment of qualified individuals.

      We continued to focus on key vertical markets with specialized teams during our fiscal year ended March 31, 2004. Those teams focus on customers, prospective customers and business partners in vertical markets such as manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, telecommunications, government, consumer goods manufacturing and retail, utilities and transportation and logistics.

      We license our software primarily on a perpetual basis and, to a lesser extent, on a renewable term basis. At the end of the renewable license term, customers can either pay a new license fee or their license will terminate.

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

      We have experienced quarterly fluctuations in our operating results and anticipate fluctuations in the future. We experience certain general seasonal factors, such as: revenue in our second fiscal quarter (ending September 30) can be positively impacted by budgeting cycles of the US Government, and can be negatively impacted because businesses often defer purchase decisions during summer months. In addition, revenue in our third fiscal quarter (ending December 31) can be positively impacted by the end-of-year budgeting cycles of many Global 2000 companies, and revenue in our fourth fiscal quarter (ending March 31) can be positively impacted, as revenue in our first fiscal quarter (ending June 30) can be negatively impacted, by the annual nature of our sales compensation plans. Quarterly revenue and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions that sometimes are difficult to predict.

PARTNERS AND STRATEGIC RELATIONSHIPS

      We believe that our strategic relationships represent a significant advantage over our competition. As described above in “webMethods’ Strategy,” we utilize our strategic partnerships with enterprise application software vendors, such as American Management Systems (AMS), Hewlett-Packard Company, Informatica, i2 Technologies, Microsoft, PeopleSoft and Siebel Systems, to provide a differentiator when selling to a prospective customer that owns or plans to purchase one or more products from these companies in which a license-limited version of our software is embedded or utilized. We believe that this provides us with an incumbency advantage for many of the new business opportunities in which we compete. We also utilize our strategic partnerships with software vendors, such as Informatica, JBoss Group and Defywire Inc., to provide real-time visibility, analytic and reporting capabilities to data flowing through the webMethods Integration Platform, a J2EE-based application server and the capability of delivering real-time information over wireless networks to cellular phones, PDA’s and laptops. We also expect to continue to benefit from these relationships through their promotion of our products. We are also building a base of independent software vendors, original manufacturers and device manufacturers embedding webMethods Glue to provide Web services-enabled solutions.

      We believe that our multiple strategic alliances with major systems integrators also constitute a significant advantage over some competitors. As described above in “webMethods’ Strategy,” we work very closely with many major systems integrators, including Accenture, AMS, Atos Origin, Bearing Point, CGE&Y, CSC, Deloitte, EDS and TCS, to support our customers’ integration needs. We invest in partner education to assist our partners in staying knowledgeable of the latest integration technology and proficient with webMethods’ product functionality. We believe that our investment in these relationships is important because they augment our direct sales force by promoting our products as the most appropriate solution for their clients and increase our implementation capabilities.

      In Japan and the Asia Pacific region and, to a lesser extend in Europe, we license our software through resellers and distributors, who may also sell our consulting and implementation services. We have relationships with a number of resellers or distributors with expertise in certain industry sectors or countries in which we do not currently have a significant number of direct sales personnel.

      We believe our partners influenced, directly or indirectly, a significant portion of our license revenue during fiscal years ended March 31, 2004 and March 31, 2003, and we expect this to continue in future periods. During our fiscal year 2004, we expanded our relationship with PeopleSoft as its partner for certain embedded integration technology, and we implemented joint selling and integrated global customer support. In April 2004, we formed a partnership with Microsoft Corporation based upon the availability of the webMethods for Microsoft PackageTM that enables enterprise customers to benefit from the integration of webMethods and Microsoft Video Studio .NET technologies.

      As part of the effort to expand support for customers in Asia Pacific, webMethods partnered with Hewlett-Packard Company and established an integration competency center in Hong Kong to offer resources and expertise that enable customers to develop and test applications before deploying them in production environments.

      Under certain partnerships with our enterprise application software vendor partners, the partner may embed or otherwise utilize our software with their applications under limited use licenses for a license fee or royalty fee. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In systems integrator and other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received.

GLOBAL CUSTOMER SERVICES

      We offer our customers a variety of software support and maintenance options designed to meet their varied needs. Our most sophisticated enterprise customers may choose options that include 24-hour coverage, seven days per week. We have established a “follow-the sun” support model with integrated, major support centers in Virginia and California in the United States and in Australia, Japan and the Netherlands. Our resellers and distributors generally provide initial software support to their customers, and we provide support on more complicated support issues. Our customers and business partners can also receive support from our webMethods AdvantageTM support limited access extranet, which includes extensive discussion groups and technical advisory papers and provides online access to our customer service management system so that our customers and business partners can submit and monitor the status of any technical issues.

      Many of our customers purchase consulting services from us to support their full range of integration initiatives. We may provide all of these services directly or we may augment the efforts of a systems integration partner in performing these services. We offer these professional services both during the initial deployment of our products and thereafter to address our customers’ needs through the entire project lifecycle. We provide professional services ranging from initial software infrastructure architectural planning to the complete deployment of our products. We also offer training courses and other education products at our facilities, as well as on-site at our customers’ and partners’ facilities. All of these offerings have been expanded to include the products and capabilities derived from the acquisitions we completed in October 2003 and the new products delivered by our product development staff in fiscal year 2004.

      We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During fiscal year 2004, our global customer services group reported and documented more than 497 separate production events as compared to 340 such events in fiscal year 2003 and 178 such events in fiscal year 2002. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other business integration projects and serve as a reference customer for us in our future sales efforts.

PRODUCT DEVELOPMENT

      We pursue a judicious mix of building, acquiring and partnering to allow us to offer an optimal mix of strategic technologies to meet the needs of our market. This has allowed us to bring a business integration solution to market more quickly than our competitors.

      We focus our ongoing product development efforts on a combination of enhancing, broadening and deepening the functionality of our core products and services to address new software alliances, industries, marketplaces and geographic markets as well as new product development to meet emerging opportunities based on new technologies. During our fiscal year ended March 31, 2004, we released the latest version of our flagship integration platform, webMethods 6.1, and a new product, webMethods JMS+ for event-driven, high speed JMS messaging. During the period between the acquisitions in October 2003 and the end of fiscal year 2004, we also released new production versions of all of the products derived from the three acquisitions: webMethods Fabric, webMethods Glue, webMethods Portal and webMethods Optimize. Significant work to integrate and unify the acquired products with our core integration platform was either completed or was well underway at the completion of fiscal year 2004.

      Our product development staff has developed our products utilizing project teams focused on independent components of the software under development. We maintain product release planning procedures to ensure integration, testing and version control among the different project development teams. We maintain our primary development centers in Fairfax, Virginia and Sunnyvale, California and have special development teams in Denver, Colorado, Seattle, Washington and Westborough, Massachusetts. The development teams represented by the acquisitions in October 2003 have been integrated into the development methodology and product lifecycle management process used by webMethods.

COMPETITION

      The market for our software and services is extremely competitive and subject to rapid change. We offer a suite of capabilities for business integration, Business Process Management, Business Activity Monitoring, Composite Application delivery, and Service Oriented Architecture infrastructure that represents the next generation of integration technology and provides our customers with a breadth of functionality that we believe is compelling. We are not aware of any competitor that can demonstrate the breadth of capabilities that we can with our in-depth expertise in trading partner integration and management, our long history of Web services experience, our deep knowledge of legacy IBM mainframe integration and our broad expertise in Enterprise Application Integration (EAI). We compete primarily with providers of integration software products, including International Business Machines Corporation (IBM) and TIBCO Software, Inc. We also compete with BEA Systems, Inc., Microsoft Corporation, SeeBeyond Technology Corporation, SAP AG, Sterling Commerce Inc. and a wide-range of companies that are emerging in this category. We expect additional competition primarily from other emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our software and services are numerous and the specific importance of any one of these factors varies significantly for each specific customer environment. These competitive factors include product functionality and features; performance and price; ease and cost of product implementation; vendor and product reputation; quality of customer support services; financial strength; customer training and documentation; and quality of professional services offerings. Although we believe that our software and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.

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

      For example, we take measures to avoid disclosure of our trade secrets, including, but not limited to, requiring all employees and certain consultants, customers, prospective customers, and others with which we have business relationships to execute confidentiality agreements that prohibit the unauthorized use and disclosure of our trade secrets and other proprietary materials and information. Further, we enter into license agreements with our customers, business partners, resellers and distributors that limit the unauthorized access to, use and distribution of our software, documentation and other proprietary information. Our license agreements with our customers, business partners, resellers and distributors impose restrictions on the use of our technology, including prohibiting the reverse engineering or de-compiling of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. We also restrict access to our source code. While some of our license agreements require us to place the source code for our software in escrow for the benefit of the licensee, these agreements generally provide these licensees with a limited, non-exclusive license to use this code in the event we cease to do business without a successor or there is a bankruptcy proceeding by or against webMethods; certain agreements may provide that the licensee can use the escrowed source code if we fail to provide the necessary software maintenance and support.

      We also seek to protect our technology, software, documentation and other proprietary information under the copyright, trademark and patent laws. We assert copyright in our software, documentation and other works of authorship, and periodically register copyrights with the U.S. Copyright Office in qualifying works of authorship. We assert trademark rights in and to our name, product names, logos and other markings that are designed to permit consumers to identify our goods and services. We routinely file for and have been granted trademark protection from the U.S. Patent and Trademark Office for qualifying marks. We currently hold a trademark registration in the United States for the “webMethods” and “B2B Integration Server” marks, a trademark registration in certain other countries and the European Union for the “webMethods” mark, a trademark registration in the United States for the “Glueware” and “Glueprints” marks and a pending application for the registration of the “Glue” mark in the United States. We have a patent issued in the United States and several patent applications pending for technology related to our software. We may file additional patent applications in the United States or other countries in the future.

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

      Despite our efforts to protect our proprietary rights, parties may breach confidentiality agreements or other protective licenses and contracts into which we have entered, and we may not be able to enforce our rights effectively in the event of these breaches. There can be no assurance that we will be able to prevent unauthorized attempts to copy or reverse engineer aspects of our software or to obtain and use information that we regard as proprietary. Further, unauthorized parties may attempt to copy or otherwise obtain and use software or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. It is possible that our competitors will adopt similar product or service names, impeding our ability to protect our intellectual property and possibly leading to customer confusion. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from the technology developed by us without paying for it.

      The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We believe that software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, a third party has claimed that the use of our software in certain situations infringed on its intellectual property rights. Third parties may in the future claim that we have infringed on their intellectual property rights (including those intellectual property rights currently existing or developed in the future) or the use our software in certain situations infringes on their intellectual property rights. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that their employees have improperly disclosed confidential or proprietary information to us.

      Expensive litigation may be necessary in the future to enforce our intellectual property rights. We have been, and may in the future be, subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as copyrights, trademarks, patents or trade secrets, from time to time in the ordinary course of our business. While we do not currently believe that any of our software, documentation, copyrights, trademarks, patents, or other proprietary rights infringe the proprietary rights of third parties, third parties have claimed, and may in the future claim, that we have infringed their current or future products, technology or intellectual property rights or that use of our software in certain situations may infringe on their intellectual property rights. Any infringement claims, with or without merit, brought by such third parties may be time-consuming, result in costly litigation, prevent product shipment, cause delays, distract us from managing our business or require us to enter into royalty or licensing agreements which are not advantageous to us, any of which could materially harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties, and is commonly quite expensive.

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

      In addition, we license technology from third parties that is incorporated into our software, and we bundle technology from third parties with our software. We also incorporate into our software certain “open source” software code or software tools, the use of which in commercial software products, such as ours, may be prohibited or restricted now or in the future. Any significant interruption in the supply or support of any technology we license from third parties, or our inability to continue to use “open source” software in our products, could adversely affect our business, unless and until we can replace the functionality provided by the licensed technology or “open source” software. Our use of licensed technology or “open source” software could cause our products to infringe the intellectual property rights of others, causing costly litigation and the loss of significant rights.

CORPORATE INFORMATION

      webMethods, Inc. was organized in Delaware in 1996. We completed our initial public offering in February 2000. In August 2000, webMethods, Inc. acquired Active Software, Inc., a publicly-held software company that developed and delivered enterprise application integration software. In February 2001, we acquired IntelliFrame Corporation, its workflow technology and its research and development team. In October 2003, we acquired The Mind Electric, Inc., The Dante Group, Inc. and certain assets of Datachannel. References to “webMethods,” “we,” “us” or “our” include webMethods, Inc. and its subsidiaries unless a statement specifically refers to webMethods, Inc. Our executive offices are located at 3930 Pender Drive, Fairfax, Virginia 22030, and our main telephone number is (703) 460-2500. We operate in a single segment of software and related services.

15

AVAILABLE INFORMATION

      Our internet address is www.webMethods.com. Our Investor Relations page of our web site provides a link to a service giving access to our securities filings as soon as reasonably practical after we electronically file with the Securities and Exchange Commission (SEC) our annual reports, quarterly reports, current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and as soon as reasonably practical after any of our directors or executive officers electronically file with the Securities and Exchange Commission any reports pursuant to Section 16 of the Securities Exchange Act of 1934. We do not charge for access to and viewing of those filings. Other information on our Investor Relations page and our web site is not part of this Form 10-K or any other webMethods securities filing unless specifically incorporated. In addition, our reports, proxy statements and other information are filed with the SEC through the SEC’s Electronic Data Gathering, Analysis and Retrieval system and are publicly available through the SEC’s site on the World Wide Web, at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of that document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

EMPLOYEES

      As of March 31, 2004, we employed approximately 860 full-time employees. These included approximately 300 in sales and marketing, 200 in professional services and technical support, approximately 240 in research and development and approximately 120 in other administrative areas, including accounting, finance, human resources, facilities and information technology. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, marketing and sales, and business development. Our employees are not represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider relations with our employees to be good.

EXECUTIVE OFFICERS OF WEBMETHODS

      Our executive officers and their ages and positions as of May 31, 2004 are as follows:

Name	Age	Position

Phillip Merrick	41	Chairman of the Board and Chief Executive Officer
David Mitchell	39	President and Chief Operating Officer
Richard Chiarello	51	Executive Vice President, Worldwide Operations
Mary Dridi	43	Chief Financial Officer, Executive Vice President and Treasurer
Douglas W. McNitt	39	General Counsel, Executive Vice President and Secretary
Kristin A. Weller	33	Executive Vice President, Product Development

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

      Richard Chiarello joined webMethods in April 2004 as Executive Vice President, Worldwide Operations. From October 2002 to 2004, he served as Senior Vice President, Worldwide Sales, of Siebel Systems, Inc., where he managed all aspects of the company’s worldwide sales operations. From December 1998 to September 2002, he served as President of ATL LLC Consulting, a private sales consulting company founded by Mr. Chiarello to serve clients in the information technology industry. He also served as President and Chief Operating Officer of AMC Computer Corporation, a hardware and professional services company, from October 2000 to June 2001. From December 1985 to December 1998, Mr. Chiarello held several sales, marketing and executive management positions at Computer Associates International, Inc., the most recent of which was Executive Vice President and General Manager, Worldwide Sales and Channels. Prior to joining Computer Associates International, Inc., Mr. Chiarello served in a variety of sales positions with IBM Corporation from 1977 to 1985. Mr. Chiarello holds a B.A. from Queens College in New York and has completed executive management training in the IBM Management Training program and with Babson Business School, Boston, Massachusetts.

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

      Douglas W. McNitt joined webMethods in October 2000 as General Counsel, became an Executive Vice President in January 2002, and became Secretary in May 2003. Mr. McNitt served in various capacities, including Senior Counsel and Assistant General Counsel for America Online, Inc. during his service there from December 1997 to September 2000. From May 1996 to December 1997, he was an associate with the law firm of Tucker, Flyer & Lewis, a professional corporation, and was an associate with the law firm of McDermott, Will & Emery from April 1994 to May 1996. Mr. McNitt holds a B.A. from Stanford University and a J.D. from Notre Dame Law School.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      You should consider the following factors when evaluating our statements in this report and elsewhere. webMethods is subject to risks in addition to those described below, which, at the date of this report, we may not be aware of or which we may not consider significant. Those risks may adversely affect our business, financial condition, results of operations or the market price of webMethods’ common stock.

Unanticipated fluctuations in our quarterly revenue or operating results, or failure to return to and maintain profitability, could significantly affect the price of webMethods common stock.

      We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or analysts, that could have a material adverse effect on the market price of webMethods common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, the timing and terms of large transactions with customers, competitive pressures, our ability to execute on our business plans, the amount and timing of operating costs, the timing and amount of revenue from acquired technology and businesses, delays in the availability of new products or new releases of existing products and changes that we may make in our business, operations and infrastructure. In addition, economic conditions and other events beyond our control, such as economic uncertainties, geopolitical developments or uncertainties, travel limitations, infectious outbreaks like SARS, terrorist acts and other major, unanticipated events may have significant negative impact on our quarterly operating results and delay our ability to return to and maintain profitability on a basis determined in accordance with accounting principles generally accepted in the United States (GAAP). Further, the expensing of stock options in the future, the costs of compliance with the Sarbanes-Oxley Act and other legal and compliance requirements could add significant costs that may impede or delay our ability to return to and maintain profitability on a GAAP basis. If our quarterly revenue or operating results are adversely impacted, that could have a material adverse effect on the market price of webMethods common stock.

      We generally close a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter or our operating costs increase in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the guidance we provide publicly or expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the guidance we provide publicly and the expectations of investors or analysts and, as a result, the market price of webMethods common stock may fall significantly. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until June 1, 2004, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $336.25 to a low of $4.32.

Growth of our sales may slow from time to time, causing our quarterly operating results to fluctuate and possibly resulting in significant volatility in the market price of webMethods common stock.

      Due to customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, our ability to execute on our business plan, seasonal factors or major, unanticipated events, we may experience a lower growth rate for, no growth in, or a decline in quarterly or annual revenue from sales of our software and services in some or all of the geographic regions in which we operate. For example, the growth rate for revenue from sales of our software and services during summer months may be lower than at other times during the year, particularly in European markets, and may be impacted by the annual nature of our sales compensation plans.

      We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services, the timing and amount of revenue from acquired technology and business, economic uncertainties, geopolitical developments or uncertainties, travel limitations, infectious outbreaks like SARS, terrorist acts or other major unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any misperception by us in the needs of our customers and prospective customers, or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in significant volatility in the market price of webMethods common stock.

We are a relatively young company and have a relatively limited operating history with which to evaluate our business and the prospects of achieving our anticipated growth and our forecasts of operating results.

      We commenced operations in September 1996. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995. We have been operating as a combined company since August 2000. In addition, we have acquired several businesses and technologies with limited operating histories. During much of our history, we have sustained losses from operations. For a number of reasons described in other factors listed here, we may not be able to achieve our anticipated revenue growth, and control costs of operations, to achieve our forecasts of operating results, including returning to and maintaining profitability on a GAAP basis. That situation could have a material adverse effect on the market price of webMethods common stock. If we do not generate sufficient revenue to achieve and maintain income from operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of returning to and maintaining profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods common stock.

Our target markets are highly competitive, and we may not be able to compete effectively.

      The markets for business integration solutions, Service Oriented Architecture capabilities, Business Activity Monitoring and Business Process Management solutions and Composite Application framework capabilities are rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications, monitor and optimize business processes and workflows, provide Service- Oriented Architectures, enable Web services and provide customers the capabilities to run, manage and optimize their enterprise. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy our Service Oriented Architecture technology, our Enterprise Services Platform solution, our Business Process Management solution, our Business Activity Monitoring solution, our Composite Application Framework or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors; companies that develop their own integration software or Web services technology; software vendors offering business integration software, Service Oriented Architecture technology, Web services capabilities, Business Process Management software and Business Activity Monitoring software; electronic data interchange vendors; vendors of proprietary enterprise application integration; vendors of portal products; and application server vendors. We also face competition from providers of various technologies to enable Web services. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, application software vendors with whom we currently have or have had strategic relationships sometimes offer competitive solutions or may become or are competitors. Some of our competitors or potential competitors may have more experience developing technologies or solutions competitive with ours, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our solutions, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing solutions and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales, decreased market share or longer sales cycles or sales processes involving more extensive demonstrations of product capabilities, which in turn could harm our business, operating results and financial condition.

We rely on strategic partnerships with software vendors, alliances with major system integrators and other similar relationships to promote and implement our software and, if these relationships diminish or terminate, we may lose important deals and marketing opportunities.

      We have established strategic relationships with enterprise application software vendors and system integration partners. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, upsell our products to customers already using license-limited versions of our software embedded in their enterprise application products, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During fiscal year 2004, our enterprise application and systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that leverage to continue in future periods. If our relationships with our strategic business partners diminished or terminated or if we failed to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. In general, our partners are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our target markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business, our operating results and the market price of webMethods common stock.

Recent and future acquisitions of companies or technologies may result in disruptions to our business, dilution or other adverse effects on future financial results or the distraction of our management.

      In October 2003, we acquired businesses and technologies, and we may acquire or make investments in other complementary businesses and technologies in the future. Although the October 2003 acquisitions produced results at or above our expectations through the end of fiscal year 2004, we may not be able to realize benefits or results in the future that we expect to achieve from those businesses and technologies.

      We may make investments in, or acquisitions of, technology, products or companies in the future to maintain or improve our competitive position. We may not be able to identify future suitable acquisition or investment candidates, and even if we identify suitable candidates, may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. With respect to our potential future acquisitions, we may not be able to realize future benefits we expected to achieve at the time of entering into the transaction, or our recognition of those benefits may be delayed. In such acquisitions, we will likely face many or all of the risks inherent in integrating corporate cultures, product lines, operations and businesses. We will be required to train our sales, professional services and customer support staff with respect to acquired software products, which can detract from executing against goals in the current period, and we may be required to modify priorities of our product development, customer support, systems engineering and sales organizations. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our stockholders.

Treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to return to and maintain profitability.

      The Financial Accounting Standards Board has proposed requiring companies to record compensation expense regarding stock options and participation in employee stock purchase plans. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (ESPP). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 14 of the Notes to Consolidated Financial Statements of webMethods, Inc. included elsewhere later this report. If we choose, or are required, to record an expense for our stock-based compensation plans, we could incur a significant compensation expense, and any such expense could significantly impair our ability to return to and maintain profitability on a GAAP basis. That impact on our ability to return to and maintain profitability on a GAAP basis could have a material adverse effect on the market price of webMethods common stock.

Third-party claims that we infringe upon their intellectual property rights may be costly to defend or settle or could damage our business.

      We cannot be certain that our software and the services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we have been subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products, technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties have brought, and may bring in the future, claims of infringement against us or our licensees. Because our software is integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. We have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Such claims may be with or without merit.

      Claims of alleged infringement, regardless of merit, may have a material adverse effect on our business in a number of ways. Claims may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. In addition, in the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages, and also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Five of our customers have been subject to such claims and litigation, and we or other customers may in the future be subject to additional claims and litigation. We have settled one such claim and may in the future settle any other such claims with which we may be involved, regardless of merit, to avoid the cost and uncertainty of continued litigation. Defense of any lawsuit or failure to obtain any such required licenses could significantly harm our business, operating results and financial condition and the price of webMethods common stock. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims. Our current insurance programs do not cover claims of patent infringement.

We are trying to increase our sales to the US Government and to others in the public sector, and we may face difficulties in our attempts to procure new contracts with them and risks unique to government contracts that may have a detrimental impact on our business or operating results.

      We are attempting to expand our customer base to include more entities and agencies within the US Government, state, local and foreign governments. Developing new business in the public sector often requires companies to develop capabilities in government bidding and contracting and to develop relationships with government contractors providing information technology solutions. If we are unable to develop or sustain those capabilities and relationships, we may be unable to procure new contracts within the timeframe we expect, and our business and financial results may be adversely affected. Contracting with the U.S. Government and other governments also requires businesses to participate in a highly competitive bidding process to obtain new contracts. We may be unable to bid competitively if our software and services are improperly priced or if we are incapable of providing our software and services at a competitive price. Further, some agencies within the U.S. Government may also require some of our personnel to obtain a security clearance or may require us to add features or functionality to our software. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

      Contracts with the U.S. Government or with many state, local, and foreign governments also frequently include provisions not found in the private sector and are often governed by laws and regulations that do not affect private contracts. These differences permit the public sector customer to take action not available to customers in the private sector. This may include termination of current contracts for convenience or due to a default. If any of these events occur, they may negatively affect our business and financial results. In order to maintain contracts with the U.S. Government, webMethods must also comply with many rules and regulations that may affect our relationship with other customers or result in increased costs or an inability to take advantage of certain opportunities that may present themselves in the future. U.S. Government agencies may audit our performance and our pricing, and review our compliance with rules and regulations. An unfavorable audit could result in a reduction of revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, financial results and reputation.

Our operating results may decline and our customers may become dissatisfied if we do not provide professional services or maintain our record of successful production events concerning our solutions or if we are unable to establish and maintain relationships with third-party implementation providers.

      Customers that license our software typically engage our professional services staff or third-party consultants to assist with support, training, consulting and implementation, and we believe our strong focus on ensuring that our software is successfully put into production is a strong competitive advantage and differentiator. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time to reach full productivity. Competition for qualified personnel and service providers is intense. Our business may be harmed if we are unable to provide professional services to our customers or maintain our record of successful production events concerning our solutions of if we are unable to establish and maintain relationships with third-party implementation providers.

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

      We need to maintain and further develop our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software and the related services we offer. Our software and solutions require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to expand our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts, which may impact our business and operating results.

We intend to continue expanding our international sales efforts, and our inability to do so could harm our business and operating results.

      We have been, and intend to continue, expanding our international sales efforts. We have relatively limited experience in marketing, selling and supporting our software and services abroad. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; unexpected changes in regulatory requirements, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.

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

If we experience delays in developing solutions, or if our software contains defects, we could lose partners, customers and revenue.

      We expect that the rapid evolution of business integration software, Service Oriented Architecture technology, Business Process Management solutions, Business Activity Monitoring solutions, Composite Application technologies, and related standards and technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems or enterprise applications, will require us to adapt our software and solutions to remain competitive. Our software and solutions could become obsolete, unmarketable or less desirable to prospective customers if we are unable to adapt to new technologies or standards. Many serious defects are frequently found during the period immediately following introduction of new software or enhancements to existing software. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of new versions of our software. The reallocation of resources associated with any postponement could cause delays in the development and release of future enhancements to our currently available software, could require significant additional professional services work to address operational issues and could damage the reputation of our software in the marketplace. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our partners and customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software experiences performance problems or ceases to demonstrate technology leadership, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers and certain partners depend on our software for their critical systems and business functions, any interruptions in operation of our software or solutions could cause our customers and certain partners to initiate warranty or product liability suits against us.

Because our software could interfere with the operations of our partners’ and customers’ other software applications, we may be subject to potential product liability and warranty claims by these partners and customers, which may be time consuming, costly to defend and may not be adequately covered by insurance.

      Our software enables customers’ and certain partners’ software applications to provide Web services, or to integrate with networks and software applications, and is often used for mission critical functions or applications. Errors, defects, other performance problems in our software or failure to provide technical support could result in financial or other damages to our partners and customers. Partners and customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our software and solutions to perform to partners’ and customers’ expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to potential product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Although we have not experienced any product liability claims to date, sale and support of our software entail the risk of such claims. The use of our software to enable partners’ and customers’ software applications to provide Web services, and the integration of our software with our partners’ and customers’ networks and software applications, increase the risk that a partner or customer may bring a lawsuit against several suppliers if an integrated computer system fails and the cause of the failure cannot easily be determined. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

We may not have sufficient resources available to us in the future to take advantage of certain opportunities.

      In the future, we may not have sufficient resources available to us to take advantage of growth, acquisition, product development or marketing opportunities. We may need to raise additional funds in the future through public or private debt or equity financings in order to: take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies; developing new software or services; or responding to competitive pressures. Additional financing needed by us in the future may not be available on terms favorable to us, if at all. If adequate funds are not available, not available on a timely basis, or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new software or services or otherwise respond to unanticipated competitive pressures. In such case, our business, operating results and financial condition could be harmed.

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

      Our strategy is to continue developing our integration software to be broadly applicable to many industries. However, in some markets, market participants have adopted core technologies that are specific to their markets. For example, many companies in the financial services industries and consumer goods manufacturing and retail industries have adopted industry-specific protocols for the interchange of information. In order to successfully sell our software to companies in these markets, we may need to expand or enhance our software to adapt to these industry-specific technologies, which could be costly and require the diversion of engineering resources.

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

Item 2.     PROPERTIES

      Our principal administrative, sales, marketing and research and development facility is located in Fairfax, Virginia, and consists of approximately 126,000 square feet of office space held under leases that expire in March 2005 and July 2007. We maintain offices for sales and research and development in Sunnyvale, California, Westborough, Massachusetts, Denver, Colorado and Bellevue, Washington. We also maintain small offices for sales personnel in the United States in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, New York, New Jersey, North Carolina, Ohio, Pennsylvania and Texas. We maintain offices outside the United States for sales and administrative personnel in Australia, Canada, Hong Kong, France, Germany, Japan, Malaysia, the Netherlands, Peoples Republic of China, Singapore, South Korea, Taiwan and the United Kingdom.

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

Item 3.     LEGAL PROCEEDINGS

      On November 30, 2001, a purported class action lawsuit was filed in the Southern District of New York naming webMethods, several of its executive officers at the time of our initial public offering (IPO) and the managing underwriters of our initial public offering as defendants. The amended complaint alleges, among other things, that underwriters of webMethods’ IPO solicited and received excessive commissions and demanded tie-in arrangements from the underwriters’ customers in connection with their allocation of shares in webMethods’ IPO, and that those activities allegedly undertaken by the underwriters of webMethods’ IPO were not disclosed in the registration statement and final prospectus for webMethods’ IPO or disclosed to the public after webMethods’ IPO. The amended complaint also alleges that false analysts’ reports were issued by the underwriters. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of webMethods’ common stock between February 10, 2000 and December 6, 2000. This case has been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against webMethods’ executive officer defendants have been dismissed without prejudice. webMethods has considered and conditionally agreed to enter into a proposed settlement with representatives of the plaintiffs in the consolidated proceeding. Under the proposed settlement, the plaintiffs would dismiss and release their claims against webMethods in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants. We believe that any material liability on behalf of webMethods or its executive officers that may accrue under that settlement offer would be covered by our insurance policies. Until that settlement is fully effective, we intend to defend against the amended complaint vigorously.

      On March 30, 2004, we entered into a settlement agreement with a private company that had made claims against five of our customers, whom we had agreed to indemnify, at least in part, for business reasons against infringement claims relating to our products. The private company claimed that those customers’ implementation of application integration systems and methods supported by certain of our products allegedly infringed a U.S. patent. The private company did not make infringement claims directly against webMethods or claim that any of our products infringed that patent. Under the settlement agreement, we paid $2.25 million to the private company in April 2004 to secure a complete release of all claims against the five customers, and we obtained a license to that patent that we can pass through to our past, present and future customers with respect to their use of webMethods’ products.

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

	High	Low

Year ended March 31, 2003:
First Quarter (ended June 30, 2002)	$18.64	$7.61
Second Quarter (ended September 30, 2002)	11.83	4.71
Third Quarter (ended December 31, 2002)	10.24	4.25
Fourth Quarter (ended March 31, 2003)	12.82	8.07

	High	Low

Year ended March 31, 2004:
First Quarter (ended June 30, 2003)	10.91	8.02
Second Quarter (ended September 30, 2003)	10.25	7.24
Third Quarter (ended December 31, 2003)	10.15	7.41
Fourth Quarter (ended March 31, 2004)	12.17	8.76

      As of June 10, 2004, there were approximately 380 holders of record, and approximately 13,000 beneficial owners, of webMethods common stock. The number of holders of record of webMethods common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees. As of June 10, 2004, the closing price of webMethods’ common stock was $8.29.

      webMethods has never declared or paid any cash dividends on its common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

      The following table provides information concerning webMethods securities authorized for issuance under equity compensation plans at March 31, 2004.

Equity Compensation Plan Information

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,619,841 (1)	$15.0218 (1)	2,647,357 (1)
Equity compensation plans not approved by securities holders	171,619 (2)	42.1032 (2)	—

Total	16,791,460	$15.3001	2,647,357

(1)	Excludes webMethods’ Employee Stock Purchase Plan, under which, as of March 31, 2004, a total of 4,500,000 shares of webMethods common stock have been reserved for issuance, 1,081,624 shares had been issued at an average purchase price of $11.6835 and 3,418,376 shares remained available for future issuance. Also excludes an additional 2,462,195 shares of webMethods common stock that were reserved for issuance under the webMethods, Inc. Amended and Restated Stock Option Plan as of April 1, 2004.

(2)	Consists only of shares of webMethods common stock to be issued upon the exercise of stock options issued by Active Software under its 1999 Stock Option Plan, its 1996 and 1996A Stock Option Plans and its 1999 Director Option Plan, and stock options assumed by Active Software that had been granted by the respective company under the TransLink Software, Inc. Stock Option Plan, Alier, Inc. 1997 Stock Option Plan and Alier, Inc. 1996 Stock Option Plan, all such options having been granted prior to the acquisition of Active Software by webMethods, Inc. in August 2000.

      When webMethods, Inc. acquired Active Software in August 2000, webMethods, Inc. assumed stock options granted by Active Software prior to the completion of that acquisition under Active Software’s 1999 Stock Option Plan and 1996 and 1996A Stock Option Plans. Options granted under those plans generally had exercise prices not less than the fair market value of Active Software’s common stock on the date of grant, vested over 50 months and expire 10 years from the date of grant. In connection with that acquisition, webMethods, Inc. also assumed stock options granted by Active Software prior to the completion of that acquisition under Active Software’s 1999 Director Option Plan, under which each newly elected director of Active Software was eligible to receive an option to purchase a fixed number of shares of Active Software common stock and each non-employee director was eligible to receive an option to purchase a fixed number of shares at each annual meeting of stockholders of Active Software commencing in 2000; all such options vested immediately upon grant and expire 10 years from the date of grant.

Item 6.     SELECTED FINANCIAL DATA

      The following selected historical consolidated financial data for webMethods should be read in conjunction with the consolidated financial statements of webMethods and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2004, 2003 and 2002 and the historical consolidated balance sheet data as of March 31, 2004 and 2003 are derived from the consolidated financial statements of webMethods, which have been audited by PricewaterhouseCoopers LLP, independent accountants for webMethods, and are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2001 and 2000 and the historical consolidated balance sheet data as of March 31, 2002, 2001 and 2000 are derived from consolidated financial statements of webMethods not contained in this report. Historical results are not necessarily indicative of future results.

	Year Ended March 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License	$97,282	$117,066	$121,803	$143,514	$42,822
Professional services	43,923	33,378	35,800	34,945	11,699
Maintenance	53,320	46,310	38,393	23,498	5,624

Total revenue	194,525	196,754	195,996	201,957	60,145

Cost of revenue:
Amortization of intangibles	1,199	—	—	—	—
License	2,211	1,937	2,335	5,189	2,612
Professional services and maintenance:
Stock based compensation	56	251	436	1,188	560
Other professional services and maintenance	53,332	41,937	42,124	46,304	16,102

Total cost of revenue	56,798	44,125	44,895	52,681	19,274

Gross profit	137,727	152,629	151,101	149,276	40,871

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,769	3,761	2,865	4,813	1,471
Other sales and marketing costs	91,325	92,958	106,377	100,154	44,033
Research and development:
Stock based compensation	15	97	12,526	12,447	1,250
Other research and development costs	45,045	47,441	49,634	45,158	14,780
General and administrative:
Stock based compensation	7	47	433	1,640	307
Other general and administrative costs	17,873	17,831	19,372	20,837	9,753
Restructuring and related charges	3,920	2,155	7,243	—	—
Acquisition related expenses	—	—	—	34,039	—
Amortization of goodwill and intangibles	—	—	38,697	41,395	1,305
In-process research and development	4,284	—	—	34,910	2,737
Settlement of intellectual property matter	2,250	—	—	—	—

Total operating expenses	167,488	164,290	237,147	295,393	75,636

Operating loss	(29,761)	(11,661)	(86,046)	(146,117)	(34,765)
Interest income	2,851	4,732	9,116	14,894	3,507
Interest expense	(205)	(674)	(553)	(503)	(145)
Other income (expense)	(473)	18	(26)	112	(47)
Impairment of equity investments in private companies	—	(1,000)	(5,200)	—	—

Loss before income taxes	(27,588)	(8,585)	(82,709)	(131,614)	(31,450)
Provision for income taxes	323	—	—	—	—

Net loss	(27,911)	(8,585)	(82,709)	(131,614)	(31,450)
Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	—	—	—	(10,223)

Net loss attributable to common shareholders	$(27,911)	$(8,585)	$(82,709)	$(131,614)	$(41,673)

Basic and diluted net loss per share	$(0.54)	$(0.17)	$(1.67)	$(2.81)	$(2.23)

Shares used in computing basic and diluted net loss per common share	52,137	51,282	49,493	46,860	18,717

	March 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term marketable securities available for sale	$155,947	$201,626	$211,842	$206,389	$196,972
Working capital	95,845	149,424	178,909	190,722	181,355
Total assets	284,122	304,436	324,063	375,288	299,187
Long-term liabilities	4,175	7,267	21,653	25,409	6,208
Total stockholders’ equity	202,554	218,559	215,544	265,609	252,169

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This item of our annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A cautionary paragraph at the very beginning of Item 1, “Business”, of this report provides examples of forward-looking statements and indications of forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of this report under the caption “Factors That May Affect Future Operating Results.” Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

OVERVIEW

Background

      We are a leading provider of software and services for end-to-end business integration solutions. We offer a set of software products that enable organizations to run, manage and optimize their business. Our software products and related services give organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide Web services at the enterprise level.

      In August 2000, webMethods acquired Active Software, Inc. (“Active Software”) in a transaction that was accounted for as a pooling of interests. We have combined our financial statements for prior periods as if the merger had occurred at the beginning of all prior periods presented.

      We completed acquisitions of business and technology in October 2003 to significantly expand our portfolio of products in the Service Oriented Architecture (SOA), Business Activity Monitoring (BAM) and portal spaces. The aggregate acquisition cost for these three acquisitions was approximately $32.4 million in cash. From the technology acquired in those acquisitions, we introduced webMethods Fabric, webMethods Glue, webMethods Optimize and webMethods Portal. With the addition of those products, continued organic development from our product development team, and several key partnerships, webMethods offers a solution that represents the next generation of integration technology and provides our customers with a breadth of functionality that we believe is compelling. And while each one of the technologies represented in our solution is, in and of itself, significant and important to our customers, it is the combined breadth and strength of these technologies and the natural synergies between them that drive further value and return on investment to our customers.

      We license our software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major system integrators with whom we have strategic alliances, other partners and distributors and, to a lesser extent, resellers. We license our software primarily on a perpetual basis and, to a lesser extent, on a renewable term basis. As of March 31, 2004, we had over 1,100 customers, compared to over 925 customers as of March 31, 2003.

      We believe one of our competitive differentiators is our strategic partnerships with enterprise application software companies and system integrators. Under our partnerships with enterprise application software vendors, the partner may resell or, in some instances, embed or otherwise utilize our software with their applications under limited use licenses for a license or royalty fee. Enterprise application software vendors with whom we have relationships include American Management Systems (AMS), Hewlett-Packard Company, Informatica, i2 Technologies, Microsoft, Peoplesoft and Siebel Systems. We believe our partners influenced, directly or indirectly, a significant portion of our license revenue during fiscal year 2004, and we expect this leverage to continue in future periods. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In systems integrator and other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received.

      We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During fiscal year 2004, our global customer services group reported and documented more than 497 separate production events as compared to 340 such events in fiscal year 2003 and 178 such events in fiscal year 2002. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other business integration projects and serve as a reference customer for us in our future sales efforts.

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

Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customers specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2004 and 2003, the allowance for doubtful accounts was $2,103,000 and $2,850,000 respectively.

Business Combinations

      We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development (IPR&D) based on their estimated fair values. We engaged independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Goodwill and Intangibles Assets

      We record goodwill and intangible assets when we acquire other businesses. The allocation of acquisition cost to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued during fiscal year 2002 and adopted by us on April 1, 2002, eliminated the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized under SFAS 142, but are periodically tested for impairment. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. On an annual basis, we will evaluate whether an impairment of the goodwill may exist. Goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value.

Acquired In-process Research and Development

      Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 12, Business acquisitions).

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

Restructuring and Related Charges

      We have recorded restructuring costs to align our cost structure with changing market conditions. These restructuring plans resulted in a reduction in headcount and consolidation of facilities through the closing of excess offices. Our restructuring costs included accruals for the estimated loss on facilities that we intend to sublease based on estimates of the timing and amount of sublease income. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future period if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Litigation and Contingencies

      We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

RESULTS OF OPERATIONS

      The following table summarizes the results of our operations for each of the past three fiscal years (all percentages are calculated using the underlying data in thousands):

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	($ in thousands)
Total revenue	194,525	(1.1)%	196,754	0.4%	195,996
Gross profit	137,727	(9.8)%	152,629	1.0%	151,101
% of total revenue	70.8%		77.6%		77.1%
Total operating expenses	167,488	2.0%	164,290	(30.7)%	237,147
% of total revenue	86.1%		83.5%		121.0%
Operating loss	(29,761)	(155.2)%	(11,661)	(86.4)%	(86,046)
% of total revenue	(15.3)%		(5.9)%		(43.9)%
Net loss	(27,911)	(221.4)%	(8,585)	(89.6)%	(82,709)
% of total revenue	(14.3)%		(4.4)%		(42.2)%

      During fiscal year 2004, our total revenue decreased slightly to $194.5 million from $196.8 million in fiscal year 2003, and $196.0 million in fiscal year 2002. Our fiscal year 2004 license revenue was negatively impacted by the continued uncertainty in information technology spending and lower-than-anticipated Americas license revenue. Additionally, we entered the first quarter of fiscal year 2004 with our quota bearing sales headcount down approximately 10%, which resulted in lower than anticipated Americas license revenue, particularly in the first half of the year. The decrease in license revenue in fiscal year 2004 was partially offset by an increase in maintenance and professional services revenue. In addition, during the last three quarters of fiscal 2004, license and total revenue increased sequentially in each quarter, both in the Americas and on a worldwide consolidated basis.

      Our net loss increased to $27.9 million in fiscal year 2004 from $8.6 million in fiscal year 2003 due, primarily, to a decrease in license revenue, an increase in professional services costs, the addition of in-process research and development and intangibles amortization related to the acquisitions in October 2003 and the settlement of an intellectual property matter in March 2004. Our net loss decreased from $82.7 million in fiscal year 2002 to $8.6 million in fiscal year 2003 due, primarily, to the cessation of amortization of goodwill and indefinite lived intangibles, reduced sales and marketing costs, lower charges for impairment of equity investments and reduced restructuring and related charges.

Revenue

      The following table summarizes webMethods’ revenue for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	($ in thousands)
License	$97,282	(16.9)%	$117,066	(3.9)%	$121,803
Professional services	43,923	31.6%	33,378	(6.8)%	35,800
Maintenance	53,320	15.1%	46,310	20.6%	38,393

Total revenue	$194,525	(1.1)%	$196,754	0.4%	$195,996

      The following table summarizes webMethods’ net revenue by geographic region for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	($ in thousands)
Americas	$114,508	(14.4)%	$133,756	(6.5)%	$143,003
Europe	44,965	23.7%	36,351	1.9%	35,666
Japan	20,456	33.9%	15,274	130.3%	6,632
Asia Pacific	14,597	28.4%	11,373	6.3%	10,695

Total revenue	$194,525	(1.1)%	$196,754	0.4%	$195,996

      Our total revenue decreased by $2.2 million, or 1%, in fiscal year 2004 from fiscal year 2003, and increased by $758,000 or less than 1% in fiscal year 2003 from fiscal year 2002. Our ability to maintain our software license revenue, a major component of revenue, continued to be impacted by the economic downturn and uncertainty in information technology spending, particularly in the Americas, as well as the impact of our quota bearing sales representatives in the Americas being down approximately 10% at the beginning of fiscal year 2004 and lower-than-anticipated license revenue in the Americas, particularly in the first half of fiscal year 2004. Many enterprises continue to be cautious and subject information technology (IT) purchases to more rigorous internal reviews and approvals, which often result in longer sales cycles, the postponement of IT projects or customers placing smaller orders. Total revenue included a $9.2 million positive foreign currency impact from certain international markets in fiscal year 2004, which had minimal impact on operating margins because total cost of revenue and operating expenses in fiscal year 2004 were negatively impacted by approximately $9.2 million due to foreign currency fluctuations. In addition, license revenue and total revenue increased sequentially in each of the last three quarters of our fiscal year, both in the Americas and on a worldwide consolidated basis. These increases in the last two quarters of fiscal year 2004 were due in part to sales of the products we acquired in connection with the three acquisitions completed in October 2003.

      Professional services revenue increased by $10.5 million, or 32%, to $43.9 million, for fiscal year 2004 compared to $33.4 million for fiscal year 2003. This increase was primarily due to an increase in the volume and/or size of customer engagements, the increased use of subcontractors and, to a lesser extent, a $2.0 million positive foreign currency impact. In fiscal year 2003, professional services revenue decreased 7%, to $33.4 million, from $35.8 million in fiscal year 2002.

      Maintenance revenue increased $7.0 million, or 15%, from $46.3 million to $53.3 million in fiscal year 2004, and $7.9 million, or 21%, from $38.4 million to $46.3 million in fiscal year 2003. This increase is due primarily to the increase in customers licensing our software and the cumulative effect of agreements for post-contract maintenance and support, which is recognized as revenue ratably over the term of the contract. Additionally, more customers have moved to our 24x7 support plans given the mission critical nature of their integration projects. Furthermore, the increase in maintenance revenue was partially due to a $2.1 million foreign currency impact.

      In fiscal year 2004, revenue from the Americas declined $19.3 million, or 14%, from $133.8 million to $114.5 million due primarily to the uncertainty in information technology spending as well as the lower number of quota bearing sales representatives at the beginning of the first quarter of fiscal year 2004, as described above. Total revenue from Europe, Asia Pacific and Japan (“international revenue”) increased $17.0 million to $80.0 million and included a $9.2 million positive foreign currency impact. International revenue accounted for 41% of our total revenue in fiscal year 2004 as compared to 32% and 27% in 2003 and 2002, respectively.

Gross Profit

      The following table summarizes our gross profit, excluding stock based compensation, by type of revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	March 31,	March 31,
	2004	2003	2002

License	96%	98%	98%
Professional services and maintenance	45%	47%	43%
Total revenue	71%	78%	77%

      Our total gross profit, excluding stock based compensation, decreased to 71% in fiscal year 2004 from 78% and 77% in fiscal years 2003 and 2002, respectively. This decrease was primarily due to a decrease in license revenue as a percent of total revenue, an increase in the total cost of professional services and maintenance as compared to fiscal year 2003 and an increase in cost of revenue due to amortization of intangibles of $1.2 million related to the October 2003 acquisitions.

      Our cost of license revenue consists of royalties for products embedded in our software licensed from third parties. In addition, we acquired certain technology in fiscal year 2004 that resulted in amortization of intangibles in the amount of $1.2 million, which is included in our license margin. Accordingly, our gross profit on license revenue was approximately 96% in fiscal year 2004, as compared to 98% in fiscal years 2003 and 2002.

      Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services, excluding stock based compensation, was 45%, 47% and 43% in fiscal years 2004, 2003 and 2002, respectively. Our gross profit, excluding stock based compensation, in fiscal year 2004 was negatively impacted by an increase in subcontractor activity and nonbillable travel, training and other activities as well as a decrease in billing rates. Our gross profit, excluding stock based compensation, in fiscal year 2002 was negatively impacted due to increases in the number of professional service and technical support personnel, and, to a lesser extent, an increase in subcontractor and travel expenses.

Operating Expenses

      The following table presents certain information regarding webMethods’ operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

		($ in thousands)
Operating Expenses:
Sales and marketing*	$91,325	(1.2)%	$92,958	(12.6)%	$106,377
% of total revenue	47.0%		47.2%		54.3%
Research and development*	45,045	(5.1)%	47,441	(4.4)%	49,634
% of total revenue	23.2%		24.1%		25.3%
General and administrative*	17,873	0.2%	17,831	(8.0)%	19,372
% of total revenue	9.2%		9.1%		9.9%
Stock based compensation and warrant charge**	2,791	(28.5)%	3,905	(75.3)%	15,824
% of total revenue	1.4%		2.0%		8.1%
Restructuring and related charges	3,920	(81.9)%	2,155	(70.2)%	7,243
% of total revenue	2.0%		1.1%		3.7%
Amortization of goodwill and intangibles	—	0.0%	—	(100.0)%	38,697
% of total revenue	0.0%		0.0%		19.7%
In-process research and development	4,284	100.0%	—	0.0%	—
% of total revenue	2.2%		0.0%		0.0%
Settlement of intellectual property matter	2,250	100.0%	—	0.0%	—
% of total revenue	1.2%		0.0%		0.0%
Operating expense	$167,488	2.0%	$164,290	(30.7)%	$237,147
% of total revenue	86.1%		83.5%		121.0%

*	Excludes stock based compensation and warrant charge if applicable.

**	Includes stock based compensation that would be included in sales and marketing, research and development and general and administrative expense and warrant charge that would be included in sales and marketing expense.

      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge, restructuring and related charges, amortization of goodwill and intangibles, settlement of intellectual property matter and in-process research and development. Total cost of revenue and operating expenses for fiscal year 2004 were negatively impacted by approximately $9.2 million due to foreign currency fluctuations. This negative expense impact was offset by an approximately $9.2 million positive foreign currency impact to total revenue, resulting in minimal impact to operating margins in fiscal year 2004.

      Operating expenses, excluding stock based compensation and warrant charge, in-process research and development, settlement of intellectual property matter and restructuring and related charges, totaled $154.2 million in fiscal year 2004, a decrease of $4.0 million, or 3%, from fiscal year 2003 due to our continued focus on expense management despite a $5.1 million negative foreign currency impact.

Operating expenses, excluding stock based compensation and warrant charge, amortization of goodwill and intangibles and restructuring and related charges, totaled $158.2 million in fiscal year 2003, as compared to $175.4 million in fiscal year 2002. The 10% decrease in those operating expenses from fiscal year 2002 to fiscal year 2003 was primarily due to our intense focus on expense management following a restructuring in fiscal year 2003. We increasingly focused on expense management and reduced our quarterly fiscal year 2003 operating expenses, excluding stock based compensation and warrant charge and restructuring and related charges, by 15%, from $49.4 million in the first fiscal quarter to $42.2 million in the fourth fiscal quarter.

      Sales and marketing expense, excluding stock based compensation and warrant charge, was 47%, 47% and 54% of total revenue in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, sales and marketing expense, excluding stock based compensation and warrant charge, decreased to $91.3 million from $93.0 million in fiscal year 2003. This decrease was primarily due to a decrease in personnel costs, commission expense, travel expense and sales assistance fees paid to partners offset by increases in marketing program costs, professional services and recruiting expenses. In addition, these decreases were further offset by a $4.7 million increase in expenses due to the foreign currency impact. In fiscal year 2003, sales and marketing expense, excluding stock based compensation and warrant charge, decreased to $93.0 million from $106.0 million in fiscal year 2002. This decrease was primarily due to a decrease in the employee compensation and benefit expense arising from decreased average headcount, and decreases in sales assistance fees paid to partners, marketing program costs, recruiting expenses and commission expense.

      Research and development expense, excluding stock based compensation, was 23%, 24% and 25% of total revenue in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, research and development expense, excluding stock based compensation, decreased $2.4 million primarily due to continued reduction in the use of outside contractors and reduced personnel costs offset by an increase in recruiting costs. In fiscal year 2003, research and development expense, excluding stock based compensation, decreased $2.2 million primarily due to reduced personnel cost, reduced travel expenses and the reduction in the use of outside contractors. This increase was offset by a reduction in third-party development expenses.

      General and administrative expense, excluding stock based compensation, as a percentage of total revenue, was 9% for fiscal years 2004 and 2003 and 10% for fiscal year 2002. In fiscal year 2004, general and administrative expenses, excluding stock based compensation, increased $42,000 from fiscal year 2003 to $17.9 million. During this period, general and administrative expenses were negatively affected by a $400,000 unfavorable foreign currency impact, which was offset by equivalent favorable decreases in miscellaneous costs. In fiscal year 2003, general and administrative expense, excluding stock based compensation, decreased $1.5 million from fiscal year 2002 to $17.8 million. This decrease is primarily due to a reduction in the provision for doubtful accounts due to the improved quality and aging of our accounts receivable. This decrease was partially offset by employee compensation and benefit expense related to increased average headcount.

      Stock based compensation and warrant charge was $2.8 million, $4.2 million and $16.3 million in fiscal years 2004, 2003 and 2002, respectively, of which $56,000, $251,000, and $436,000 was included in cost of sales. Deferred stock based compensation and warrant charge was recorded for the following transactions:

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

(iii) In connection with the acquisition of Active Software, in August 2000, 50% of Active Software’s remaining options vested upon consummation of the merger which resulted in an acceleration of amortization of deferred stock compensation.

(iv) In March 2001 we entered into an OEM/ Reseller agreement with i2 Technologies (i2) and issued a warrant which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us Original Equipment Manufacturer (OEM) fees of $10.0 million over the term of the OEM/ Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue. In March 2004, we amended our OEM/ Reseller agreement with i2. We extended the term of the agreement by one year to March 2006 and also reduced the number of required webMethods on-site resources from 10 to 1 which resulted in a corresponding reduction of $1.3 million in OEM fees due under the agreement. Due to this change in the agreement, the amortization of the remaining unamortized deferred warrant charge has been changed from 4 years to 5 years to coincide with the new payment schedule, resulting in a decrease in the annual amortization of $757,000 from $3,402,000 to $2,645,000. Additionally, we made changes relating to the sharing of revenue related to maintenance.

      The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

      During our third quarter of fiscal year 2004 (the quarter ended December 31, 2003), we reduced headcount by 39 employees representing a decrease of approximately 4%. In connection with this reduction we recorded a restructuring charge of $1.3 million, of which we have paid $1.2 million. During our fourth quarter of fiscal year 2004 (the quarter ended March 31, 2004), we reduced headcount by 20 employees representing a decrease of approximately 2%. In connection with this reduction we recorded a restructuring charge of $2.6 million, consisting of $850,000 for headcount reductions and $1.8 million for other related restructuring charges. These reductions in headcount were more than offset by increases in headcount related to the acquisitions and purchase of technology previously discussed and were part of an overall plan to further align our costs relative to these investments and the overall strategy of the company.

      During fiscal year 2001 and the first quarter of fiscal year 2002 (the quarter ended June 30, 2001), we increased personnel and infrastructure costs as we experienced significant growth in revenue and demand for our software and services and anticipated that growth to continue. We then reassessed the demand for our software and services and, in early July 2001, took decisive actions to reduce our operating expenses to realign our cost structure to address the changing market conditions resulting from the slow down in the global economy. As part of this action, we reduced headcount by 14%, or 150 employees, through a reduction in force, closed excess sales offices and consolidated our California facilities into two locations. The headcount reductions were across all departments with the exception of customer support. We recorded a restructuring charge of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidation of facilities, and $700,000 for other related restructuring charges. Of these amounts, we have paid $6.3 million since implementing the restructuring. The remaining restructuring charges of $917,000 related to rent on the excess facilities, and will be paid over the remaining rental period extending through March 2008. During the third quarter of fiscal year 2003 (the quarter ended December 31, 2002), we reduced headcount by 43 employees to 889, a 5% decrease. In connection with this reduction, we recorded a restructuring charge of $2.2 million, of which we have paid $1.6 million.

      We recorded goodwill and intangible assets in connection with the acquisition of Premier and Translink in fiscal year 2001. Amortization of goodwill and acquired intangibles was $38.7 million in fiscal year 2002. The estimated useful life of the goodwill and the acquired intangibles was three years for trained and acquired assembled workforce, one year for license agreements, two years for non-compete agreements, three years for goodwill and four years for favorable lease terms. Amortization of the goodwill and indefinite lived intangibles ceased beginning April 1, 2002 upon our adoption of SFAS 142.

      We incurred an in-process research and development charge of $4.3 million for fiscal year 2004. There was no in-process research and development charge for fiscal years 2003 and 2002. The $4.3 million charge during fiscal year 2004 consists of: (i) a one-time charge of $3.1 million recorded in connection with the acquisition and write-off of The Dante Group technology and (ii) a one-time charge of $1.2 million recorded in connection with the acquisition and write-off of The Mind Electric technology. We also incurred a $2.25 million charge in fiscal year 2004 related to the settlement of an intellectual property matter, which is described in Item 3, Legal Proceedings, in this report.

Interest income

      Interest income decreased by approximately $1.9 million or 40% to $2.9 million for fiscal year 2004 from $4.7 million for fiscal year 2003. Interest income decreased by approximately $4.4 million or 48% to $4.7 million for fiscal year 2003 from $9.1 million for fiscal year 2002. These decreases for both periods were primarily attributable to lower interest rates on corporate paper, bonds and money market funds compared to those in the same period in the prior year.

Interest expense

      Interest expense is primarily due to equipment leasing arrangements in the Americas. During fiscal year 2004, interest expense decreased $469,000 to $205,000 from $674,000 during fiscal year 2003 due to the completion of previously established leases and lower rates on leases initiated during fiscal 2004. During fiscal year 2003 interest expense increased $121,000 to $674,000 from $553,000 during fiscal year 2002. This increase was primarily due to the continued addition of new leases during fiscal 2003.

Other income (expense), net

      Other income (expense), net includes gains and losses on foreign currency transactions. During fiscal year 2004 our foreign currency transaction loss increased $491,000 to $473,000 from an $18,000 gain in fiscal 2003. This was primarily due to U.S. Dollar based contracts in Europe and U.S. Dollar cash accounts held by operating subsidiaries in Europe and Japan. During fiscal 2002 we experienced a $26,000 foreign currency transaction loss.

Impairment of equity investment in private companies

      We recognized an other-than-temporary decline in value of $1.0 million in one private company investment and $5.2 million in four private company equity investments for fiscal years 2003 and 2002, respectively. There was no further impairment of these investments for fiscal year 2004.

Income taxes

      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.

      As of March 31, 2004, we had net operating loss carry-forwards of approximately $276.9 million. These net operating loss carry-forwards are available to reduce future taxable income and begin to expire in fiscal year 2007. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have limited the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.

      For fiscal year 2004, our operations in Japan incurred tax expense of $323,000 after fully utilizing its net operating losses generated in prior years.

Quarterly results of operations

      The following tables set forth consolidated statement of operations data for each of the eight quarters ended March 31, 2004, as well as that data expressed as a percentage of the total revenue for the quarters presented. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of such information. You should read this information in conjunction with our annual audited consolidated financial statements and related notes appearing elsewhere in this report. Historical results may not be indicative of future results.

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2004	2003	2003	2003	2003	2002	2002	2002

	(In thousands)
Revenue:
License	$28,418	$25,037	$22,025	$21,802	$27,982	$33,940	$26,475	$28,669
Professional services	13,262	11,210	10,578	8,873	8,641	7,951	8,584	8,202
Maintenance	14,133	13,851	12,786	12,550	12,478	11,919	11,103	10,810

Total revenue	55,813	50,098	45,389	43,225	49,101	53,810	46,162	47,681

Cost of revenue:
Amortization of intangibles	600	599	—	—	—	—	—	—
License	588	601	555	467	512	765	525	135
Professional services and maintenance:
Stock based compensation	—	12	22	22	34	65	76	76
Other professional services and maintenance	15,656	13,614	12,403	11,659	10,593	10,409	10,668	10,267

Total cost of revenue	16,844	14,826	12,980	12,148	11,139	11,239	11,269	10,478

Gross profit	38,969	35,272	32,409	31,077	37,962	42,571	34,893	37,203

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	663	689	721	696	912	896	983	970
Other sales and marketing	22,791	24,617	21,467	22,450	21,747	24,309	22,592	24,310
Research and development:
Stock based compensation	—	5	10	—	12	26	40	19
Other research and development	11,542	11,446	10,857	11,200	11,282	12,059	11,821	12,279
General and administrative:
Stock based compensation	—	1	3	3	3	—	23	21
Other general and administrative	4,593	4,333	4,524	4,423	4,780	4,758	4,228	4,065
Restructuring and related charges	2,605	1,315	—	—	(82)	2,237	—	—
In-process research and development	—	4,284	—	—	—	—	—	—
Settlement of intellectual property matter	2,250	—	—	—	—	—	—	—

Total operating expenses	44,444	46,690	37,582	38,772	38,654	44,285	39,687	41,664

Operating loss	(5,475)	(11,418)	(5,173)	(7,695)	(692)	(1,714)	(4,794)	(4,461)
Interest income	575	549	721	1,006	921	1,105	1,244	1,462
Interest expense	(42)	(56)	(17)	(90)	(129)	(193)	(245)	(107)
Other (expense)/income	(288)	(198)	(5)	18	57	63	(86)	(16)
Impairment of equity investments in private companies	—	—	—	—	—	—	(1,000)	—

(Loss)/income before income taxes	(5,230)	(11,123)	(4,474)	(6,761)	157	(739)	(4,881)	(3,122)
Provision for income taxes	323	—	—	—	—	—	—	—

Net (loss)/income	$(5,553)	$(11,123)	$(4,474)	$(6,761)	$157	$(739)	$(4,881)	$(3,122)

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2004	2003	2003	2003	2003	2002	2002	2002

Revenue:
License	50.9%	50.0%	48.5%	50.4%	57.0%	63.1%	57.4%	60.1%
Professional services	23.8	22.4	23.3	20.6	17.6	14.8	18.6	17.2
Maintenance	25.3	27.6	28.2	29.0	25.4	22.1	24.0	22.7

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Amortization of intangibles	1.0	1.2	—	—	—	—	—	—
License	1.1	1.2	1.2	1.0	1.0	1.4	1.1	0.3
Professional services and maintenance:
Stock based compensation	—	—	0.1	0.1	0.1	0.1	0.2	0.2
Other professional services and maintenance	28.1	27.2	27.3	27.0	21.6	19.4	23.1	21.5

Total cost of revenue	30.2	29.6	28.6	28.1	22.7	20.9	24.4	22.0

Gross profit	69.8	70.4	71.4	71.9	77.3	79.1	75.6	78.0

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	1.2	1.4	1.6	1.6	1.9	1.7	2.1	2.0
Other sales and marketing	40.8	49.1	47.3	51.9	44.3	45.2	48.9	51.0
Research and development:
Stock based compensation	—	—	—	—	—	—	0.1	—
Other research and development	20.7	22.9	23.9	25.9	23.0	22.4	25.6	25.8
General and administrative:
Stock based compensation	—	—	—	—	—	—	—	—
Other general and administrative	8.2	8.7	10.0	10.2	9.7	8.8	9.3	8.6
Restructuring and related charges	4.7	2.7	—	—	(0.2)	4.2	—	—
In-process research and development	—	8.6	—	—	—	—	—	—
Settlement of intellectual property matter	4.0	—	—	—	—	—	—	—

Total operating expenses	79.6	93.2	82.8	89.7	78.7	82.3	86.0	87.4

Operating loss	(9.8)	(22.8)	(11.4)	(17.8)	(1.4)	(3.2)	(10.4)	(9.4)
Interest income	1.0	1.1	1.6	2.3	1.9	2.1	2.7	3.1
Interest expense	(0.1)	(0.1)	—	(0.2)	(0.3)	(0.4)	(0.5)	(0.2)
Other (expense)/income	(0.5)	(0.4)	—	—	0.1	0.1	(0.2)	—
Impairment of equity investments in private companies	—	—	—	—	—	—	(2.2)	—

(Loss)/income before income taxes	(9.4)	(22.2)	(9.9)	(15.6)	0.3	(1.4)	(10.6)	(6.6)
Provision for income taxes	(0.6)	—	—	—	—	—	—	—

Net (loss)/income	(10.0)%	(22.2)%	(9.9)%	(15.6)%	0.3%	(1.4)%	(10.6)%	(6.6)%

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $155.9 million as compared to $201.6 million as of March 31, 2003. This decrease was due in part to $32.4 million of net cash used in connection with the acquisitions of two business and the purchase of technology previous discussed. The decrease in working capital is primarily due to increased cash used in operations, the reinvestment of certain marketable securities which were previously short term in nature but have now been reinvested for longer terms, and increases in accounts payable and accrual balances offset by a decrease in cash used in investing activities at March 31, 2004 as compared to March 31, 2003.

      Net cash used in operating activities was $17.7 million, $12.8 million, and $4.1 million in fiscal years 2004, 2003 and 2002, respectively. The increase in cash used in operating activities during fiscal year 2004 compared to fiscal year 2003 was due primarily to a larger net loss, offset by decreases in cash used for accounts payable, accrued expenses and accrued salaries and commissions, and decreases in deferred revenue balances and an increase in the accounts receivable balance.

      Net cash provided by investing activities was $7.1 million in fiscal year 2004 and net cash used in investing activities was $11.7 million and $21.2 million in fiscal years 2003 and 2002, respectively. Cash provided by investing activities in fiscal year 2004 primarily reflects net sales of marketable securities offset by $32.4 million in cash used for the acquisition of businesses and technology and $2.7 million in capital expenditure. Cash used in investing activities in fiscal year 2003 and 2002 primarily reflects purchases of property and equipment and net purchases of marketable securities offset in fiscal 2002 by $2.0 million in proceeds from the repayment of an investment in a private company. Capital expenditures were $2.7 million, $3.0 million, and $5.9 million in fiscal years 2004, 2003 and 2002, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since inception, we have generally funded capital expenditures either through capital leases and the use of working capital.

      Net cash provided by financing activities was $3.3 million, $4.4 million and $14.4 million in fiscal years 2004, 2003 and 2002, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options and net cash proceeds from Employee Stock Purchase Plan (ESPP) common stock issuances offset by payments on capital leases. Net cash proceeds from exercises of stock options were $3.0 million, $2.6 million and $10.5 million in fiscal years 2004, 2003 and 2002 respectively. Net cash proceeds from ESPP common stock issuances were $2.5 million, $3.0 million and $5.0 million in fiscal years 2004, 2003 and 2002 respectively. Payments on capital leases were $3.3 million, $4.9 million and $3.1 million in fiscal years 2004, 2003 and 2002, respectively.

      We have a line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2004, which we expect to renew. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of March 31, 2004, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $235,000 related to an office lease. Borrowings under this line are limited to 80% of eligible accounts receivable. Interest is payable on the unpaid principal balance at the bank’s prime rate.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. We adopted EITF No. 00-21 and have determined that it has no impact on our financial position, results of operations or cash flows.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations and cash flows.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS

150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective July 1, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations and cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

      Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2004, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, Canada, United Kingdom, France, Germany, Japan, the Netherlands, South Korea, Hong Kong, Malaysia and Singapore. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, Singapore dollar, Australian dollar, Malaysian ringgit, South Korean won, Canadian dollar or Japanese yen against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of webMethods are submitted on pages F-1 through F-27 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

Item 9A.	CONTROLS AND PROCEDURES

      As of March 31, 2004, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. While webMethods continues the process of documenting, testing and enhancing, where necessary or appropriate, its internal controls over financial reporting, there have been no significant changes in internal controls, or in factors that could significantly affect internal controls, during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, webMethods’ internal control over financial reporting.

PART III

      The following information contained in the definitive Proxy Statement of webMethods in connection with our 2004 Annual Meeting of Stockholders is incorporated by reference into this report.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of webMethods will be set forth in the definitive Proxy Statement for webMethods’ 2004 Annual Meeting of Stockholders, and is incorporated into this report by reference. Information regarding executive officers of webMethods is set forth in Item 1 of this report.

Item 11.	EXECUTIVE COMPENSATION

      Information regarding executive compensation will be set forth in the definitive Proxy Statement for webMethods’ 2004 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management will be set forth in the definitive Proxy Statement for webMethods’ 2004 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for webMethods’ 2004 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information regarding fees billed for services rendered by webMethods’ independent accountants and related information will be set forth in the definitive Proxy Statement for webMethods’ 2004 Annual Meeting of Stockholders, and is incorporated into this report by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of the report:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules and Report Thereon

Schedule II — Valuation and Qualifying Accounts	F-26
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-27

(3) Exhibits

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21	.1*	Subsidiaries of webMethods, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP
24		Power of Attorney (included on signature page of this report)
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1* #	Section 1350 Certification of Chief Executive Officer
32	.2* #	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

      (b) Reports on Form 8-K. The following reports on Form 8-K have been filed by webMethods, Inc. since the beginning of its fiscal quarter on January 1, 2004:

Date of Report	Item No.	Item Reported

January 21, 2004	7, 12	Press release dated January 21, 2004.
April 27, 2004	7, 12	Press release dated April 27, 2004.

      (c) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

      (d) Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 15(a)(2).

Schedule	Description

II	Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on June 11, 2004.

WEBMETHODS, INC.

By:	/s/ PHILLIP MERRICK

Phillip Merrick
Chairman of the Board and
Chief Executive Officer

      We, the undersigned officers and directors of webMethods, Inc., hereby severally constitute and appoint Phillip Merrick and Mary Dridi, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full power to them, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable webMethods, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ PHILLIP MERRICK Phillip Merrick	Chairman of the Board and Chief Executive Officer	June 11, 2004
/s/ MARY DRIDI Mary Dridi	Executive Vice President and Chief Financial Officer and Treasurer	June 11, 2004
/s/ GARY J. FERNANDES Gary J. Fernandes	Director	June 11, 2004
/s/ JAMES P. GAUER James P. Gauer	Director	June 11, 2004
/s/ R. JAMES GREEN R. James Green	Director	June 11, 2004
/s/ WILLIAM A. HALTER William A. Halter	Director	June 11, 2004
/s/ JERRY JASINOWSKI Jerry Jasinowski	Director	June 11, 2004
/s/ JACK L. LEWIS Jack L. Lewis	Director	June 11, 2004
/s/ GENE RIECHERS Gene Riechers	Director	June 11, 2004
/s/ WILLIAM V. RUSSELL William V. Russell	Director	June 11, 2004
/s/ ROBERT T. VASAN Robert T. Vasan	Director	June 11, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
webMethods, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of webMethods, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1, effective on April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, and accordingly, changed its method of accounting for goodwill and other intangible assets.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

May 28, 2004

WEBMETHODS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended March 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$75,462	$79,702
Marketable securities available for sale	44,328	97,079
Accounts receivable, net of allowance of $2,103 and $2,850.	47,050	43,691
Prepaid expenses and other current assets	6,398	7,562

Total current assets	173,238	228,034
Marketable securities available for sale	36,157	24,845
Property and equipment, net	8,106	12,068
Goodwill	46,704	29,838
Intangibles assets, net	10,787	—
Other assets	9,130	9,651

Total assets	$284,122	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,055	$9,768
Accrued expenses	17,084	14,802
Accrued salaries and commissions	11,560	11,648
Deferred revenue	36,785	39,649
Current portion of capital lease obligations	909	2,743

Total current liabilities	77,393	78,610
Capital lease obligations, net of current portion and other	373	567
Other long term liabilities	1,000	—
Long term deferred revenue	2,802	6,700

Total liabilities	81,568	85,877

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,746,722 and 51,766,572 shares issued and outstanding	527	518
Additional paid-in capital	521,455	515,828
Deferred stock compensation and warrant charge	(5,625)	(9,450)
Accumulated deficit	(316,360)	(288,449)
Accumulated other comprehensive income	2,557	112

Total stockholders’ equity	202,554	218,559

Total liabilities and stockholders’ equity	$284,122	$304,436

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,

	2004	2003	2002

	(In thousands, except share and per share data)
Revenue:
License	$97,282	$117,066	$121,803
Professional services	43,923	33,378	35,800
Maintenance	53,320	46,310	38,393

Total revenue	194,525	196,754	195,996

Cost of revenue:
Amortization of intangibles	1,199	—	—
License	2,211	1,937	2,335
Professional services and maintenance:
Stock based compensation	56	251	436
Other professional services and maintenance	53,332	41,937	42,124

Total cost of revenue	56,798	44,125	44,895

Gross profit	137,727	152,629	151,101

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,769	3,761	2,865
Other sales and marketing costs	91,325	92,958	106,377
Research and development:
Stock based compensation	15	97	12,526
Other research and development costs	45,045	47,441	49,634
General and administrative:
Stock based compensation	7	47	433
Other general and administrative costs	17,873	17,831	19,372
Restructuring and related charges	3,920	2,155	7,243
Amortization of goodwill and intangibles	—	—	38,697
In-process research and development	4,284	—	—
Settlement of intellectual property matter	2,250	—	—

Total operating expenses	167,488	164,290	237,147

Operating loss	(29,761)	(11,661)	(86,046)
Interest income	2,851	4,732	9,116
Interest expense	(205)	(674)	(553)
Other (expense) income	(473)	18	(26)
Impairment of equity investment in private companies	—	(1,000)	(5,200)

Loss before income taxes	(27,588)	(8,585)	(82,709)
Provision for income taxes	323	—	—

Net loss attributable to common shareholders	$(27,911)	$(8,585)	$(82,709)

Basic and diluted net loss per share	$(0.54)	$(0.17)	$(1.67)

Shares used in computing basic and diluted net loss per common share	52,136,919	51,281,729	49,492,654

Comprehensive loss:
Net loss	$(27,911)	$(8,585)	$(82,709)
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(165)	(135)	(692)
Foreign currency cumulative translation adjustment	2,610	750	(417)

Total comprehensive loss	$(25,466)	$(7,970)	$(83,818)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended March 31, 2002, 2003 and 2004

				Deferred		Accumulated
				Stock		Other
	Common Stock		Additional	Compensation		Comprehensive
			Paid-in	and Warrant	Accumulated	Income
	Shares	Amount	Capital	Charge	Deficit	(Loss)	Total

Balance, March 31, 2001.	48,733	$487	$499,825	$(38,154)	$(197,155)	$606	$265,609

Stock options exercised, net	1,442	15	10,497	—	—	—	10,512
ESPP common stock issuances	302	3	4,978	—	—	—	4,981
Amortization of deferred stock compensation related to options	—	—	—	954	—	—	954
Compensation charge related to accelerated vesting	—	—	264	—	—	—	264
Adjustment of deferred compensation related to forfeitures	—	—	(5,283)	5,283	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	11,640	—	—	11,640
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	2,000	—	—	2,000
Other comprehensive loss	—	—	—	—	—	(1,109)	(1,109)
Net loss	—	—	—	—	(82,709)	—	(82,709)

Balance, March 31, 2002.	50,477	$505	$510,281	$(14,875)	$(279,864)	$(503)	$215,544

Stock options exercised, net	907	9	2,608	—	—	—	2,617
ESPP common stock issuances	383	4	2,957	—	—	—	2,961
Adjustment of deferred compensation related to forfeitures	—	—	(303)	303	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	470	—	—	470
Compensation charge related to stock option grants to non-employees	—	—	285	—	—	—	285
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	1,250	—	—	1,250
Other comprehensive income	—	—	—	—	—	615	615
Net loss	—	—	—	—	(8,585)	—	(8,585)

Balance, March 31, 2003.	51,767	$518	$515,828	$(9,450)	$(288,449)	$112	$218,559

Stock options exercised, net	620	6	3,033	—	—	—	3,039
ESPP common stock issuances	360	3	2,478	—	—	—	2,481
Adjustment of deferred compensation related to forfeitures	—	—	(48)	48	—	—	—
Amortization of deferred warrant charge	—	—	—	2,645	—	—	2,645
Amortization of deferred stock compensation related to restricted stock	—	—	—	132	—	—	132
Compensation charge related to stock option grants to non-employees	—	—	70	—	—	—	70
Compensation charge related to accelerated vesting of stock option grants issued to employees	—	—	94	—	—	—	94
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	1,000	—	—	1,000
Other comprehensive income	—	—	—	—	—	2,445	2,445
Net loss	—	—	—	—	(27,911)	—	(27,911)

Balance, March 31, 2004.	52,747	$527	$521,455	$(5,625)	$(316,360)	$2,557	$202,554

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(27,911)	$(8,585)	$(82,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,428	10,044	8,453
Provision for doubtful accounts	19	384	2,840
Impairment of equity investments	—	1,000	5,200
Loss on disposal of equipment	—	—	574
Amortization of deferred stock compensation and compensation for accelerated vesting related to employee stock options and non-employee stock warrant	2,846	4,156	16,260
Amortization of goodwill	—	—	35,590
Amortization of acquired intangibles	1,199	—	3,107
Write off of in-process research and development	4,284	—	—
Conversion of interest income to equity in private company investments	(257)	—	—
Non cash restructuring and related costs, and other	473	—	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(1,016)	4,477	9,373
Prepaid expenses and other current assets	1,448	181	2,720
Other non-current assets	91	551	(4,569)
Accounts payable	538	(6,065)	6,596
Accrued expenses	1,752	(1,698)	3,386
Accrued salaries and commissions	(649)	(4,689)	176
Deferred revenue	(8,932)	(12,562)	(11,124)

Net cash used in operating activities	(17,687)	(12,806)	(4,127)

Cash flows from investing activities:
Acquisition of businesses and technology, net of cash acquired	(32,384)	—	—
Purchases of property and equipment	(2,744)	(2,967)	(5,859)
Net sales (purchases) of marketable securities available for sale	41,274	(8,717)	(17,360)
Repayments of investments in private companies	1,000	—	2,000

Net cash provided by (used in) investing activities	7,146	(11,684)	(21,219)

Cash flows from financing activities:
Borrowings under capital leases	—	2,500	—
Payments on capital leases	(3,255)	(4,932)	(3,135)
Proceeds from exercise of stock options	3,039	2,617	10,512
Proceeds from ESPP common stock issuances	2,481	2,961	4,981
Proceeds from OEM fees applied to deferred warrant charge	1,000	1,250	2,000

Net cash provided by financing activities	3,265	4,396	14,358

Effect of the exchange rate on cash and cash equivalents	3,036	1,299	(228)

Net decrease in cash and cash equivalents	(4,240)	(18,795)	(11,216)
Cash and cash equivalents at beginning of period	79,702	98,497	109,713

Cash and cash equivalents at end of period	$75,462	$79,702	$98,497

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

      webMethods, Inc. (the Company) provides software and services for end-to-end business integration solutions. The Company offers a set of software products that enable organizations to run, manage and optimize their business. Our software products and related services give organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide Web services at the enterprise level. The Company was incorporated in Delaware on June 12, 1996.

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

     Reclassification

      Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

      Included in property and equipment is the cost of internally developed software. In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, eligible internally developed software costs incurred are capitalized subsequent to the completion of the preliminary project stage. After all substantial testing and deployment is completed and the software is ready for its intended use, internally developed software costs are amortized using the straight-line method over the estimated useful life of the software, generally up to three years.

     Investments in private companies

      Investments in private companies in which the Company owns less than a 20% voting equity interest and has no significant influence are accounted for using the cost method. Included in other assets as of March 31, 2004 and 2003, is $1,057,000 and $1,800,000, respectively, of private company preferred stock carried at cost and convertible debt carried at book value. This private Company was also a business partner of the Company. The Company performs periodic reviews of its investment for impairment. The investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During fiscal year 2003, the Company recorded an other than temporary write down of $1,000,000 related to the impairment of one private equity investment. During fiscal year 2002, the Company recorded an other than temporary write down of $5,200,000 related to the impairment of four private equity investments. The Company did not record an other than temporary write down in fiscal year 2004.

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

      On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite lives unless the intangible asset is deemed to be impaired. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. In accordance with the SFAS No. 142, goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value. The Company performed an impairment test of its goodwill and determined that no impairment of remaining goodwill existed at adoption and at March 31, 2004.

      The following table summarizes the impact of the adoption of SFAS No. 142 on net loss and net loss per share and the impact had SFAS No. 142 been in effect for all periods presented (in thousands, except share and per share amounts):

	Year Ended March 31,

	2004	2003	2002

Net loss	$(27,911)	$(8,585)	$(82,709)
Adjustments:
Amortization of goodwill	—	—	35,590

Adjusted net loss	$(27,911)	$(8,585)	$(47,119)
Weighted average shares-basic and diluted	52,136,919	51,281,729	49,492,654

Adjusted basic and diluted EPS	$(0.54)	$(0.17)	$(0.95)
Reported basic and diluted EPS	$(0.54)	$(0.17)	$(1.67)

      Finite intangible assets are amortized over their useful lives and are subject to impairment tests under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Impairment of long-lived assets accounting policy below.

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

     Income taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 2004 and March 31, 2003.

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

     Revenue recognition

      The Company enters into arrangements, which may include the sale of software licenses, professional services and maintenance or various combinations of each element. The Company recognizes revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SEC Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, SAB 104 “Revenue Recognition”, and other authoritative accounting literature. SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.

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

      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for fiscal years 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended March 31,

	2004	2003	2002

Net loss attributable to common shareholders, as reported	$(27,911)	$(8,585)	$(82,709)
Add: Stock-based compensation expense determined under intrinsic value method	202	755	12,858
Less: Stock-based compensation expense determined under fair value method	(26,508)	(56,466)	(18,368)
Net loss attributable to common shareholders, pro forma	(54,217)	(64,296)	(88,219)
Basic and diluted net loss per common share, as reported	(.54)	(.17)	(1.67)
Basic and diluted net loss per common share, pro forma	(1.04)	(1.25)	(1.78)

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	March 31,			March 31,

	2004	2003	2002	2004	2003	2002

Expected volatility	53%	97%	125%	49%	87%	138%
Risk-free interest rate	2.79%	2.93%	4.40%	3.08%	3.04%	4.87%
Expected life (years)	4	4	4	1	0.5	1
Expected dividend yield	0%	0%	0%	0%	0%	0%

      The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2004, 2003 and 2002 was $9.00, $8.93 and $15.65, respectively.

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

     Guarantees and indemnification

      In January 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranteed of Indebtedness of Others” which requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third-party. The Company has historically received only a limited number of requests for indemnification under these provisions and have not been required to make material

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of significant accounting policies — (Continued)

payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses and certain guarantees of performance by subsidiaries. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

     Recent accounting pronouncements

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

      In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. The adoption of this standard provision did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective July 1, 2003. The adoption of this standard provision did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3.     Related-party transactions

      An individual who is a director and stockholder and former corporate secretary of the Company is associated with a law firm that has rendered various legal services for the Company. For the years ended March 31, 2004, 2003 and 2002, the Company has paid the firm approximately $1,421,000, $764,000, and $1,223,000 respectively. As of March 31, 2004 and 2003, the aggregate amounts in trade accounts payable for these services was approximately $58,000 and $65,000, respectively.

4.     Investments in private companies

      In April 2000, the Company made an investment in a third-party totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third-party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in the equity investment. In June 2003, the Company received $1,000,000 in repayment of the convertible debt and converted $257,000 of interest income into additional equity. The third-party was a business partner of the Company. As of March 31, 2004 and 2003, the carrying value of the investment in this third-party was $1,057,000 and $1,800,000, respectively. The Company incurred royalty expense of $1,391,000 and $1,168,000 to this investment in the years ended March 31, 2004 and 2003, respectively. The Company did not incur royalty expense to this third-party in the year ended March 31, 2002.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Investments in private companies — (Continued)

      In September 2002, the Company recorded an other-than-temporary decline in value of $1,000,000 in another one of the equity investments the Company made in a private company during 2000.

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

6.     Marketable securities

      The cost and estimated fair value of marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	March 31, 2004		March 31, 2003

	Cost	Fair Value	Cost	Fair Value

	(In thousands)		(In thousands)
Due in one year or less	$44,313	$44,328	$96,799	$97,079
Due after one year through two years	36,037	36,157	24,825	24,845

	$80,350	$80,485	$121,624	$121,924

      The gross unrealized holding gains were $135,000 and $300,000 for the years ended March 31, 2004 and 2003, respectively. The unrealized holding gains have been included, in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

7.     Property and equipment

      Property and equipment consisted of the following:

	March 31,

	2004	2003

	(In thousands)
Equipment	$18,852	$22,226
Software	6,049	7,694
Furniture	3,475	4,033
Leasehold improvements	3,104	2,912

	31,480	36,865
Accumulated depreciation and amortization	(23,374)	(24,797)

	$8,106	$12,068

      During the year ended March 31, 2004 and 2003, the Company had acquired certain equipment and software under capital leases. Assets under capital leases included in equipment as of March 31, 2004 and 2003 are $5,240,000 and $9,236,000, respectively. Assets under capital lease included in software as of March 31, 2004 and 2003 are $0 and $515,000, respectively. Related to these capital leases and included

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Property and equipment — (Continued)

in the accumulated depreciation and amortization is $3,859,000 and $6,871,000 at March 31, 2004 and 2003, respectively.

      During the year ended March 31, 2004, the Company paid $569,000 for equipment and software that was previously leased and fully depreciated. This purchase occurred upon termination of the lease period.

8.     Income taxes

      The components of income tax expense at March 31, 2004 and 2003 are as follows:

	March 31,

	2004	2003

	(In thousands)
Current tax provision:
Federal	$—	$—
State	—	—
Foreign	323	—

Total current	$323	$—

Deferred tax provision:
Federal	$—	$—
State	—	—
Foreign	—	—

Total deferred	$—	$—

Total provision for income taxes	$323	$—

      The Company’s entire provision for income tax expense at March 31, 2004 is related to operations in Japan after fully utilizing its net operating losses generated in prior years.

      Net operating loss carryforwards (NOLs) as of March 31, 2004 are approximately $276,876,000 which begins to expire in 2007. Approximately $1,826,000 included in the current year NOL is related to deductions associated with stock option exercises. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs.

      Pretax income from continuing operations for the years ending March 31 was taxed under the following jurisdictions:

	2004	2003	2002

	(In thousands)
Domestic	$(26,435)	$4,740	$(70,755)
Foreign	(1,153)	(13,325)	(11,954)

Total	$(27,588)	$(8,585)	$(82,709)

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income taxes — (Continued)

      The tax effect of each temporary difference is as follows:

	March 31,

	2004	2003

	(In thousands)
Net operating loss carryforwards	$102,226	$86,740
Accrued expenses	585	46
Deferred revenue	3,556	1,856
Accounts receivable	960	751
Impairment loss in equity investments	2,350	2,350
Property and equipment	(337)	568
Stock option compensation	7,473	6,394
Acquired intangibles	(1,559)	(9,050)
Research and development credit	8,034	6,287
Other	421	291
Valuation allowance	(123,709)	(96,233)

Net deferred tax assets	$—	$—

      Though management believes that future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the “more likely than not” criterion. The change in the valuation allowance was an increase of $27,476,000, which can be attributed primarily to accrued deferred tax liabilities and additional operating losses.

      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:

	March 31,

	2004	2003	2002

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of Federal income tax benefit	(3.7)	2.5	(1.4)
Non-deductible items	1.4	2.1	18.8
Change in valuation allowance	47.0	34.0	6.6
Amortization of nondeductible goodwill	—	—	14.6
Change in general business credit	(6.3)	(21.1)	(5.3)
Foreign rate differential	(3.2)	16.5	0.3
Other	—	—	0.4

Effective tax rate	1.2%	—%	—%

9.     Notes payable and lines of credit

      As of March 31, 2004, the Company had a line of credit agreement with a bank to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2004 and an interest rate on unpaid principal balances of the bank’s prime rate. Borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate.

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

      As of March 31, 2004, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company obtained a letter of credit totaling $235,000 related to an office lease.

10.     Lease commitments

      The Company has an equipment line of credit with a leasing company for the leasing of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease, based on the 36-month treasury yield plus 3.7%. Principal and interest is payable under each lease in 36 monthly installments. At expiration of the lease term, the Company will have the option to purchase the equipment at fair market value. This arrangement includes a restrictive covenant that requires the Company to maintain a minimum of $2,500,000 of cash and marketable securities. During fiscal year 2004, the Company obtained another equipment line of credit with another leasing company for the leasing of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease at an interest rate of 5.95%. Principal and interest is payable under each lease in 24 monthly installments. At expiration of the lease term, the Company will have the option to purchase the equipment at fair market value.

      The Company leases office space in various locations under operating leases expiring through fiscal year 2011. Total rent expense was approximately $10,287,000, $9,492,000 and $11,783,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

      Future minimum lease payments under the Company’s capital and operating leases are as follows:

	Operating	Capital

	(In thousands)
Years ending March 31,
2005	$12,800	$968
2006	8,417	358
2007	8,198	29
2008	2,714	—
2009	783	—
Thereafter	426	—

	$33,338	1,355

Less amounts representing interest		(73)

		1,282
Less current portion		(909)

Capital lease obligation, net of current portion		$373

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stockholders’ equity

     Preferred stock

      The Company’s Certificate of Incorporation, as amended, includes 50,000,000 authorized shares of undesignated preferred stock with a par value of $.01, none of which were outstanding as of March 31, 2004.

     Warrant

      In March 2001, the Company entered into an OEM/ Reseller agreement with i2 Technologies (i2). In connection with the agreement the Company issued to i2 a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23,606,000 on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay the Company OEM fees of $10,000,000 over the term of the OEM/Reseller agreement which will reduce the deferred warrant charge. The Company received $1,000,000 and $1,250,000, of OEM fees from i2 during the years ended March 31, 2004 and 2003, respectively. These fees were recorded as a reduction to the deferred warrant charge. The Company recorded $2,645,000 and $3,402,000 of amortization of the deferred warrant charge to sales and marketing expense for the years ending March 31, 2004 and 2003, respectively. In April 2001, the Company signed an amended warrant agreement which reduced the number of shares of common stock i2 can purchase from 750,000 to 710,000 and, in addition, reduced the exercise price per share from $40.88 to $28.70. Based on the remeasurement of the warrant using the Black-Scholes valuation model the fair value of the amended warrant did not exceed the current fair value of the original warrant. The Company did not incur an additional charge as a result of this amendment. The fair value of the warrants granted to i2 was estimated on the date of grant and amendment, using the following weighted average assumptions or range of weighted average assumption: Risk-free interest rate of 4.9%, term of 3.75 to 4 years, volatility of 114% to 159%, and no dividends anticipated. As of March 31, 2004, 710,000 warrants remain outstanding with a remaining life of approximately two years.

      In March 2003, the OEM/ Reseller agreement was modified to reduce the amount of OEM fees owed to webMethods related to this agreement from $10,000,000 payable over four years to $8,750,000 payable over five years. In addition, the number of resources committed by webMethods to i2 has been reduced as well as an elimination of the fee previously due to i2 on certain maintenance arrangements. Due to this change in the agreement, the amortization of the remaining unamortized deferred warrant charge has been changed from 4 years to 5 years to coincide with the new payment schedule, resulting in a decrease in the annual amortization of $757,000 from $3,402,000 to $2,645,000.

12.     Business acquisitions

      The Company acquired Premier and Translink in April 2000, their results of the operations have been included in the Company’s financial statements from the date of acquisition. In connection with the acquisition of these companies we recorded deferred compensation related to restricted stock. During fiscal year 2002, the Company recorded $11,640,000 of amortization of deferred stock compensation which is based on the vesting period of related restricted stock. During fiscal years 2003 and 2004, there was no amortization of deferred stock compensation related to restricted stock for these acquisitions.

      In October 2003, the Company completed the business acquisitions of The Mind Electric, Inc. (“TME”) and The Dante Group, Inc. TME was a provider of software for service oriented architectures, and The Dante Group was a provider of business activity monitoring software.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Business acquisitions — (Continued)

      The acquisitions of TME and The Dante Group were accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the Company’s financial statements from the date of acquisition. As a result of these acquisitions, the Company has recorded charges for in-process research and development and has recorded assets related to existing technology.

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

      The aggregate purchase price for these acquisitions, including $593,000 in direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows (in thousands):

	The Dante Group	TME	Total

Cash and cash equivalents	$90	$3	$93
Accounts receivable	69	116	185
Property and equipment	146	31	177
Other assets	93	7	100
Accounts payable	(32)	(580)	(612)
Accrued expenses and other liabilities	(231)	(230)	(461)
Deferred revenue	(138)	(38)	(176)
In-process research and development	3,138	1,146	4,284
Existing technology	3,530	2,379	5,909
Customer relationships	392	441	833
Goodwill	12,152	4,715	16,867

Total cash purchase price	$19,209	$7,990	$27,199

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

      The following unaudited pro forma supplemental table presents selected financial information as though the purchases of TME and The Dante Group, which may be material acquisitions for this purpose, had been completed at the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, reduction in interest income on cash paid for the acquisitions and the elimination of the charge for acquired in-process research and development. The unaudited pro forma data for the year ended March 31, 2004, includes a $1.4 million nonrecurring compensation charge for accelerated vesting of options of The Dante Group which occurred just prior to the transaction. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data):

	Years Ended March 31,

	2004	2003

	(Unaudited)
Pro forma net revenue	$195,067	$198,348
Pro forma net loss	(30,242)	(12,842)
Pro forma net loss per basic and diluted share	$(0.58)	$(0.25)

13.     Acquisition of technology

      In October 2003, the Company acquired the portal solution technology and certain fixed assets of DataChannel for $5,278,000 in cash, including $176,000 in direct acquisition costs. The Company also assumed deferred revenue of $66,000 related to on-going maintenance contracts.

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

      The estimated intangible amortization expense for each fiscal year ended March 31 is as follows (in thousands):

2005	$2,396
2006	2,396
2007	2,396
2008	2,396
2009	1,203

$10,787

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

      In August 2000, the Company increased the number of shares to 20,731,000 shares of the Company’s common stock for issuance upon the exercise of options granted under the Plan. Pursuant to an amendment to the Plan adopted by the Board of Directors on June 6, 2001 and approved by the Company’s stockholders on September 7, 2001, the number of shares of the Company’s common stock available for issuance under Plan was increased on April 1, 2002 by 2,462,195 and again on April 1, 2003 by 2,462,195 shares of common stock, and subject to the Board’s discretion, may be increased by up to the same amount each April 1 thereafter during the remaining four-year term of the Plan. At March 31, 2004, options to purchase 16,788,460 shares were outstanding.

      Qualified incentive stock options granted pursuant to the plans have an exercise price equal to the fair value of the underlying common stock at the date of grant, vest ratably over three or four years after the date of award and have a term of ten years.

      The following table summarizes the Company’s activity for all of its stock option awards:

		Range of		Weighted Average
	Stock Options	Exercise Price		Exercise Price

Outstanding, March 31, 2001	15,743,245	$0.11 –	$254.27	$58.18
Granted	11,294,307	6.32 –	34.17	15.65
Exercised	(1,451,256)	0.11 –	29.00	7.26
Cancelled	(10,008,085)	0.11 –	254.27	76.97

Outstanding, March 31, 2002	15,578,211	0.11 –	161.29	19.77
Granted	3,606,974	4.32 –	17.82	8.93
Exercised	(906,603)	0.11 –	14.36	3.20
Cancelled	(2,448,580)	0.11 –	151.09	17.70

Outstanding, March 31, 2003	15,830,002	0.11 –	161.29	18.49
Granted	5,598,215	7.54 –	11.70	9.00
Exercised	(620,216)	0.11 –	9.08	4.90
Cancelled	(4,016,541)	2.88 –	161.29	20.44

Outstanding, March 31, 2004	16,791,460	$0.11 –	$161.29	$15.30

      Information regarding stock options outstanding as of March 31, 2004 is as follows:

			Outstanding			Options Exercisable

				Weighted Average
Range of			Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices			Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$0.11	–	$8.57	3,720,563	7.55	$6.45	1,958,585	$5.19
7.47	–	7.58	3,584,981	9.11	8.87	713,288	8.86
8.58	–	12.00	1,702,280	8.67	10.55	534,474	11.28
8.83	–	14.36	5,294,402	7.59	14.29	4,371,987	14.28
9.80	–	161.29	2,489,234	6.91	43.18	1,933,185	46.20

$0.11	–	$161.29	16,791,460	7.91	$15.30	9,511,519	$18.32

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock based compensation — (Continued)

      Certain options for employee and non-employee directors granted during the years ended March 31, 2000, 1999 and 1998 resulted in deferred stock compensation as the estimated fair value (derived by reference to contemporaneous sales of convertible preferred stock) was greater than the exercise price on the date of grant. The total deferred stock compensation associated with these options was approximately $16,093,000. This amount is being amortized over the respective vesting periods of these options, ranging from three to four years. Approximately $202,000, $754,000 and $1,218,000 was amortized during the years ended March 31, 2004, 2003 and 2002 respectively, related to these options.

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

     Employee Stock Purchase Plan

      In January 2000, the Board of Directors approved the Company’s 2000 Employee Stock Purchase Plan (the ESPP). The ESPP became effective upon the completion of the Company’s initial public offering on February 10, 2000. A total of 4,500,000 shares of common stock have been made available for issuance under the ESPP as of March 31, 2004. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining nine year term of the ESPP by 750,000 shares of common stock.

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

      In June 1999, Active Software approved the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). In connection with the merger of Active Software, the Company assumed the Purchase Plan for all currently eligible employees of Active Software. Eligible employees of the Purchase Plan may purchase a limited number of shares of the Company’s common stock. Each participant can elect to purchase the Company’s common stock on the first day of each 24 month offering period (which begins on May 1 and November 1 of each year) and such option is automatically exercised on the last day of each six month purchase period during the offering period. The purchase price for the Company’s common stock under the Purchase Plan is 85% of the lesser of the fair market value of the common stock (1) on the first day of the applicable offering period and (2) on the last day of the applicable purchase period. This plan terminated on October 31, 2001.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Stock based compensation — (Continued)

      The following table summarizes shares of common stock available for issuance and shares purchased as of March 31, 2004 (in thousands).

Balance at March 31, 2002.	2,661

Additional authorized shares	750
Purchases	(383)

Balance at March 31, 2003.	3,028

Additional authorized shares	750
Purchases	(360)

Balance at March 31, 2004.	3,418

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

15.     Employee benefit plan

      As of April 1, 1997, the Company adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required Company matching contributions. The plan provides for discretionary contributions by the Company. The Company made no contributions during the years ended March 31, 2004, 2003 and 2002.

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Cash paid during the period for interest	$197	$673	$511

Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,457	$1,665	$3,061
Conversion of interest income into equity in private company	$257	$—	$—
Change in net unrealized gain or loss on marketable securities	$165	$135	$692
Dante Acquisition:
Fair value of assets acquired, net of cash acquired	$308	$—	$—
Less:
Liabilities assumed	(401)	—	—

	(93)	—	—
In-process research and development	3,138	—	—
Existing technology	3,530	—	—
Customer relationships	392	—	—
Goodwill	12,152	—	—

Cash paid for acquisition, net of cash acquired	$19,119	$—	$—

TME Acquisition:
Fair value of assets acquired, net of cash acquired	$154	$—	$—
Less:
Liabilities assumed	(848)	—	—

	(694)	—	—
In-process research and development	1,146	—	—
Existing technology	2,379	—	—
Customer relationships	441	—	—
Goodwill	4,715	—	—

Cash paid for acquisition, net of cash acquired	$7,987	$—	$—

Datachannel Assets Acquired from Netegrity:
Fair value of assets acquired, net of cash acquired	$101	$—	$—
Less:
Liabilities assumed	(66)	—	—

	35	—	—
Existing technology	5,243	—	—

Cash paid for acquisition, net of cash acquired	$5,278	$—	$—

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Restructuring and Related Charges

      In response to changing market conditions, including the decline in information technology spending, the Company implemented restructuring plans in the second quarter of fiscal 2002, third quarter of fiscal 2003, third quarter of fiscal 2004 and the fourth quarter of 2004.

      During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $7.2 million, consisting of headcount reductions, consolidations of facilities, and other related restructuring charges. During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million due to a further reduction in headcount. In addition, in October 2003, the Company recorded a restructuring charge of $1.3 million due to an additional headcount reduction of approximately 39 employees or 4% of the workforce. During the quarter ended March 31, 2004, the Company announced and implemented a restructuring plan designed to further align its cost structure with expected revenue and business requirements resulting in an additional restructuring charge of $2.6 million. Actions taken included a reduction in the Company’s employee workforce by approximately 20 positions or 2% of the workforce and the consolidation of our Berkeley, California office into our Sunnyvale, California office.

      As of March 31, 2004 and March 31, 2003, respectively, $3.1 million and $1.8 million of restructuring charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

      The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of March 31, 2004.

		Severance	Impairment
	Excess	And Related	of Fixed
	Facilities	Benefits	Assets	Total

	(In thousands)
Balance at March 31, 2001	$—	$—	$—	$—
Fiscal 2002 charges	3,610	3,489	144	7,243
Non-cash write-down of fixed assets	—	—	(144)	(144)
Cash payments made in fiscal 2002	(615)	(3,489)	—	(4,104)

Balance at March 31, 2002	2,995	—	—	2,995
Fiscal 2003 charges	—	2,155	—	2,155
Cash payments made in fiscal 2003	(1,296)	(2,101)	—	(3,397)

Balance at March 31, 2003	1,699	54	—	1,753
Fiscal 2004 charges	1,508	2,165	247	3,920
Non-cash write-down of fixed assets	—	—	(247)	(247)
Cash payments made in fiscal 2004	(847)	(1,470)	—	(2,317)

Balance at March 31, 2004	$2,360	$749	$—	$3,109

WEBMETHODS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Segment information

      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Japan, Europe and Asia Pacific regions. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Years Ended March 31,

	2004	2003	2002

	(In thousands)
Revenues
Americas	$114,507	$133,756	$143,003
Europe	44,965	36,351	35,666
Japan	20,456	15,274	6,632
Asia Pacific	14,597	11,373	10,695

Total	$194,525	$196,754	$195,996

Long Lived Assets
Americas	$70,497	$47,853	$55,360
Europe	2,189	2,228	1,555
Japan	1,681	935	697
Asia Pacific	360	541	676

Total	$74,727	$51,557	$58,288

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

      Allowance for doubtful accounts for the years ended March 31, 2002, 2003 and 2004:

	Balance at			Balance at
	Beginning of			End of
	Period	Provisions	Deductions	Period

	(In thousands)
Year ended March 31, 2002 allowance for doubtful accounts	$4,342	$2,840	$3,497	$3,685
Year ended March 31, 2003 allowance for doubtful accounts	3,685	280	1,115	2,850
Year ended March 31, 2004 allowance for doubtful accounts	2,850	19	766	2,103

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders
of webMethods Inc.:

      Our audit of the consolidated financial statements referred to in our report dated May 28, 2004, appearing in this Form 10-K of webMethods, Inc. for the year ended March 31, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
____________________________________

McLean, Virginia
May 28, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as amended
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21	.1*	Subsidiaries of webMethods, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP
24		Power of Attorney (included on signature page of this report)
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1* #	Section 1350 Certification of Chief Executive Officer
32	.2* #	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.