Form 10-Q
period 2004-06-30
WEBMETHODS INC
filed 2004-08-09
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE MONTHS ENDED JUNE 30, 2004

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

     As of August 4, 2004, there were outstanding 53,077,440 shares of the registrant’s Common Stock.

WEBMETHODS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2004
TABLE OF CONTENTS

Part I	Financial Information
Item 1	Financial Statements
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2004 and March 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) - Three months ended June 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows (unaudited) - Three months ended June 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures
Part II	Other Information
Item 1	Legal Proceedings
Item 6	Exhibits and Reports on Form 8-K
(a) Exhibits
(b) Reports on Form 8-K

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	MARCH 31,
	2004	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,443	$75,462
Marketable securities available for sale	70,814	44,328
Accounts receivable, net of allowance of $2,001 and $2,103	36,705	47,050
Prepaid expenses and other current assets	7,501	6,398

Total current assets	178,463	173,238
Marketable securities available for sale	13,072	36,157
Property and equipment, net	7,967	8,106
Goodwill	46,704	46,704
Intangibles assets, net	10,188	10,787
Other assets	8,672	9,130

Total assets	$265,066	$284,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,481	$11,055
Accrued expenses	15,063	17,084
Accrued salaries and commissions	8,809	11,560
Deferred revenue	35,733	36,785
Current portion of capital lease obligations	724	909

Total current liabilities	68,810	77,393
Capital lease obligations, net of current portion	247	373
Other long term liabilities	908	1,000
Long term deferred revenue	2,103	2,802

Total liabilities	72,068	81,568

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,076,440 and 52,746,722 shares issued and outstanding	531	527
Additional paid-in capital	523,272	521,455
Deferred stock compensation and warrant charge	(4,963)	(5,625)
Accumulated deficit	(327,114)	(316,360)
Accumulated other comprehensive income	1,272	2,557

Total stockholders’ equity	192,998	202,554

Total liabilities and stockholders’ equity	$265,066	$284,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
	(in thousands, except per share data)
Revenue:
License	$14,174	$21,802
Professional services	12,860	8,873
Maintenance	14,795	12,550

Total revenue	41,829	43,225

Cost of revenue:
Amortization of intangibles	599	—
License	620	467
Professional services and maintenance:
Stock based compensation	—	22
Other professional services and maintenance	14,239	11,659

Total cost of revenue	15,458	12,148

Gross profit	26,371	31,077

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	661	696
Other sales and marketing costs	20,958	22,450
Research and development	11,050	11,200
General and administrative:
Stock based compensation	—	3
Other general and administrative costs	5,073	4,423

Total operating expenses	37,742	38,772

Operating loss	(11,371)	(7,695)
Interest income	553	1,007
Interest expense	(27)	(89)
Other income	112	16

Loss before income taxes	(10,733)	(6,761)
Provision for income taxes	21	—
Net loss attributable to common shareholders	$(10,754)	$(6,761)

Basic and diluted net loss per share	$(0.20)	$(0.13)

Shares used in computing basic and diluted net loss per share	52,827,120	51,804,692

Comprehensive loss:
Net loss	$(10,754)	$(6,761)
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(429)	(58)
Foreign currency cumulative translation adjustment	(855)	157

Total comprehensive loss	$(12,038)	$(6,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,754)	$(6,761)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,704	2,146
Provision for doubtful accounts	228	—
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrant	661	721
Amortization of acquired intangibles	599	—
Conversion of interest income into equity in private company	—	(257)
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	9,567	12,266
Prepaid expenses and other current assets	(1,152)	(408)
Other assets	397	778
Accounts payable	(2,442)	1,021
Accrued expenses and other liabilities	(1,962)	(290)
Accrued salaries and commissions	(2,659)	(2,081)
Deferred revenue	(1,380)	(3,880)

Net cash (used in)/provided by operating activities	(7,193)	3,255

Cash flows from investing activities:
Purchases of property and equipment	(1,647)	(890)
Proceeds from sale of investment in private company	—	1,000
Net (purchases) sales of marketable securities available for sale	(3,831)	14,659

Net cash (used in)/provided by investing activities	(5,478)	14,769

Cash flows from financing activities:
Payments on capital leases	(311)	(1,460)
Proceeds from exercise of stock options and stock issued under the ESPP	1,821	1,491

Net cash provided by financing activities	1,510	31

Effect of exchange rate on cash and cash equivalents	(858)	426

Net (decrease)/increase in cash and cash equivalents	(12,019)	18,481
Cash and cash equivalents at beginning of period	75,462	79,702

Cash and cash equivalents at end of period	$63,443	$98,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

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

     The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for quarters ended June 30, 2004 and 2003:

	THREE MONTHS ENDED JUNE 30,
	2004	2003
	(In thousands except per share data)
Net loss attributable to common stockholders, as reported	$(10,754)	$(6,761)
Add: Stock-based compensation expense determined under the intrinsic value method	—	60
Less: Stock-based compensation expense determined under fair value method	(6,578)	(7,757)

Net loss attributable to common stockholders, pro forma	$(17,332)	$(14,458)

Basic and diluted net loss per common share, as reported	$(.20)	$(.13)
Basic and diluted net loss per common share, pro forma	$(.33)	$(.28)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock		Employee Stock
	Option Plans		Purchase Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected volatility	51%	53%	54%	65%
Risk-free interest rate	3.93%	2.79%	3.93%	2.79%
Expected life (years)	4	4	1.5	0.5
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

     The weighted average fair value per share for stock option grants that were awarded during the quarters ended June 30, 2004 and 2003 was $9.78 and $8.93, respectively.

3. COMPUTATION OF NET LOSS PER SHARE

     The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and a non-employee warrant exercisable for 595,405 and 991,083 shares for the quarters ended June 30, 2004 and 2003, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	THREE MONTHS ENDED JUNE 30,
	2004	2003
	(in thousands)
Cash paid during the period for interest	$27	$89

Non-cash investing and financing activities:
Equipment purchased under capital lease	$—	$1,006

Conversion of debt and interest to equity in a private company	$—	$1,257

Change in net unrealized loss on marketable securities	$(429)	$(58)

5. SEGMENT INFORMATION

     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic regions being the Americas, Europe, Japan and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic regions is as follows:

	THREE MONTHS ENDED
	JUNE 30,
REVENUE	2004	2003
	(in thousands)
Americas	$25,550	$25,331
Europe	7,773	10,697
Japan	4,688	4,245
Asia Pacific	3,818	2,952

Total	$41,829	$43,225

	AS OF	AS OF
	JUNE 30,	MARCH 31,
LONG LIVED ASSETS	2004	2004
	(in thousands)
Americas	$69,470	$70,497
Europe	2,053	2,189
Japan	1,586	1,681
Asia Pacific	422	360

Total	$73,531	$74,727

6. RESTRUCTURING CHARGES

     The Company has recorded restructuring charges to align its cost structure with changing market conditions. These restructuring plans resulted in reductions in headcount and the consolidation of offices.

     During the quarter ended September 30, 2001, the Company recorded a restructuring charge of $7.2 million relating to headcount reductions, consolidation of facilities, and other related restructuring charges. During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million due to a further reduction in headcount. During the quarter ended December 31, 2003, the Company recorded a restructuring charge of $1.3 million due to additional headcount reductions. During the quarter ended March 31, 2004, the Company recorded a restructuring charge of $2.6 million due to further headcount reductions, and the consolidation of certain offices.

     As of June 30, 2004 and March 31, 2004, respectively, $2.7 million and $3.1 million of restructuring charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

     The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of June 30, 2004.

	Excess	Severance and
	Facilities	Related Benefits	Total
	(in thousands)
Balance at March 31, 2004	$2,360	$749	$3,109
Cash payments made during the quarter ended June 30, 2004	(205)	(181)	(386)

Balance at June 30, 2004	$2,155	$568	$2,723

7. INVESTMENTS IN PRIVATE COMPANIES

     In April 2000, the Company made an investment in a third party totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in the equity investment. In June 2003, the Company received $1,000,000 as repayment of the convertible debt and converted $257,000 of interest income into additional equity. The third party was a business partner of the Company. As of June 30, 2004 and 2003, the carrying value of the investment in this third party was $1,057,000. The Company incurred royalty expense of $36,000 to this third party in the quarter ended June 30, 2004 and $363,000 in the quarter ended June 30, 2003.

8. SUBSEQUENT EVENT

     In July 2004, the Company announced and implemented a restructuring plan consisting of headcount reductions and the consolidation of facilities to further align our cost structure with expected revenue. The Company is still evaluating the total costs associated with this restructuring.

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of financial performance or financial results, including items such as revenue, costs or expense, cost savings, margins, income or loss, earnings or loss per share, return to profitability on a pro-forma or GAAP basis, capital expenditures, cash requirements or other financial items or metrics, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current and anticipated software offerings, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, competitive strategies and the impact of competition, development and continuation of strategic partnerships and alliances, contributions to future financial performance of any of our new or existing products, technologies or businesses, contribution to our financial performance by business partners, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives or our product offerings, the ability to control expenses or achieve projected expense levels, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Form 10-K for the year ended March 31, 2004 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

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

     In October 2003, we completed the business and asset acquisitions of The Mind Electric, Inc. (“TME”), The Dante Group Inc. and the portal solution previously known as Data Channel. TME was a leading provider of software for service-oriented architectures and The Dante Group was a provider of business activity monitoring software. The aggregate acquisition cost for these three acquisitions was approximately $32.4 million in cash.

Overview of First Quarter of Fiscal 2005

     Our net loss of $10.8 million for the quarter ended June 30, 2004 increased by $4.0 million from a net loss of $6.8 million in the quarter ended June 30, 2003. The increase in net loss was due primarily to a $7.6 million decrease in license revenue in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. During the June 2004 quarter, many enterprises unexpectedly became more cautious in their enterprise software spending. They subjected their proposed information technology purchases to rigorous internal reviews and approvals or requests for contract contingencies, which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals. We did not close a number of expected opportunities we were working on near the end of the June 2004 quarter, and lower closure rates of large transactions near the end of June 2004 across almost every geographic region contributed significantly to our decrease in license revenue compared to the June 2003 quarter. That decrease in license revenue was partially offset by a $4.0 million increase in professional services revenue and a $2.2 million increase in maintenance revenue in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

     We maintained our focus on managing operating expenses throughout the quarter ended June 30, 2004 and decreased our operating expenses by $1.0 million in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. This 3% reduction in operating expenses is a result of reductions in total sales and marketing expense and research and development expense compared to the same quarter in the prior year.

     We license software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major system integrators with whom we have strategic alliances, other partners and distributors and, to a lesser extent, resellers. We license our software primarily on a perpetual basis and, to a lesser extent, on a renewable term basis. As of June 30, 2004, we had over 1,200 customers, compared to over 975 customers as of June 30, 2003.

     We believe our strong focus and track record of ensuring that our software is successfully put into production is a strong competitive advantage and differentiator. During the first quarter of fiscal year 2005, our global customer services group reported and documented more than 155 separate customer projects going into production events as compared to 100 such events reported and documented during the quarter ended June 30, 2003. Ensuring that our customers put our software into production in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other business integration projects and serve as a reference customer for us in our future sales efforts.

     We believe one of our competitive differentiators is our strategic partnerships with enterprise software companies and system integrators. Under our partnerships with enterprise software vendors, the partner may resell or, in some instances, embed or otherwise utilize our software with their products under limited use licenses for a license or royalty fee. Enterprise software vendors with whom we have relationships include American Management Systems (AMS), Hewlett-Packard Company, Informatica, i2 Technologies, Microsoft, Peoplesoft and Siebel Systems. We believe our systems integrator and enterprise software partners influenced, directly or indirectly, a significant portion of our license revenue during our quarters ended June 30, 2004 and 2003, and we expect this influence to continue in future periods. Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner. In systems integrator and other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, and that fee usually is paid once payment from the joint customer of license fees is received.

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

Revenue Recognition

     We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 2 in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for a more comprehensive discussion of our revenue recognition policies. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue.

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

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customer-specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2004, and March 31, 2004, the allowance for doubtful accounts was $2,001,000 and $2,103,000 respectively.

Business Combinations

     We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, and in-process research and development (IPR&D) acquired based on their estimated fair values. We engaged independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Goodwill and Intangibles Assets

     We record goodwill and intangible assets when we acquire other businesses. The allocation of acquisition cost to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued during fiscal year 2002 and adopted by us on April 1, 2002, eliminated the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized under SFAS 142, but are periodically tested for impairment. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. On an annual basis, or as events occur or circumstances change, we will evaluate whether an impairment of the goodwill may exist. Goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value.

Acquired In-process Research and Development

     Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 12 in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for more comprehensive information).

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

RESULTS OF OPERATIONS

     The following table summarizes the results of our operations for the fiscal quarters ended June 30, 2004 and 2003 (all percentages are calculated using the underlying data in thousands):

	June 30,	Percentage	June 30,
	2004	Change	2003
	($ in thousands)
Total revenue	$41,829	(3.2)%	$43,225
Gross profit	$26,371	(15.1)%	$31,077
% of total revenue	63.0%		71.9%
Total operating expenses	$37,742	(2.7)%	$38,772
% of total revenue	90.2%		89.7%
Operating loss	$(11,371)	47.8%	$(7,695)
% of total revenue	(27.2)%		(17.8)%
Net loss	$(10,754)	59.1%	$(6,761)
% of total revenue	(25.7)%		(15.6)%

     Our net loss of $10.8 million for the quarter ended June 30, 2004 increased by $4.0 million from a net loss of $6.8 million in the quarter ended June 30, 2003. The increase in net loss was due primarily to a $7.6 million decrease in license revenue in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. That decrease in license revenue was partially offset by a $4.0 million increase in professional services revenue and a $2.2 million increase in maintenance revenue in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. In addition, we decreased our operating expenses by $1.0 million, or approximately 3%, in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

Revenue

     The following table summarizes our revenue for the fiscal quarters ended June 30, 2004 and 2003:

	June 30,	Percentage	June 30,
	2004	Change	2003
	($ in thousands)
License	$14,174	(35.0)%	$21,802
Professional services	12,860	44.9%	8,873
Maintenance	14,795	17.9%	12,550

Total revenue	$41,829	(3.2)%	$43,225

     The following table summarizes the Company’s net revenue by geographic region for the fiscal quarters ended June 30, 2004 and 2003:

	June 30,	Percentage	June 30,
	2004	Change	2003
	($ in thousands)
Americas	$25,550	0.9%	$25,331
Europe	7,773	(27.3)%	10,697
Japan	4,688	10.4%	4,245
Asia Pacific	3,818	29.3%	2,952

Total revenue	$41,829	(3.2)%	$43,225

     Total revenue decreased to $41.8 million for the quarter ended June 30, 2004 from $43.2 million for the quarter ended June 30, 2003. The decrease in total revenue was due primarily to a $7.6 million decrease in license revenue for the quarter ended June 30, 2004 from the same period in the prior year, which was partially offset by an increase of $4.0 million in professional services revenue and an increase of $2.2 million in maintenance revenue in the quarter ended June 30, 2004 from the same quarter in the prior year.

     In the quarter ended June 30, 2004, revenue from the Americas increased 0.9% to $25.6 million from $25.3 million in the quarter ended June 30, 2003. International revenue decreased from $17.9 million in the quarter ended June 30, 2003 to $16.3 million in the quarter ended June 30, 2004. This decrease was partially offset by a $1.2 million favorable foreign currency impact. International revenue accounted for 39% of our total revenue in the quarter ended June 30, 2004, as compared to 41% in the quarter ended June 30, 2003.

     We had unexpectedly low license revenue in the quarter ended June 30, 2004, as license revenue decreased by 35% to $14.2 million from $21.8 million in the quarter ended June 30, 2003. During the June 2004 quarter, many enterprises unexpectedly became more cautious in their enterprise software spending. They subjected their proposed information technology purchases to rigorous internal reviews and approvals or requests for contract contingencies, which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals. We did not close a number of expected opportunities we were working on near the end of the June 2004 quarter, and lower closure rates of large transactions near the end of June 2004 across almost every geographical region contributed significantly to our decrease in license revenue in the June 2004 quarter. We believe that prospects exhibited an unexpected degree of cautiousness during the June 2004 quarter, with greater involvement of their procurement departments and greater demands for various contractual contingencies unacceptable to us, which extended or delayed anticipated closure of license transactions. We also had occasional sales execution or forecasting issues that contributed to license transactions not closing in the June 2004 quarter as we anticipated.

     Professional services revenue increased 45% to $12.9 million in the quarter ended June 30, 2004 from $8.9 million in the quarter ended June 30, 2003. This increase in professional services revenue was primarily attributable to increased billable hours.

     Maintenance revenue increased 18% to $14.8 million in the quarter ended June 30, 2004 from $12.6 million in the quarter ended June 30, 2003. This increase was due primarily to the increase in the number of copies of our software licensed to customers and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.

Gross Profit

     The following table summarizes the Company’s gross profit by type of revenue, excluding stock based compensation:

	Fiscal Quarter Ended
	June 30,	June 30,
	2004	2003
License	91.4%	97.9%
Professional services and maintenance	48.5%	45.6%
Total revenue	63.0%	71.9%

     Total gross profit, excluding stock based compensation, decreased to 63% in the quarter ended June 30, 2004 from 72% in the quarter ended June 30, 2003. This decrease was due primarily to a decrease in license revenue, as well as an increase in our cost of licenses and an increase in the cost of professional services and maintenance due principally to increased subcontractor costs.

     Our cost of license revenue in the June 2003 quarter consisted primarily of royalties for products embedded in our software licensed from third parties. Because we acquired certain technology in fiscal 2004, our cost of license revenue in the June 2004 quarter also included a charge for amortization of intangibles in the amount of $599,000. Our gross profit on license revenue was 91% and 98% in the quarters ended June 30, 2004 and 2003, respectively. The decrease in license gross profit was due to a decrease in license revenue and an increase in the fees we paid for third-party software embedded in or licensed with our software products and the amortization of intangibles.

     Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services, excluding stock based compensation, was approximately 49% and 46% in the quarters ended June 30, 2004 and 2003, respectively.

Operating Expenses

     The following table presents certain information regarding the Company’s operating expenses during the fiscal quarters ended June 30, 2004 and 2003:

	Fiscal Quarter Ended
	June 30,	Percentage	June 30,
	2004	Change	2003
	($ in thousands)
Operating Expenses:
Sales and marketing*	$20,958	(6.6)%	$22,450
% of total revenue	50.1%		51.9%
Research and development*	$11,050	(1.3)%	$11,200
% of total revenue	26.4%		25.9%
General and administrative*	$5,073	14.7%	$4,423
% of total revenue	12.1%		10.2%
Stock based compensation and warrant charge	$661	(5.4)%	$699
% of total revenue	1.6%		1.6%
Operating expense	$37,742	(2.7)%	$38,772
% of total revenue	90.2%		89.7%

*	Excludes stock based compensation and warrant charge, as applicable.

     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, as applicable. In the quarter ended June 30, 2004, our operating expenses, excluding stock based compensation and warrant charge, decreased $1.0 million from $38.1 million in the quarter ended June 30, 2003, to $37.1 million despite a $850,000 unfavorable foreign currency impact.

     Sales and marketing expense, excluding stock based compensation and warrant charge, was 50% and 52% of total revenue in the quarters ended June 30, 2004 and 2003, respectively. In the quarter ended June 30, 2004, sales and marketing expense decreased to $21.0 million from $22.5 million in the quarter ended June 30, 2003, excluding stock based compensation and warrant charge. This decrease was primarily due to a decrease in the number of sales and marketing employees, commission expense, sales assistance fees and marketing programs expense. In addition, during the quarter ended June 30, 2004, sales and marketing expenses reflected a $728,000 unfavorable foreign currency impact.

     Research and development expense was $11.1 million and $11.2 million in the quarters ended June 30, 2004 and 2003, respectively, which represents 26% of total revenue. In the quarter ended June 30, 2004, research and development expense decreased $150,000 from research and development expense in the quarter ended June 30, 2003 primarily due to a decrease in the use of external consultants.

     General and administrative expense, excluding stock based compensation, as a percentage of total revenue was approximately 12% and 10% for the quarters ended June 30, 2004 and 2003, respectively. In the quarter ended June 30, 2004, general and administrative expense, excluding stock based compensation, increased $650,000 from the quarter ended June 30, 2003, to $5.1 million. This increase is primarily due to an increase in consulting fees associated with Sarbanes-Oxley Act compliance initiatives and an increase in bad debt expense. During the quarter ended June 30, 2004, general and administrative expenses reflected a $105,000 unfavorable foreign currency impact.

     Stock based compensation and warrant charge was $661,000 and $721,000 in the quarters ended June 30, 2004 and 2003, respectively, of which $22,000 was included in cost of sales for the quarter ended June 30, 2003. Deferred stock based compensation and warrant charge was recorded for the following transactions:

(i)	The grant of stock options to employees and non-employee directors at exercise prices less than the deemed fair value of our common stock at the date of the grant; and

(ii)	An OEM/Reseller agreement we entered into with i2 Technologies (i2) in March 2001 under which we issued a warrant which, as amended, permits i2 to purchase 710,000 shares of webMethods, Inc. common stock at an exercise price of $28.70 per share. The fair value of the warrant, based on the Black-Scholes valuation model, was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the amended agreement, i2 will pay us OEM fees of $8.8 million over the amended term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.

     The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

Interest Income

     Interest income decreased by approximately $454,000, or 45%, to $553,000 for the quarter ended June 30, 2004 from $1.0 million for the quarter ended June 30, 2003. This decrease was primarily attributable to decreased cash balances and lower interest rates on commercial paper, corporate bonds and money market funds in the quarter ended June 30, 2004, compared to those in the same period in the prior year.

Interest Expense

     Interest expense is primarily due to equipment leasing arrangements in the Americas. During the quarter ended June 30, 2004, interest expense decreased by approximately $62,000, or 70%, to $27,000 from $89,000 for the quarter ended June 30, 2003. This decrease is primarily due to the completion of previously established leases.

Other Income

     Other income includes gains and losses on foreign currency transactions. During the quarter ended June 30, 2004, our foreign currency transaction gain increased $96,000, or 600%, to $112,000 from $16,000 for the quarter ended June 30, 2003.

Income Taxes

     We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently probable.

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

     For the quarter ended June 30, 2004, our operations in Japan incurred minimum tax expense of $21,000 that the Company can not off-set by utilizing its net operating losses generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at June 30, 2004, showed a 28% decrease in our cash and investments, to $147.3 million and a 31% decrease in our working capital, to $109.7 million from our positions at June 30, 2003. The decrease in working capital is primarily due to approximately $32.4 million of cash payments related to the acquisitions of The Mind Electric, Inc., The Dante Group and the portal solution previously known as DataChannel in October 2003. The decrease in working capital also reflects a decrease in our current liabilities offset by an increase in accounts receivable balances at June 30, 2004, as compared to June 30, 2003.

     Net cash used in operating activities was $7.2 million for the quarter ended June 30, 2004, and net cash provided by operating activities was $3.3 million for the quarter ended June 30, 2003. The increase in cash used in operating activities during the quarter ended June 30, 2004, compared to quarter ended June 30, 2003, was due primarily to a larger net loss and changes in accounts receivable balances, accounts payable balances and accrued salaries and commissions.

     Net cash used in investing activities was $5.5 million for the quarter ended June 30, 2004, and net cash provided by investing activities was $14.8 million for the quarter ended June 30, 2003. The increase in cash used by investing activities was primarily due to the purchase of $3.8 million of marketable securities for the quarter ended June 30, 2004 as compared to the sale of $14.7 million of marketable securities for the quarter ended June 30, 2003. Capital expenditures were $1.6 million and $890,000 in the quarters ended June 30, 2004 and 2003, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the quarter ended June 30, 2003, we received $1.0 million in proceeds from the sale of a substantial portion of an investment in a private company.

     Net cash provided by financing activities was $1.5 million and $31,000 in the quarters ended June 30, 2004 and 2003, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options and Employee Stock Purchase Plan common stock issuances offset by payments on capital leases in the quarters ended June 30, 2004 and 2003. Net cash proceeds from exercises of stock options were $634,000 and $262,000 in quarters ended June 30, 2004 and 2003 respectively. Net cash proceeds from ESPP common stock issuances were $1.2 million in the quarters ended June 30, 2004 and 2003. Payments on capital leases were $311,000 and $1.5 million in quarters ended June 30, 2004 and 2003, respectively.

     We have a line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2004, which we expect to renew. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of June 30, 2004, we had not borrowed against this line of credit. In connection with the line of credit, we have a letter of credit totaling $115,000 related to an office lease. In connection with leasing of replacement office space, we will be required to supply additional letters of credit that are expected to total $2.5 million. Borrowings under this line are limited to 80% of eligible accounts receivable.

     We believe that our existing working capital and our line of credit will be sufficient to meet our operating resource expenditure requirements for at least the next twelve months. However, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all. We are not a party to any agreements with, or commitments to, any special-purpose entities that would constitute off-balance sheet financing.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     You should consider the following factors when evaluating our statements in this report and elsewhere. We are subject to risks in addition to those we describe below, which, at the date of this report, we may not be aware of or which we may not consider significant. Those risks may adversely affect our business, financial condition, results of operations or the market price of webMethods, Inc. common stock.

Unanticipated fluctuations in our quarterly revenue or operating results, or failure to return to and maintain profitability, could significantly affect the price of webMethods, Inc. common stock.

     We believe that quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or analysts, that could have a material adverse effect on the market price of webMethods, Inc. common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, the timing and terms of large transactions with customers, competitive pressures, our ability to execute on our business plans, the amount and timing of operating costs, delays in the availability of new products or new releases of existing products and changes that we may make in our business, operations and infrastructure. In addition, economic conditions and other events beyond our control, such as economic uncertainties, geopolitical developments or uncertainties, travel limitations, infectious outbreaks like SARS, terrorist acts and other major, unanticipated events may have significant negative impact on our quarterly operating results and delay our ability to return to and maintain profitability on a basis determined in accordance with accounting principles generally accepted in the United States (GAAP). Further, the expensing of stock options in the future, the costs of compliance with the Sarbanes-Oxley Act and other legal and compliance requirements could add significant costs that may impede or delay our ability to return to and maintain profitability on a GAAP basis. If our quarterly revenue or operating results are adversely impacted, that could have a material adverse effect on the market price of webMethods, Inc. common stock.

     We generally close a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter or our operating costs increase in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the guidance we provide publicly or expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the guidance we provide publicly and the expectations of investors or analysts and, as a result, the market price of webMethods, Inc. common stock may fall significantly. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until June 30, 2004, the closing price of webMethods, Inc. stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $4.32.

Growth of our sales may slow from time to time, causing our quarterly operating results to fluctuate and possibly resulting in significant volatility in the market price of webMethods, Inc. common stock.

     Due to customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, our ability to execute on our business plan, changes that we may make in our business or operations, seasonal factors or major, unanticipated events, we may experience a lower growth rate for, no growth in, or a decline in quarterly or annual revenue from sales of our software and services in some or all of the geographic regions in which we operate. For example, the growth rate for revenue from sales of our software and services during summer months may be lower than at other times during the year, particularly in European markets, and may be impacted by the annual nature of our sales compensation plans.

     We also may experience delays or declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, purchasing practices and requirements of prospective customers, including contract provisions or contingencies they may request, changes in demand for our software and services, changes that we may make in our business or operations, economic uncertainties, geopolitical developments or uncertainties, travel limitations, infectious outbreaks like SARS, terrorist acts or other major unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any misperception by us in the needs of our customers and prospective customers, or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in significant volatility in the market price of webMethods, Inc. common stock.

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

     The markets for business integration solutions, Service-Oriented Architecture capabilities, Business Activity Monitoring and Business Process Management solutions and Composite Application framework capabilities are rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications, monitor and optimize business processes and workflows, provide Service-Oriented Architectures, enable Web services and provide customers the capabilities to run, manage and optimize their enterprise. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy our Service-Oriented Architecture technology, our Enterprise Services Platform solution, our Business Process Management solution, our Business Activity Monitoring solution, our Composite Application Framework or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors; companies that develop their own integration software or Web services technology; software vendors offering business integration software, Service-Oriented Architecture technology, Web services capabilities, Business Process Management software and Business Activity Monitoring software; electronic data interchange vendors; vendors of proprietary enterprise application integration; vendors of portal products; and application server vendors. We also face competition from providers of various technologies to enable Web services. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, application software vendors with whom we currently have or have had strategic relationships sometimes offer competitive solutions or become competitors. Some of our competitors or potential competitors may have more experience developing technologies or solutions competitive with ours, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our solutions, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing solutions and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales, decreased market share or longer sales cycles or sales processes involving more extensive demonstrations of product capabilities, which in turn could harm our business, operating results and financial condition.

We rely on strategic partnerships with software vendors, alliances with major system integrators and other similar relationships to promote and implement our software and, if these relationships diminish or terminate, we may lose important deals and marketing opportunities.

     We have established strategic relationships with enterprise software vendors and system integration partners. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, upsell our products to customers already using license-limited versions of our software embedded in their enterprise products, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During our fiscal year 2004 and the first quarter of our fiscal year 2005, our enterprise software and systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that leverage to continue in future periods. If our relationships with our strategic business partners diminished or terminated or if we failed to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. Our partners often are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our target markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business, our operating results and the market price of webMethods, Inc. common stock.

Recent and future acquisitions of companies or technologies may result in disruptions to our business, dilution or other adverse effects on future financial results or the distraction of our management.

     In October 2003, we acquired businesses and technologies, and we may acquire or make investments in other complementary businesses and technologies in the future. Although the October 2003 acquisitions produced results at or above our expectations on a cumulative basis through the first quarter of our fiscal year 2005, we may not be able to realize benefits or results in the future that we expect to achieve from those businesses and technologies.

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

     The Financial Accounting Standards Board has proposed requiring companies to record compensation expense regarding stock options and participation in employee stock purchase plans. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (ESPP). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 14 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2004. If we choose, or are required, to record an expense for our stock-based compensation plans, we could incur a significant compensation expense, and any such expense could significantly impair our ability to return to and maintain profitability on a GAAP basis. That impact on our ability to return to and maintain profitability on a GAAP basis could have a material adverse effect on the market price of webMethods, Inc. common stock.

Our operating results may decline and our customers may become dissatisfied if we do not provide professional services to implement our solutions or if we are unable to establish and maintain relationships with third-party implementation providers.

     Customers that license our software typically engage our professional services staff or third-party consultants to assist with product implementation, training and other professional consulting services, and we believe our strong focus on ensuring that our software is successfully put into production is a strong competitive advantage and differentiator. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time to reach full productivity. Competition for qualified personnel and service providers is intense. Our business may be harmed if we are unable to provide professional services to our customers to implement our solutions of if we are unable to establish and maintain relationships with third-party implementation providers.

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

     We need to maintain and further develop our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software and the related services we offer. Our software and solutions require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to use our relationships with system integrators, enterprise software vendors and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts, which may impact our business and operating results.

We intend to continue expanding our international sales efforts, and our inability to do so could harm our business and operating results.

     We have been, and intend to continue, expanding our international sales efforts. We have relatively limited experience in marketing, selling and supporting our software and services in certain international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; unexpected changes in regulatory requirements, business practices, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.

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

     We expect that the rapid evolution of business integration software, Service-Oriented Architecture technology, Business Process Management solutions, Business Activity Monitoring solutions, Composite Application technologies, and related standards and technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems or enterprise applications, will require us to adapt our software and solutions to remain competitive. Our software and solutions could become obsolete, unmarketable or less desirable to prospective customers if we are unable to adapt to new technologies or standards. Serious defects may be found during the period immediately following introduction of new software or enhancements to existing software or in product implementations in varied information technology environments. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to reallocate product development resources or postpone the release of new versions of our software. The reallocation of resources associated or any postponement could cause delays in the development and release of future enhancements to our currently available software, could require significant additional professional services work to address operational issues and could damage the reputation of our software in the marketplace. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our partners and customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software experiences performance problems or ceases to demonstrate technology leadership, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers and certain partners depend on our software for their critical systems and business functions, any interruptions in operation of our software or solutions could cause our customers and certain partners to initiate warranty or product liability suits against us.

Because our software could interfere with the operations of our partners’ and customers’ other software applications, we may be subject to potential product liability and warranty claims by these partners and customers, which may be time consuming, costly to defend and may not be adequately covered by insurance.

     Our software enables customers’ and certain partners’ software applications to provide Web services, or to integrate with networks and software applications, and is often used for mission-critical functions or applications. Errors, defects, other performance problems in our software or failure to provide technical support could result in financial or other damages to our partners and customers. Partners and customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our software and solutions to perform to partners’ and customers’ expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to potential product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Although we have not experienced any product liability claims to date, sale and support of our software entail the risk of such claims. The use of our software to enable partners’ and customers’ software applications to provide Web services, and the integration of our software with our partners’ and customers’ networks and software applications, increase the risk that a partner or customer may bring a lawsuit against several suppliers if an integrated computer system fails and the cause of the failure cannot easily be determined. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

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

We adopted a stockholder rights plan in October 2001, and previously implemented certain provisions in our certificate of incorporation and bylaws, that may have anti-takeover effects.

     Our Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of webMethods, Inc. stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of webMethods, Inc. stock and could discourage, delay or prevent a merger or acquisition of webMethods, Inc. that stockholders may consider favorable. In addition, provisions of the current certificate of incorporation and bylaws of webMethods, Inc., as well as Delaware corporate law, could make it more difficult for a third-party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2004, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. While webMethods continues the process of documenting, testing and enhancing, where necessary or appropriate, its internal controls over financial reporting, there have been no significant changes in internal controls, or in factors that could significantly affect internal controls, during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, webMethods’ internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 30, 2001, a purported class action lawsuit was filed in the Southern District of New York naming webMethods, several of its executive officers at the time of our initial public offering (IPO) and the managing underwriters of our initial public offering as defendants. The amended complaint alleges, among other things, that underwriters of webMethods’ IPO solicited and received excessive commissions and demanded tie-in arrangements from the underwriters’ customers in connection with their allocation of shares in webMethods’ IPO, and that those activities allegedly undertaken by the underwriters of webMethods’ IPO were not disclosed in the registration statement and final prospectus for webMethods’ IPO or disclosed to the public after webMethods’ IPO. The amended complaint also alleges that false analysts’ reports were issued by the underwriters. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of webMethods, Inc. common stock between February 10, 2000 and December 6, 2000. This case has been consolidated as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against webMethods’ executive officer defendants have been dismissed without prejudice. webMethods has considered and conditionally agreed to enter into a proposed settlement with representatives of the plaintiffs in the consolidated proceeding. Under the proposed settlement, the plaintiffs would dismiss and release their claims against webMethods in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants. We believe that any material liability on behalf of webMethods or its executive officers that may accrue under that settlement offer would be covered by our insurance policies.

     From time to time, webMethods is involved in other disputes and litigation in the normal course of business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit
Number	Description
2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.

3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended

3.2(3)	Amended and Restated Bylaws of webMethods, Inc.

4.1(3)	Specimen certificate for shares of webMethods Common Stock

4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.

10.1(3)	Second Amended and Restated Investor Rights Agreement

10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan

10.3(3)	Employee Stock Purchase Plan

10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers

10.5*	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*#	Section 1350 Certification of Chief Executive Officer

32.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

(6)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

     (b) Reports on Form 8-K. The following reports on Form 8-K have been filed by webMethods, Inc. since the beginning of its fiscal quarter on April 1, 2004:

Date of Report	Item No.	Item Reported
April 27, 2004	7,12	Press release dated April 27, 2004.
July 2, 2004	7,12	Press release dated July 2, 2004.
July 22, 2004	7,12	Press release dated July 22, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC

Date: August 9, 2004	By: /s/ PHILLIP MERRICK
Phillip Merrick
Chairman of the Board and
Chief Executive Officer

Date: August 9, 2004	By: /s/ MARY DRIDI
Mary Dridi
Chief Financial Officer
(Principal Financial Officer)

