Form 10-K/A
period 2004-03-31
WEBMETHODS INC
filed 2004-08-13
CIK 1035096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive Proxy Statement used in connection with the registrant’s 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 19, 2004 are incorporated by reference into Part III of this Form 10-K to the extent stated.

Explanatory Note

      This Annual Report on Form 10-K/A (Amendment No. 1) amends our Annual Report on Form 10-K for the year ended March 31, 2004 that was filed with the Securities and Exchange Commission on June 14, 2004 to correct errata in the range of exercise prices in the table included in Note 14 of the Notes to Consolidated Financial Statements appearing at the bottom of page F-20 of this report. This had no impact on any other reported amount or disclosure referred to in the Note above.

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

Revenue

      The following table summarizes webMethods’ revenue for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	($ in thousands)
License	$97,282	(16.9)%	$117,066	(3.9)%	$121,803
Professional services	43,923	31.6%	33,378	(6.8)%	35,800
Maintenance	53,320	15.1%	46,310	20.6%	38,393

Total revenue	$194,525	(1.1)%	$196,754	0.4%	$195,996

      The following table summarizes webMethods’ net revenue by geographic region for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	($ in thousands)
Americas	$114,507	(14.4)%	$133,756	(6.5)%	$143,003
Europe	44,965	23.7%	36,351	1.9%	35,666
Japan	20,456	33.9%	15,274	130.3%	6,632
Asia Pacific	14,597	28.4%	11,373	6.3%	10,695

Total revenue	$194,525	(1.1)%	$196,754	0.4%	$195,996

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of the report:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules and Report Thereon

Schedule II — Valuation and Qualifying Accounts	F-26
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-27

(3) Exhibits

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21.1(6)	Subsidiaries of webMethods, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24(6)	Power of Attorney (included on signature page of webMethods’ Form 10-K for the year ended March 31, 2004 filed on June 14, 2004)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1* #	Section 1350 Certification of Chief Executive Officer
32.2* #	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

      (b) Reports on Form 8-K. The following reports on Form 8-K have been furnished, but not filed, by webMethods, Inc. since the beginning of its fiscal quarter on January 1, 2004 through March 31, 2004.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on August 10, 2004.

WEBMETHODS, INC.

By:	/s/ PHILLIP MERRICK

Phillip Merrick
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP MERRICK Phillip Merrick	Chairman of the Board and Chief Executive Officer	August 10, 2004
/s/ MARY DRIDI Mary Dridi	Executive Vice President and Chief Financial Officer and Treasurer	August 10, 2004
* Gary J. Fernandes	Director	August 10, 2004
* James P. Gauer	Director	August 10, 2004
* R. James Green	Director	August 10, 2004
* William A. Halter	Director	August 10, 2004
* Jerry Jasinowski	Director	August 10, 2004
* Jack L. Lewis	Director	August 10, 2004
* Gene Riechers	Director	August 10, 2004
* William V. Russell	Director	August 10, 2004
* Robert T. Vasan	Director	August 10, 2004
*By: /s/ PHILLIP MERRICK Phillip Merrick, Attorney-in-Fact

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

      The following table summarizes the Company’s activity for all of its stock option awards:

		Range of		Weighted Average
	Stock Options	Exercise Price		Exercise Price

Outstanding, March 31, 2001	15,743,245	$0.11 –	$254.27	$58.18
Granted	11,294,307	6.32 –	34.17	15.65
Exercised	(1,451,256)	0.11 –	29.00	7.26
Cancelled	(10,008,085)	0.11 –	254.27	76.97

Outstanding, March 31, 2002	15,578,211	0.11 –	161.29	19.77
Granted	3,606,974	4.32 –	17.82	8.93
Exercised	(906,603)	0.11 –	14.36	3.20
Cancelled	(2,448,580)	0.11 –	151.09	17.70

Outstanding, March 31, 2003	15,830,002	0.11 –	161.29	18.49
Granted	5,598,215	7.54 –	11.70	9.00
Exercised	(620,216)	0.11 –	9.08	4.90
Cancelled	(4,016,541)	2.88 –	161.29	20.44

Outstanding, March 31, 2004	16,791,460	$0.11 –	$161.29	$15.30

      Information regarding stock options outstanding as of March 31, 2004 is as follows:

			Outstanding			Options Exercisable

				Weighted Average
Range of			Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices			Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$0.11	–	$8.57	3,720,563	7.55	$6.45	1,958,585	$5.19
8.58	–	9.58	3,584,981	9.11	8.87	713,288	8.86
9.60	–	12.00	1,702,280	8.67	10.55	534,474	11.28
12.01	–	14.36	5,294,402	7.59	14.29	4,371,987	14.28
14.70	–	161.29	2,489,234	6.91	43.18	1,933,185	46.20

$0.11	–	$161.29	16,791,460	7.91	$15.30	9,511,519	$18.32

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

/s/ PRICEWATERHOUSECOOPERS LLP
____________________________________

McLean, Virginia
May 28, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21.1(6)	Subsidiaries of webMethods, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24(6)	Power of Attorney (included on signature page of webMethods’ Form 10-K for the year ended March 31, 2004 filed on June 14, 2004)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1* #	Section 1350 Certification of Chief Executive Officer
32.2* #	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.