Form 10-Q
period 2004-12-31
WEBMETHODS INC
filed 2005-02-14
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒*     No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐
      As of February 10, 2005, there were outstanding 53,317,777 shares of the registrant’s Common Stock.

*	The registrant’s Form 10-Q for the quarter ended September 30, 2004 will be filed promptly following the filing of this report.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

PART I
FINANCIAL INFORMATION
Item 1:     FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2004	2004

		As restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,196	$75,462
Marketable securities available for sale	56,523	44,328
Accounts receivable, net of allowance of $1,903 and $2,103	51,827	46,741
Prepaid expenses and other current assets	6,610	6,235

Total current assets	184,156	172,766
Marketable securities available for sale	20,206	36,157
Property and equipment, net	7,170	8,106
Goodwill	46,704	46,704
Intangible assets, net	8,990	10,787
Other assets	6,766	9,130

Total assets	$273,992	$283,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,516	$10,919
Accrued expenses	12,908	17,084
Accrued salaries and commissions	12,996	11,560
Deferred revenue	40,397	36,018
Short-term borrowings	—	2,584
Current portion of capital lease obligations	479	909

Total current liabilities	78,296	79,074
Capital lease obligations, net of current portion	99	373
Other long term liabilities	690	1,000
Long term deferred revenue	6,533	6,066

Total liabilities	85,618	86,513

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,311,282 and 52,746,722 shares issued and outstanding	533	527
Additional paid-in capital	524,381	521,455
Deferred stock compensation and warrant charge	(3,641)	(5,625)
Accumulated deficit	(336,368)	(321,473)
Accumulated other comprehensive income	3,469	2,253

Total stockholders’ equity	188,374	197,137

Total liabilities and stockholders’ equity	$273,992	$283,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

		As restated		As restated
	(In thousands, except per share amounts)
Revenue:
License	$25,953	$25,037	$64,610	$67,061
Professional services	11,854	11,210	36,455	30,543
Maintenance	17,156	13,785	46,601	39,101

Total revenue	54,963	50,032	147,666	136,705

Cost of revenue:
Amortization of intangibles	599	599	1,797	599
License	252	601	1,117	1,622
Professional services and maintenance:
Stock based compensation	—	12	—	57
Other professional services and maintenance	13,764	13,614	42,317	37,676

Total cost of revenue	14,615	14,826	45,231	39,954

Gross profit	40,348	35,206	102,435	96,751

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	661	689	1,983	2,106
Other sales and marketing costs	22,103	24,617	63,143	68,534
Research and development:
Stock based compensation	—	5	—	15
Other research and development costs	10,877	11,446	32,747	33,503
General and administrative:
Stock based compensation	—	1	—	7
Other general and administrative costs	7,093	4,333	17,034	13,282
Restructuring and related charges	—	1,315	2,756	1,315
In process research and development	—	4,284	—	4,284

Total operating expenses	40,734	46,690	117,663	123,046

Operating loss	(386)	(11,484)	(15,228)	(26,295)
Interest income	615	549	1,700	2,277
Interest expense	(28)	(56)	(84)	(162)
Other expense	(27)	(196)	(31)	(171)
Impairment of equity investment in private company	—	—	(1,057)	—

Income (loss) before income taxes	174	(11,187)	(14,700)	(24,351)
Provision for income taxes	126	—	195	—

Net income (loss)	$48	$(11,187)	$(14,895)	$(24,351)

Net income (loss) per share:
Basic	$0.00	$(0.21)	$(0.28)	$(0.47)

Dilutive	$0.00	$(0.21)	$(0.28)	$(0.47)

Shares used in per share calculation:
Basic	53,155,607	52,101,406	53,024,466	51,982,122

Dilutive	53,651,756	52,101,406	53,024,466	51,982,122

Comprehensive income (loss):
Net income (loss)	$48	$(11,187)	$(14,895)	$(24,351)
Other comprehensive income (loss):
Unrealized income (loss) on securities available for sale	(70)	(164)	(388)	(254)
Foreign currency cumulative translation adjustment	1,880	1,242	1,604	2,186

Total comprehensive income (loss)	$1,858	$(10,109)	$(13,679)	$(22,419)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,

	2004	2003

		As restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,895)	$(24,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,725	6,416
Provision for doubtful accounts	241	17
Amortization of deferred stock compensation related to employee and non-employee stock options and non-employee stock warrants	1,984	2,185
Amortization of acquired intangibles	1,798	599
Write off of in-process research and development	—	4,284
Impairment of equity investment in private company	1,057	—
Conversion of interest income into equity in private company	—	(257)
Non cash restructuring and related costs, and other	—	54
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(4,131)	8,075
Prepaid expenses and other current assets	(258)	1,320
Other assets	1,400	31
Accounts payable	267	253
Accrued expenses and other liabilities	(4,512)	(2,516)
Accrued salaries and commissions	1,132	(2,211)
Deferred revenue	3,786	(6,632)

Net cash used in operating activities	(7,406)	(12,733)

Cash flows from investing activities:
Acquisitions of businesses and technology, net of cash acquired	—	(32,360)
Purchases of property and equipment	(3,851)	(1,989)
Net maturities of marketable securities available for sale	3,366	26,926
Repayment of investment in private company	—	1,000

Net cash used in investing activities	(485)	(6,423)

Cash flows from financing activities:
Short-term borrowings	3,533	3,348
Payments on short-term borrowings	(6,080)	(3,397)
Payments on capital leases	(747)	(2,789)
Proceeds from exercise of stock options and stock issued under the ESPP	2,932	3,312

Net cash provided by/(used in) financing activities	(362)	474

Effect of exchange rate on cash and cash equivalents	1,987	2,876

Net decrease in cash and cash equivalents	(6,266)	(15,806)
Cash and cash equivalents at beginning of period	75,462	79,702

Cash and cash equivalents at end of period	$69,196	$63,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Amendment No. 2 to Form 10-K for the year ended March 31, 2004. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

2.	Restatements
      On February 3, 2005, the Company issued a press release and thereafter filed a Form 8-K announcing that the Company was restating its financial statements for fiscal year 2004 (ended March 31, 2004), as well as quarterly financial statements for each of the three interim quarterly reports in that fiscal year and for the three months ended June 30, 2004. That announcement related primarily to the recently completed independent investigation conducted by the Company’s Audit Committee into certain transactions of the Company’s Japanese subsidiary.
      As a result of the investigation, the Company’s Audit Committee concluded that improper activities of certain employees of the Japanese subsidiary caused the Company to misstate revenue and expenses for the year ended March 31, 2004 and certain quarters therein and the three months ended June 30, 2004, as well as misstate accounts receivable, deferred revenue, debt and certain other items attributable to the operations of the Japanese subsidiary. The Audit Committee’s investigation found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management.
      The adjustments to the Company’s financial statements in the restatements fall into five general categories: (i) adjustments to license, professional services and maintenance revenue relating to improper activities of certain employees of the Japanese subsidiary; (ii) adjustments to deferred revenue with respect to certain of those revenue items that should have been deferred and recognized as revenue in subsequent periods; (iii) adjustments to properly record expenses of the Japanese subsidiary in the appropriate period; (iv) adjustments to debt (excluding the reclassification of interest expense, which was nominal) and accounts receivable as a result of certain unauthorized borrowings by the Japanese subsidiary that were improperly recorded by it as collections of receivables; and (v) elimination of a provision for tax expense based upon estimates of the taxable income of the Company’s Japanese subsidiary.
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and nine-month periods ended December 31, 2003 and the Company’s Consolidated Balance Sheet at March 31, 2004 have been restated from amounts previously reported. The accompanying consolidated financial data presents the Company’s restated Condensed Consolidated Statements of Operations for the three and nine

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.     Restatements — (Continued)
months ended December 31, 2003 and the restated balance sheet items as of March 31, 2004 on a comparative basis showing the amounts as originally reported and as restated.

Summary of the Significant Effects of the Restatement on the Consolidated Statements of Operations

	Three Months Ended December 31, 2003			Nine Months Ended December 31, 2003

	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

	(In thousands, except per share amounts)
Revenue:
License	$25,037	$—	$25,037	$68,863	$(1,802)	$67,061
Professional services	11,210	—	11,210	30,661	(118)	30,543
Maintenance	13,851	(66)	13,785	39,188	(87)	39,101

Total revenue	50,098	(66)	50,032	138,712	(2,007)	136,705

Cost of revenue	14,826	—	14,826	39,954	—	39,954

Gross profit	35,272	(66)	35,206	98,758	(2,007)	96,751
Operating expenses	46,690	—	46,690	123,046	—	123,046

Operating loss	(11,418)	(66)	(11,484)	(24,288)	(2,007)	(26,295)
Interest and other income, net	295	2	297	1,929	15	1,944

Net loss	$(11,123)	$(64)	$(11,187)	$(22,359)	$(1,992)	$(24,351)

Basic and diluted net loss per share	$(0.21)	$(0.00)	$(0.21)	$(0.43)	$(0.04)	$(0.47)

Summary of the Significant Effects of the Restatement on the Consolidated Balance Sheet

	March 31, 2004

	As previously
	reported	Adjustments	As restated

	(In thousands)
Accounts receivable, net	$47,050	$(309)	$46,741
Prepaid expenses and other current assets	6,398	(163)	6,235
Total current assets	173,238	(472)	172,766
Total assets	284,122	(472)	283,650
Short-term borrowings	—	2,584	2,584
Accounts payable	11,055	(136)	10,919
Deferred revenue	36,785	(767)	36,018
Long term deferred revenue	2,802	3,264	6,066
Total liabilities	81,568	4,945	86,513
Accumulated deficit	(316,360)	(5,113)	(321,473)
Accumulated other comprehensive income	2,557	(304)	2,253

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.     Restatements — (Continued)
      Consequently, the effects of the restatements have been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

3.	Pro Forma Stock Based Compensation
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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

		As restated		As restated
	(In thousands, except per share amounts)
Net income (loss), as reported	$48	$(11,187)	$(14,895)	$(24,351)
Add: Stock-based compensation expense determined under the intrinsic value method	—	46	—	201
Less: Stock-based compensation expense determined under fair value method	(6,349)	(10,526)	(25,964)	(37,353)

Net income (loss), pro forma	$(6,301)	$(21,667)	$(40,859)	$(61,503)

Basic and diluted net loss per common share, as reported	$0.00	$(0.21)	$(0.28)	$(0.47)
Basic and diluted net loss per common share, pro forma	$(0.12)	$(0.42)	$(0.77)	$(1.18)

4.	Computation of Net Loss Per Share
      The calculation of the Company’s net loss per share on a basic and diluted basis is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and a non-employee warrant exercisable for 496,149 and 871,056 shares for the quarters ended December 31, 2004 and 2003, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Employee stock options and a non-employee warrant exercisable for 480,765 and 829,031 shares for the nine months ended December 31, 2004 and 2003, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	December 31,

	2004	2003

		As restated
	(In thousands)
Cash paid during the period for interest	$102	$161
Non-cash investing and financing activities:
Equipment purchased under capital lease	$43	$1,454
Conversion of interest income into equity in private company	$—	$1,257
Change in net unrealized loss on marketable securities	$(388)	$(254)

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Segment Information
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic regions being the Americas, Europe, Japan and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

		As restated		As restated
	(In thousands)
Revenue
Americas	$31,290	$28,956	$89,379	$80,370
Europe	16,965	10,652	35,250	33,313
Japan	2,173	5,693	11,838	12,492
Asia Pacific	4,535	4,731	11,199	10,530

Total	$54,963	$50,032	$147,666	$136,705

	As of	As of
	December 31,	March 31,
	2004	2004

	(In thousands)
Long Lived Assets
Americas	$65,501	$70,497
Europe	1,923	2,189
Japan	1,632	1,681
Asia Pacific	573	360

Total	$69,629	$74,727

7.	Restructuring and Related Charges
      The Company has recorded restructuring and related charges to align its cost structure with changing market conditions. During the nine months ended December 31, 2004, the Company recorded a restructuring charge of $3.0 million due to a reduction in headcount and a $256,000 adjustment to previously recorded restructuring charges due to a revision in estimated severance and related benefits, resulting in a net restructuring charge of $2.8 million.
      The Company has previously recorded restructuring and related charges due to reductions in headcount and consolidation of offices. The cumulative amount of restructuring and related charges for the period September 30, 2001 through March 31, 2004, was $13.3 million.
      As of December 31, 2004 and March 31, 2004, respectively, $2.0 million and $3.1 million of restructuring and related charges remained unpaid. The December 31, 2004, balance includes $1.7 million relating to rent on excess facilities that is to be paid over the remaining rental periods and $220,000 relating to severance and other related benefits that is to be paid out according to the severance agreements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Restructuring and Related Charges — (Continued)
      The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of December 31, 2004:

	Excess	Severance and
	Facilities	Related Benefits	Total

	(In thousands)
Balance at March 31, 2004	$2,360	$749	$3,109
Charges recorded during the nine months ended December 31, 2004	—	3,012	3,012
Adjustment due to revision in estimated severance and related benefits	—	(256)	(256)
Cash payments made during the nine months ended December 31, 2004	(613)	(3,285)	(3,898)

Balance at December 31, 2004	$1,747	$220	$1,967

8.	Investment in Private Company
      In April 2000, the Company made an investment in a third party totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in this equity investment. In June 2003, the Company received $1,000,000 as repayment of the convertible debt and converted $257,000 of interest income into additional equity. In September 2004, the Company recorded an other-than-temporary decline in value of $1,057,000 in this equity investment. The third party has been a business partner of the Company. As of December 31, 2004 and March 31, 2004, the carrying value of the investment in this third party was $0 and $1,057,000, respectively.

9.	Borrowings
      The Company has a line of credit agreement with a bank to borrow up to a maximum principal amount of $20,000,000 with a maturity date of April 30, 2005. Borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. The agreement includes restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets to current liabilities, excluding deferred revenue of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be the greater of $35,000,000 or 85% of the average total revenue for the immediately preceding four fiscal quarters. As of December 31, 2004, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company has obtained letters of credit totaling approximately $1.1 million related to office leases.
      In March 2004, the Japanese subsidiary borrowed $2.6 million from a reseller, which was repaid in May 2004. The Company’s Japanese subsidiary had no borrowings outstanding as of December 31, 2004.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of financial performance or financial results, including items such as revenue, costs or expense, cost savings, margins, revenue from specific geographic regions income or loss, earnings or loss per share, return to profitability on a pro-forma or GAAP basis, capital expenditures, costs of investigations, legal compliance efforts and modification, testing and remediation of internal controls, cash requirements or other financial items or metrics, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current and anticipated software offerings, (ii) statements of the plans or objectives of the Company or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, competitive strategies and the impact of competition, development and continuation of strategic partnerships and alliances, contributions to future financial performance of any of our new or existing products, technologies or businesses, contribution to our financial performance by business partners or specific geographic regions, implementation and effect of sales and marketing initiatives by the Company, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives or our product offerings, the ability to control expenses or achieve projected expense levels, future hiring, the Company’s business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negatives thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Amendment No. 2 Form 10-K for the year ended March 31, 2004 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
RECENT DEVELOPMENTS
Restatement
      On February 3, 2005, the Company issued a press release and thereafter filed a Form 8-K announcing that the Company was restating its financial statements for fiscal year 2004 (ended March 31, 2004), as well as quarterly financial statements for each of the three interim quarterly reports in that fiscal year and for the three months ended June 30, 2004. That announcement related primarily to the recently completed independent investigation conducted by the Company’s Audit Committee into certain transactions of the Company’s Japanese subsidiary.
      As a result of the investigation, the Company’s Audit Committee concluded that improper activities of certain employees of the Japanese subsidiary caused the Company to misstate revenue and expenses for the year ended March 31, 2004 and certain quarters therein and the three months ended June 30, 2004, as well as misstate accounts receivable, deferred revenue, debt and certain other items attributable to the operations of the Japanese subsidiary. The Audit Committee’s investigation found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management.
      The adjustments to the Company’s financial statements in the restatements fall into five general categories: (i) adjustments to license, professional services and maintenance revenue relating to improper activities of certain employees of the Japanese subsidiary; (ii) adjustments to deferred revenue with respect to certain of those revenue items that should have been deferred and recognized as revenue in subsequent periods; (iii) adjustments to properly record expenses of the Japanese subsidiary in the appropriate period; (iv) adjustments to debt (excluding the reclassification of interest expense, which was nominal) and accounts receivable as a result of certain unauthorized borrowings by the Japanese subsidiary that were improperly recorded by it as collections of receivables; and (v) elimination of a provision for tax expense based upon estimates of the taxable income of the Company’s Japanese subsidiary.
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and nine-month periods ended December 31, 2003 and the Company’s Consolidated Balance Sheet at March 31, 2004 have been restated from amounts previously reported. None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the nine-months ended December 31, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
      Consequently, the effects of the restatements have been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.
OVERVIEW
Background
      We are a leading provider of business integration software enabling customers to integrate, assemble and optimize their available information technology assets to drive business process productivity. Our software products and related services give organizations the ability, seamlessly and in real-time, to integrate disparate information resources to create a unified, homogenous view of those resources. By effectively eliminating the disparity between the underlying systems, our customers are better able to connect their customers, vendors and business partners with our customer’s organization and their employees. The result is streamlined operational systems, increased visibility into critical data and business processes, and better connectivity to the information technology assets of our customers’ organizations, both internally and externally. Our customers’ organizations benefit by increasing the value from their information technology assets, by improving their ability to quickly respond to external business drivers, and by establishing the proper levels of control and governance over critical business processes.
      We license our software and provide services to Global 2000 customers through our direct sales force augmented by system integrators, application software partners and distributors. In Japan and the Asia Pacific region and, to a lesser extent, in Europe and the Americas, we also license our software through resellers. We license our software to customers primarily on a perpetual basis. As of December 31, 2004, we had over 1,250 customers, compared to approximately 1,000 customers as of December 31, 2003.
      We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During the third quarter of our fiscal year 2005, our global customer services group reported and documented approximately 165 separate production events as compared to over 130 such events reported and documented during the quarter ended December 31, 2003. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other business integration projects and serve as a reference customer for us in our future sales efforts.
      In October 2003, the Company completed the business and asset acquisitions of The Mind Electric, Inc. (“TME”), The Dante Group and the portal solution previously known as DataChannel. TME was a leading provider of software for the service-oriented architectures and The Dante Group, Inc. was a provider of business activity monitoring software. The aggregate purchase price for these three acquisitions was approximately $32.4 million in cash.
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
Revenue Recognition
      We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 3 of the Consolidated Financial Statements included in the Company’s Amendment No. 2 to Form 10-K for the year ended March 31, 2004 for a more comprehensive discussion of our revenue recognition policies. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue.
      Policies related to revenue recognition require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. These sources may publish new authoritative guidance which might impact current revenue recognition policies. We continue to evaluate our revenue recognition policies as new authoritative interpretations and guidance are published, and where appropriate, may modify our revenue recognition policies. Application of our revenue recognition policy requires a review of our license and professional services agreements with customers and may require management to exercise judgment in evaluating whether delivery has occurred, payments are fixed and determinable, collection is probable, and where applicable, if vendor-specific objective evidence of fair value exists for undelivered elements of the contract. In the event judgment in the application of our revenue recognition policies is incorrect, the revenue recognized by us could be impacted.

Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customer’s specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Acquired In-process Research and Development
      Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 13 in the Consolidated Financial Statements included in the Company’s Amendment No. 2 to Form 10-K for the year ended March 31, 2004 for more comprehensive information).
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
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the three and nine months ended December 31, 2004 and 2003 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,

			Percentage			Percentage
	2004	2003	Change	2004	2003	Change

		As restated			As restated
	($ in thousands)
Total revenue	$54,963	$50,032	10%	$147,666	$136,705	8%
Gross profit	40,348	35,206	15%	102,435	96,751	6%
% of total revenue	73%	70%		69%	71%
Total operating expenses	40,734	46,690	(13)%	117,663	123,046	(4)%
% of total revenue	74%	93%		80%	90%
Operating loss	(386)	(11,484)	(97)%	(15,228)	(26,295)	(42)%
% of total revenue	(1)%	(23)%		(10)%	(19)%
Net income (loss)	$48	$(11,187)	(100)%	$(14,895)	$(24,351)	(39)%
% of total revenue	0%	(22)%		(10)%	(18)%
      Our net income for the three months ended December 31, 2004 was $48,000 as compared to a net loss of $11.2 million for the three months ended December 31, 2003. This improvement was due primarily to a $4.9 million increase in total revenue and a $6.0 million decrease in total operating expenses in the three months ended December 31, 2004 compared to the same period in the prior year. The decrease in total operating expenses was due primarily to a $4.3 million in process research and development charge and a $1.3 million restructuring charge included in the three months ended December 31, 2003.
      Our net loss of $14.9 million for the nine months ended December 31, 2004 decreased by approximately $9.5 million from a net loss of approximately $24.4 million in the nine months ended December 31, 2003. The decrease in net loss was due primarily to the following changes in the nine months ended December 31, 2004 as compared to the prior year period: an $11.0 million increase in total revenue and a $5.4 million decrease in total operating expenses which was offset by a $5.3 million increase in total cost of revenue and a $1.1 million impairment of an equity investment in a private company equity.
Revenue
      The following table summarizes our revenue for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,			Nine Months Ended December 31,

		Percentage			Percentage
	2004	Change	2003	2004	Change	2003

			As restated			As restated
	($ in thousands)
License	$25,953	4%	$25,037	$64,610	(4)%	$67,061
Professional services	11,854	6%	11,210	36,455	19%	30,543
Maintenance	17,156	24%	13,785	46,601	19%	39,101

Total revenue	$54,963	10%	$50,032	$147,666	8%	$136,705

      The following table summarizes our net revenue by geographic region for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,			Nine Months Ended December 31,

		Percentage			Percentage
	2004	Change	2003	2004	Change	2003

			As restated			As restated
	($ in thousands)
Americas	$31,290	8%	$28,956	$89,379	11%	$80,370
Europe	16,965	59%	10,652	35,250	6%	33,313
Japan	2,173	(62)%	5,693	11,838	(5)%	12,492
Asia Pacific	4,535	(4)%	4,731	11,199	6%	10,530

Total revenue	$54,963	10%	$50,032	$147,666	8%	$136,705

      Total revenue for the three months ended December 31, 2004 increased by 10% compared to the same period in the prior year due to increases in license, professional services and maintenance revenue. Total revenue for the nine months ended December 31, 2004 increased by 8% due to increases in professional services and maintenance revenue, offset by a decrease in license revenue.
      License revenue for the three months ended December 31, 2004 increased by 4% as compared to the same period in the prior year despite our having fewer quota bearing sales representatives during the three months ended December 31, 2004 as compared to the same period in the prior year. This 4% increase in license revenue was due to our broader suite of software products available for sale (due to our October 2003 acquisitions of The Mind Electric, Inc., The Dante Group, Inc. and DataChannel), as well as improved sales force productivity and execution resulting from improved sales processes.
      The 4% decrease in license revenue for the nine months ended December 31, 2004 was due primarily to unexpectedly low license revenue in the three month period ended June 30, 2004. During that period, we did not close a number of expected opportunities we were working on near the end of that quarter and experienced lower closure rates of large transactions across almost every geographical region. We believe that prospective customers exhibited an unexpected degree of cautiousness during the June 2004 quarter, with greater involvement of their procurement departments and greater demands for various contractual contingencies unacceptable to us, which extended or delayed anticipated closure of license transactions. We also had occasional sales execution or forecasting issues that contributed to license transactions not closing in the June 2004 quarter as we anticipated.
      Professional services revenue for the three and nine month periods ended December 31, 2004 increased by 6% and 19%, respectively as compared to the same periods in the prior year. These increases in professional services revenue levels are due primarily to an increase in billable hours recorded by our professional services staff and/or subcontractors, which is due partially to the increased demand for our professional services from our customer base.
      Maintenance revenue for the three and nine month periods ended December 31, 2004 increased by 24% and 19%, respectively as compared to the respective periods in the prior year due primarily to the increase in the number of copies of our software licensed by our customers and the cumulative effect of initial or renewed post-contract maintenance and support agreements, which are recognized ratably over the term of the agreement.
Cost of Revenue and Gross Margin
      The following table summarizes our gross margin by type of revenue, excluding stock based compensation, for the three and nine months ended December 31, 2004 and 2003:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2004	2003	2004	2003

		As restated		As restated
License margin	97%	95%	95%	97%
Professional services and maintenance margin	53%	45%	49%	46%
Gross margin	73%	70%	69%	71%
      Total gross margin, license margin, and professional services and maintenance margin for the three months ended December 31, 2004 improved as compared to the prior year period. Gross margin for the nine months ended December 31, 2004, decreased to 69% compared to 71% in the prior year period due primarily to the decrease in license revenue as a percentage of total revenue and the increase in cost of license revenue due to the amortization of intangibles for technology acquired in October 2003, which was partially offset by an improvement in professional services and maintenance margins.
      Our cost of license revenue consists primarily of royalties for products embedded in our software which we license from third parties, and amortization of intangible related to certain technology we acquired in October 2003. The improvement of our license margin to 97% for the three months ended December 31, 2004 is due to a reduction in royalties related to a product previously embedded in our software, which we licensed from a third party, and which we have replaced with internally developed software.
      The decrease in our license margin to 95% for the nine months ended December 31, 2004 is due to the full period effect of the amortization of intangibles related to certain technology we acquired in October 2003, partially offset by a reduction in royalties related to a product previously embedded in our software, which we licensed from a third party, and which we have replaced with internally developed software.
      Our cost of professional services and maintenance revenue consists of costs related to our professional services and support personnel, as well as subcontractors we hire to provide implementation and support services. Our gross margin on professional services and maintenance revenue was 53% and 45% for each of the three months ended December 31, 2004 and 2003, respectively, and 49% and 46% for the nine months ended December 31, 2004 and 2003, respectively. These margin improvements are due primarily to increases in maintenance revenue for the three and nine months ended December 31, 2004.

Operating Expenses
      The following table presents certain information regarding our operating expenses during the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,			Nine Months Ended December 31,

			Percentage			Percentage
	2004	2003	Change	2004	2003	Change

		As restated			As restated
	($ in thousands)
Operating expenses:
Sales and marketing*	$22,103	$24,617	(10)%	$63,143	$68,534	(8)%
% of total revenue	40%	49%		43%	50%
Research and development*	10,877	11,446	(5)%	32,747	33,503	(2)%
% total revenue	20%	23%		22%	25%
General and administrative*	7,093	4,333	64%	17,034	13,282	28%
% of total revenue	13%	9%		12%	10%
Stock based compensation and warrant charge	661	695	(5)%	1,983	2,128	(7)%
% of total revenue	1%	1%		1%	2%
Restructuring charges	—	1,315	(100)%	2,756	1,315	110%
% of total revenue	0%	3%		2%	1%
In process research and development	—	4,284	(100)%	—	4,284	(100)%
% of total revenue	0%	8%		0%	3%
Total operating expenses	$40,734	$46,690	(13)%	$117,663	$123,046	(4)%
% of total revenue	74%	93%		80%	90%

*	Excludes stock based compensation and warrant charge, as applicable.
      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, as applicable and restructuring charges. For the three months ended December 31, 2004, our operating expenses, excluding stock based compensation and warrant charge, restructuring charges and in process research and development, decreased by $323,000 to $40.1 million compared to $40.4 million in the prior year period. This decrease was due primarily to our continued focus on controlling expenses. For the nine months ended December 31, 2004, our operating expenses, excluding stock based compensation and warrant charge, restructuring charges and in process research and development, decreased $2.4 million to $113.0 million from $115.3 million in the prior year period.
      For the three months ended December 31, 2004, our sales and marketing expense, excluding stock based compensation and warrant charge, decreased by $2.5 million and decreased as a percentage of revenue compared to the prior year period. The absolute dollar decrease was primarily due to lower personnel costs due to a decrease in the number of sales and marketing employees, as well as decreases in marketing program costs and lower travel costs. For the nine months ended December 31, 2004 sales and marketing expense, excluding stock based compensation and warrant charge, decreased by $5.4 million and decreased as a percent of revenue compared to the prior year period. The absolute dollar decrease was primarily due to lower personnel costs due to a decrease in the number of sales and marketing employees, as well as decreases in commission expenses, marketing program costs and travel costs. For the three and nine months ended December 31, 2004, research and development expense, excluding stock based compensation, decreased $569,000 and $756,000, respectively, in absolute dollars and decreased as a percentage of revenue due to the increase in total revenue.
      For the three months ended December 31, 2004, general and administrative expense, excluding stock based compensation, increased by $2.8 million and increased to 13% as a percentage of revenue compared to 9% in the prior year period. For the nine months ended December 31, 2004, general and administrative expense, excluding stock based compensation, increased by $3.8 million and increased as a percentage of revenue compared to the prior year period. In both the three and nine month periods ended December 31, 2004, the increases were primarily due to an increase in accounting and legal services associated with the internal investigation of the Company’s Japanese subsidiary as discussed in Note 2 above, as well as additional personnel costs, Sarbanes-Oxley Act compliance costs and costs related to an employment matter.
      Stock based compensation and warrant charge was $2.0 million and $2.2 million during the nine months ended December 31 2004 and 2003, respectively, of which $57,000 was included in cost of sales for the nine months ended December 31, 2003. Stock based compensation and warrant charge was $661,000 and $707,000 in the three months ended December 31, 2004 and 2003, respectively, of which $12,000 was included in cost of sales for the three months ended December 31, 2003. Deferred stock based compensation and warrant charge was recorded for the following transactions:

(i) The grant of stock options to employees and non-employee directors at exercise prices less than the deemed fair value of our common stock at the date of the grant; and

(ii) An OEM/ Reseller agreement we entered into with i2 Technologies (i2) in March 2001 under which we issued a warrant which, as amended, permits i2 to purchase 710,000 shares of webMethods, Inc. common stock at an exercise price of $28.70 per share. The fair value of the warrant, based on the Black-Scholes valuation model, was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the amended agreement, i2 will pay us OEM fees of $8.8 million over the amended term of the OEM/ Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.
      The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.
Interest Income
      Interest income was $615,000 for the three months ended December 31, 2004 compared to $549,000 for the prior year period. For the nine months ended December 31, 2004, interest income decreased to $1.7 million compared to $2.3 million for the prior year period primarily due to decreased cash and marketable securities balances related primarily to the cash used in connection with the October 2003 acquisitions.
Interest Expense
      Interest expense is primarily due to equipment leasing arrangements in the Americas. During the three and nine months ended December 31, 2004, interest expense was $28,000 and $84,000, respectively as compared to $56,000 and $162,000, respectively for the prior year periods.
Other Expense
      Other expense is primarily due to net losses on foreign currency transactions. During the three and nine months ended December 31, 2004, we incurred other expense of $27,000 and $31,000, respectively, compared to $196,000 and $171,000 in the respective prior year periods.

Income Taxes
      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently probable.
      As of March 31, 2004, we had net operating loss carry-forwards of approximately $279.8 million. These net operating loss carry-forwards are available to reduce future taxable income and begin to expire in fiscal year 2007. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have limited the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.
      During the three and nine months ended December 31, 2004, our operations from foreign subsidiaries incurred tax expense of $126,000 and $195,000, respectively, that the Company cannot offset by utilizing its net operating losses generated in prior years.
LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2004, cash and marketable securities available for sale totaled $145.9 million compared to $155.9 million as of March 31, 2004.
      Net cash used in operating activities was $7.4 million and $12.7 million for the nine months ended December 31, 2004 and 2003, respectively. The decrease in cash used in operating activities during the nine months ended December 31, 2004, compared to the nine months ended December 31, 2003, was due primarily to a $9.5 million reduction in net loss, offset by $3.5 million in net changes in non-cash expenses and charges.
      Net cash used in investing activities was $485,000 and $6.4 million for the nine months ended December 31, 2004 and 2003, respectively. During the nine months ended December 31, 2004, net cash provided from the maturity of marketable securities was $3.4 million, as compared to $26.9 million for the nine months ended December 31, 2003, and net cash used in the acquisitions of business and technology totaled $32.4 million. Capital expenditures were $3.9 million and $2.0 million in the nine months ended December 31, 2004 and 2003, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the months ended December 31, 2003, we received $1.0 million in proceeds from the prepayment of a portion of an investment in a private company.
      Net cash used in financing activities was $362,000 for the nine months ended December 31, 2004, and net cash provided by financing activities was $474,000 for the nine months ended December 31, 2003. These cash flows primarily reflect net cash proceeds from exercises of stock options, Employee Stock Purchase Plan common stock issuances and short-term borrowings by the Company’s Japanese subsidiary, offset by payments on capital leases and short-term borrowings in the nine months ended December 31, 2004 and 2003. Net cash proceeds from exercises of stock options and Employee Stock Purchase Plan common stock issuances were $2.9 million and $3.3 million for each of the nine months ended December 31, 2004 and 2003, respectively. Net cash proceeds from short-term borrowings by the Company’s Japanese subsidiary, were $3.5 million and $3.3 million for the nine months ended December 31, 2004 and 2003, respectively. Payments on short-term borrowings were $6.1 million and $3.4 million for the nine months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had no borrowings outstanding. Payments on capital leases were $747,000 and $2.8 million for the nine months ended December 31, 2004 and 2003, respectively.
      We have a line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of April 30, 2005. We intend to renew the line of credit before it expires. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of December 31, 2004, we had not borrowed against this line of credit. In connection with the line of credit, we have outstanding letters of credit totaling approximately $1.1 million related to office leases. In connection with leasing of replacement office space, we will be required to supply additional letters of credit that are expected to total $1.5 million. Borrowings under this line are limited to 80% of eligible accounts receivable.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In December 2004 the Financial Accounting Standards Board issued revised SFAS No. 123R, “Share-Based Payment,” which sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. The Company currently provides pro forma disclosure of the effect on net income or loss and earnings or loss per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. Accordingly, beginning in its second quarter of fiscal 2006, the Company will be required to adopt SFAS No. 123R and recognize the cost of all share-based payments to employees, including stock option grants, in the income statement based on their fair values. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS 123R will have a material effect on our results of operations.
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
Unanticipated fluctuations in our quarterly revenue or operating results, or failure to return to and maintain profitability, could significantly affect the price of webMethods’ common stock.
      Quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or analysts, that could have a material adverse effect on the market price of webMethods’ common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, the timing and terms of large transactions with customers, competitive pressures, fluctuations in the revenue of our geographic regions, our ability to execute on our business plans, the impact of investigations and changes on management or other personnel in various geographical regions, the amount and timing of operating costs, the costs of investigating allegations or resolving pending or threatened legal claims, delays in the availability of new products or new releases of existing products, costs of legal compliance and modification, testing and remediation of internal controls and changes that we may make in our business, operations and infrastructure. In addition, economic conditions and other events beyond our control, such as economic uncertainties, geopolitical developments or uncertainties, travel limitations, infectious outbreaks like SARS, terrorist acts and other major, unanticipated events may have significant negative impact on our quarterly operating results and delay our ability to return to and maintain profitability on a basis determined in accordance with accounting principles generally accepted in the United States (GAAP). Further, the expensing of stock options in the future, the costs of compliance with the Sarbanes-Oxley Act and other legal and compliance requirements could add significant costs that may impede or delay our ability to return to and maintain profitability on a GAAP basis. If our quarterly revenue or operating results are adversely impacted, that could have a material adverse effect on the market price of webMethods’ common stock.
      We generally close a substantial number of license transactions in the last month of each quarter, which makes it more difficult to gauge the level of license revenue we will have in any quarter until near to, or after, its conclusion. We expect to continue devoting resources to our sales and marketing operations and our research and development activities. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If revenue falls below our expectations in a quarter or our operating costs increase in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the guidance we provide publicly or expectations of investors or analysts. It is possible that our revenue or operating results in the future may be below the guidance we provide publicly and the expectations of investors or analysts and, as a result, the market price of webMethods’ common stock may fall significantly. In addition, the stock market, particularly the stock prices of independent infrastructure software companies, has been very volatile. This volatility is often not related to the operating performance of the companies. From our initial public offering in February 2000 until February 11, 2005, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $3.96.
Growth of our sales may slow from time to time, causing our quarterly operating results to fluctuate and possibly resulting in significant volatility in the market price of webMethods’ common stock.
      Due to customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, our ability to execute on our business plan, changes that we may make in our business or operations, seasonal factors or major, unanticipated events, we may experience a lower growth rate for, no growth in, or a decline in quarterly or annual revenue from sales of our software and services in some or all of the geographic regions in which we operate. For example, the growth rate for revenue from sales of our software and services during summer months may be lower than at other times during the year, particularly in European markets, and may be impacted by the annual nature of our sales compensation plans. Growth of revenue from sales of software in Japan may be impacted by the recent investigation of improper activities there.
      We also may experience delays or declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, purchasing practices and requirements of prospective customers, including contract provisions or contingencies they may request, changes in demand for our software and services, changes that we may make in our business or operations, economic uncertainties, geopolitical developments or uncertainties, travel limitations, infectious outbreaks like SARS, terrorist acts or other major unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any misperception by us in the needs of our customers and prospective customers, or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in significant volatility in the market price of webMethods’ common stock.
We are a relatively young company and have a relatively limited operating history with which to evaluate our business and the prospects of achieving our anticipated growth and our forecasts of operating results.
      We commenced operations in September 1996. Active Software, with which we completed a merger in August 2000, was incorporated in September 1995. We have been operating as a combined company since August 2000. In addition, we have acquired several businesses and technologies with limited operating histories. During much of our history, we have sustained losses from operations. For a number of reasons described in other factors listed here, we may not be able to achieve our anticipated revenue growth, and control costs of operations, to achieve our forecasts of operating results, including returning to and maintaining profitability on a GAAP basis. That situation could have a material adverse effect on the market price of webMethods’ common stock. If we do not generate sufficient revenue to achieve and maintain income from operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings. If we are unable to grow as planned, our chances of returning to and maintaining profitability and the anticipated or forecasted results of operations could be reduced, which, in turn, could have a material adverse effect on the market price of webMethods’ common stock.
Our target markets are highly competitive, and we may not be able to compete effectively.
      The markets for business integration solutions, Service Oriented Architecture capabilities, Business Activity Monitoring and Business Process Management solutions and Composite Application framework capabilities are rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications, monitor and optimize business processes and workflows, provide Service-Oriented Architectures, enable Web services and provide customers the capabilities to run, manage and optimize their enterprise. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy our Service Oriented Architecture technology, our webMethods Fabric product suite or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors; companies that develop their own integration software or Web services technology; business integration software vendors; electronic data interchange vendors; vendors of proprietary enterprise application integration; vendors of portal products; and application server vendors. We also face competition from providers of various technologies to enable Web services. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, application software vendors with whom we currently have or have had strategic relationships sometimes offer competitive solutions or may become or are competitors. Some of our competitors or potential competitors may have more experience developing technologies or solutions competitive with ours, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our solutions, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing solutions and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales, decreased market share or longer sales cycles or sales processes involving more extensive demonstrations of product capabilities, which in turn could harm our business, operating results and financial condition.
Costs of legal investigations and compliance matters, and demands on management time and attention relating to those matters, may increase our operating expenses and impact our operating results.
      The recently-concluded investigation by our Audit Committee concerning certain activities of personnel in our Japanese subsidiary, as well as the costs associated with a personnel matter have resulted in significant expense and management time and attention, and we anticipate that we will incur significant expense relating to the Audit Committee investigation and the associated restatements of financial statements. Further investigations, personnel matters or other legal compliance matters could significantly increase expenses and demands on management time and attention, thereby possibly adversely impacting our operating results, and potentially leading to unanticipated increases in expenses in the future, which could materially decrease the market price of webMethods’ common stock.
Our financial statements have been impacted, and could again be impacted, by improper activities of our personnel.
      As we have recently experienced with our restatements for the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, our financial statements can be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of their activities. For instance, revenue recognition depends upon the terms of our agreements with our customers, among other things. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms, without our knowledge that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. In addition, depending upon when we learn of improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which could have a significant adverse impact on our business, operating results and financial condition. We have implemented, and are implementing, new or additional controls to prevent such conduct, but we cannot be certain that these new or additional controls will be effective.
We rely on strategic alliances with major system integrators and other similar relationships to promote and implement our software and, if these relationships diminish or terminate, we may lose important deals and marketing opportunities.
      We have established strategic relationships with system integration partners and others. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During our fiscal year 2004 and the first three quarters of our fiscal year 2005, our systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that leverage to continue in future periods. If our relationships with our strategic business partners diminished or terminated or if we failed to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. Our partners often are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our target markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business, our operating results and the market price of webMethods’ common stock.

Our assessment as to the adequacy of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 may cause our operating expenses to increase. If we are unable to certify the adequacy of our internal controls and our independent auditors are unable to attest thereto, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of webMethods’ common stock.
      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. These rules will first apply to webMethods with respect to our fiscal year ending March 31, 2005. To comply with the Sarbanes-Oxley Act and the SEC’s new rules and regulations, we are evaluating our internal control systems and taking remedial actions to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. As a result, we have incurred expenses, and expect to incur additional expenses, and diversion of management’s time and attention, which may increase our operating expenses and impair our ability to sustain profitability on a pro forma basis and achieve profitability on a GAAP basis. While we are endeavoring to implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, there can be no assurance that we will be able to maintain our schedule to complete all assessment and testing in a timely manner and, if we do not, that we and our independent auditors will have the resources available to complete necessary assessment and reporting on internal controls on a timely basis. The material weakness in our internal controls discovered as a result of the recently-completed internal investigation concerning our Japanese subsidiary increases the difficulty of completing the modification, testing and remediation of our internal controls by March 31, 2005. Further, we cannot be certain that our testing of internal controls and resulting remediation actions will yield adequate internal controls over financial reporting as required by Section 404. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of the our financial statements, which could cause the market price of webMethods’ common stock to decline.

Our disclosure controls and procedures and our internal controls over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances.
      Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems.

Treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to return to and maintain profitability.
      The Financial Accounting Standards Board has proposed requiring companies to record compensation expense regarding stock options and participation in employee stock purchase plans. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (ESPP). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 15 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in our Amendment No. 2 on Form 10-K for our fiscal year ended March 31, 2004. If we choose, or are required, to record an expense for our stock-based compensation plans, we could incur a significant compensation expense, and any such expense could significantly impair our ability to return to and maintain profitability on a GAAP basis. That impact on our ability to return to and maintain profitability on a GAAP basis could have a material adverse effect on the market price of webMethods’ common stock.

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
      We need to maintain and further develop our direct and indirect sales and distribution efforts, both domestically and internationally, in order to increase market awareness and sales of our software and the related services we offer. Our software and solutions require a sophisticated sales effort targeted at multiple departments within an organization. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of such personnel. Our competitors have attempted to hire employees away from us, and we expect that they will continue such attempts in the future. We also plan to use our relationships with system integrators and other third-party resellers to further develop our indirect sales channel. As we continue to develop our indirect sales channel, we will need to manage potential conflicts between our direct sales force and third-party reselling efforts, which may impact our business and operating results.

We intend to continue expanding our international sales efforts, and our inability to do so or lapses that may occur, could harm our business and operating results.
      We have been, and intend to continue, expanding our international sales efforts. We have relatively limited experience in marketing, selling and supporting our software and services in certain international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; the difficulty of ensuring adherence to our revenue recognition and other policies, internal controls and disclosure controls; unexpected changes in regulatory requirements, business practices, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.
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
      We expect that the rapid evolution of business integration software and related standards and technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems or enterprise applications, will require us to adapt our software and solutions to remain competitive. Our software and solutions could become obsolete, unmarketable or less desirable to prospective customers if we are unable to adapt to new technologies or standards. Serious defects may be found during the period immediately following introduction of new software or enhancements to existing software or in product implementations in varied information technology environments. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to reallocate product development resources or postpone the release of new versions of our software. The reallocation of resources associated or any postponement could cause delays in the development and release of future enhancements to our currently available software, could require significant additional professional services work to address operational issues and could damage the reputation of our software in the marketplace. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our partners and customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software experiences performance problems or ceases to demonstrate technology leadership, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers and certain partners depend on our software for their critical systems and business functions, any interruptions in operation of our software or solutions could cause our customers and certain partners to initiate warranty or product liability suits against us.

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
      Claims of alleged infringement, regardless of merit, may have a material adverse effect on our business in a number of ways. Claims may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. In addition, in the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages, and also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Five of our customers have been subject to such claims and litigation, and we or other customers may in the future be subject to additional claims and litigation. We have settled one such claim and may in the future settle any other such claims with which we may be involved, regardless of merit, to avoid the cost and uncertainty of continued litigation. Defense of any lawsuit or failure to obtain any such required licenses could significantly harm our business, operating results and financial condition and the price of webMethods’ common stock. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims. Our current insurance programs do not cover claims of patent infringement.

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
      Our Board of Directors adopted a rights plan and declared a dividend distribution of one right for each outstanding share of webMethods’ common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of webMethods’ stock and could discourage, delay or prevent a merger or acquisition of webMethods, Inc. that stockholders may consider favorable. In addition, provisions of the current certificate of incorporation and bylaws of webMethods, Inc., as well as Delaware corporate law, could make it more difficult for a third-party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

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
      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances of our subsidiaries located in Australia, Canada, United Kingdom, France, Germany, India, Japan, the Netherlands, the Peoples Republic of China, South Korea, Hong Kong, Malaysia and Singapore. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro or other local currency of the country in which our subsidiaries are located, against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.
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
  Disclosure Controls and Procedures
      Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Commission’s rules and forms is recorded, processed, summarized and reported within the time periods specified under such rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      On November 1, 2004, an employee of our Japanese subsidiary notified webMethods’ management of the employee’s concerns regarding certain transactions involving a small number of that subsidiary’s resellers. The Audit Committee of webMethods’ Board of Directors promptly took action, including hiring independent legal counsel, which in turn engaged forensic accountants, to conduct an independent investigation into the allegations. In late January 2005, the independent legal counsel provided the Audit Committee with a report of its findings. As a result of the investigation, the Company’s Audit Committee concluded that improper activities of certain employees of the Japanese subsidiary caused the Company to misstate revenue and expenses for the year ended March 31, 2004 and certain quarters therein and the three months ended June 30, 2004, as well as misstate accounts receivable, deferred revenue, debt and certain other items attributable to the operations of the Japanese subsidiary. The Company promptly announced that it was restating its financial statements for fiscal year 2004 (ended March 31, 2004), as well as quarterly financial statements for each of the three interim quarterly reports in that fiscal year and for the three months ended June 30, 2004.
      The Audit Committee’s investigation and additional efforts undertaken by the Company found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management. As a result of those findings and determinations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures in effect as of December 31, 2004 were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting with respect to our Japanese subsidiary discussed below.
  Internal Controls Over Financial Reporting
      In connection with the Audit Committee investigation and other efforts by the Company, we have identified a material weakness in our internal controls over financial reporting with respect to our Japanese subsidiary in effect as of December 31, 2004. The identified material weakness relates to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of our financial statements.
      In order to reduce the risks of recurrence of such material weakness in future periods, we have implemented, or are implementing, the following steps to strengthen our internal controls over financial reporting:

•	We have placed the employees of our Japanese subsidiary who were principally involved in the improper activities on a special status under Japanese labor law under which they have no further access to the offices or e-mail system of our Japanese subsidiary and are precluded from conducting business on behalf of the Company. We are pursuing disciplinary actions, which may include termination and restitution, concerning each employee implicated in wrongdoing in accordance with Japanese labor law and the work rules of the Company’s Japanese subsidiary.

•	We have engaged an experienced financial consulting firm in Japan to assist the Company in providing financial and accounting services on behalf of our Japanese subsidiary.

•	We have recommunicated to employees of our Japanese subsidiary, and have confirmed their understanding of, our policy requiring collection and preservation of appropriate documentation that evidences an end-user’s purchase of a license to the Company’s products in the quarter in which the revenue is recognized. We have reiterated this policy to all of our senior management, sales management and finance managers.

•	We have reiterated to all of our senior management, sales management and finance managers that borrowing from banks or any third party is strictly prohibited unless specifically authorized in writing by certain specified executive officers of the Company and by the Board of Directors of the respective borrowing entity. Verification of compliance with this policy has been added to certifications collected from members of management of the Company and our subsidiaries each quarter.

•	We have reiterated to all of our senior management, sales management and finance managers that no employee of the Company may engage in verbal or written side agreements, including without limitation, side agreements that modify, cancel or agree to cancel any order or agreement for the license of our software products from a reseller or end-user or that modify, cancel or agree to modify or cancel any associated account receivable without complying with the applicable Company procedures. Clarification and verification of compliance with this policy has been added to certifications collected from members of management of the Company and our subsidiaries each quarter.

•	We have recruited and hired a Director, Internal Audit, who will be developing and implementing internal audit plans and procedures with respect to the Company’s domestic and international operations.

•	We are evaluating more comprehensive procedures for the timely detection, deterrence, and mitigation of wrongdoing and improper activities, as well as procedures to test compliance with our revenue recognition policy and our code of business conduct.

•	We are implementing organizational changes to clarify that persons responsible for finance, accounting and legal functions concerning the Company’s Japanese subsidiary report directly to persons responsible for the appropriate function in the global management team.

•	We are evaluating our relationships with each of our Japanese resellers, including reviewing arrangements with them to ensure that they are providing to the Company those materials required by the Company’s revenue recognition policy.

•	We are studying new or modified procedures under which the appropriate persons within the Company’s global management team will have greater levels of involvement in, and oversight of, international operations.

      We are continuing our evaluation, documentation and testing of our internal controls over financial reporting so that management will be able to report on, and our independent registered public accounting firm will be able to attest to, our internal controls as of March 31, 2005, as required by applicable laws and regulations, and we will remediate our internal controls to the extent that our testing reveals inadequacies in the control system. We cannot be certain that our efforts to date will be sufficient to identify and remediate all material weaknesses in our internal controls over financial reporting prior to March 31, 2005. In addition, we have not yet tested the operating effectiveness of all remedial controls, and we cannot be certain that the remedial controls will operate effectively for a sufficient period of time for us to complete our evaluation. We also cannot be certain that sufficient time exists for our independent registered public accounting firm to complete their assessment of the Company’s internal controls over financial reporting by the due date of the Company’s Form 10-K for the fiscal year ended March 31, 2005. We believe we will have adequate internal controls over financial reporting as of March 31, 2005 but we cannot be certain that our independent auditors will be able to attest to our assessment of these controls on a timely basis or that our independent auditors will agree with our assessment of our controls as there is no precedent available by which we can measure the adequacy of our control system in advance.

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
      From time to time, webMethods is involved in other disputes and litigation in the normal course of business.

Item 5.	OTHER INFORMATION
      On February 9, 2005, the Board of Directors of webMethods adopted the Second Amended and Restated Bylaws of webMethods, Inc., effective as of such date. The Second Amended and Restated Bylaws of webMethods, attached as Exhibit 3.2 to this Form 10-Q, reflect changes designed to address current developments in securities law and corporate governance, changes in webMethods’ management structure and changes in Delaware corporate law over the past few years. The material changes effected by the Second Amended and Restated Bylaws are to: (i) revise the procedure for stockholders to submit proposals and nominations for directors; (ii) allow for methods of giving notice and holding of stockholder and board meetings using new or improved technologies pursuant to recent amendments to Delaware corporate law; (iii) eliminate the designation of the Chairman of the Board as an officer position reflecting the current status of the non-executive Chairman of the Board; (iv) separate the offices of Chief Executive Officer and President; (v) allow for subcommittees pursuant to recent amendments to Delaware corporate law; and (vi) remove the requirement that the Board of Directors cause an annual audit, which is not required under Delaware corporate law and could be deemed to interfere with the Audit Committee’s duties regarding the audit.

Item 6.	EXHIBITS

Exhibit
Number		Description

2.1(1)		Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)		Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2*		Second Amended and Restated Bylaws of webMethods, Inc.
4.1(3)		Specimen certificate for shares of webMethods Common Stock
4.2(4)		Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1(3)		Second Amended and Restated Investor Rights Agreement
10.2(5)		webMethods, Inc. Amended and Restated Stock Option Plan
10.3(3)		Employee Stock Purchase Plan
10.4(3)		Indemnification Agreement and entered into between webMethods, Inc. and each of its directors and executive officers
10.5(6)		Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10.6(7)		Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10.7(8)		Form of Stock Option Agreement for stock option grants to directors
10.8(7)		Form of notice of grant of stock option
10.9(8)		Form of Deferred Compensation Plan for Directors
10.10(	8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.
31.1*		Rule 13a-14(a) Certification of Chief Executive Officer
31.2*		Rule 13a-14(a) Certification of Chief Financial Officer
32.1*#		Section 1350 Certification of Chief Executive Officer
32.2*#		Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the quarter ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to web Methods’ Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.

By:	/s/ David Mitchell

David Mitchell
President and Chief Executive Officer
Date: February 14, 2005

By:	/s/ Mary Dridi

Mary Dridi
Chief Financial Officer
(Principal Financial Officer)
Date: February 14, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2*	Second Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
10	.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10	.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10	.7(8)	Form of Stock Option Agreement for stock option grants to directors
10	.8(7)	Form of notice of grant of stock option
10	.9(8)	Form of Deferred Compensation Plan for Directors
10	.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and web Methods, Inc.
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the quarter ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to web Methods’ Form 10-Q for the quarter ended September 30, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.