Form 10-Q/A
period 2003-06-30
WEBMETHODS INC
filed 2005-02-15
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note to Amendment No. 1 to Form 10-Q
      The Audit Committee of the Board of Directors of webMethods, Inc. (“webMethods” or the “Company”) recently completed an independent investigation into certain transactions of the Company’s Japanese subsidiary. The Audit Committee concluded that improper activities by certain employees of the Company’s Japanese subsidiary affected the reporting of financial data attributable to the operations of the subsidiary. Based on these findings and certain unrelated matters, the Company is restating its financial statements for fiscal year 2004 (ended March 31, 2004) and the interim quarterly reports in that fiscal year, as well as for the three months ended June 30, 2004.
      The Company has filed this Amendment No. 1 to Form 10-Q to amend the Company’s Form 10-Q for the three months ended June 30 2003 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 14, 2003, to restate the Company’s condensed consolidated financial statements contained therein, as summarized in Note 2 of the Notes to the Condensed Consolidated Financial Statements of the Company appearing in this report. The Company is also filing an amended Form 10-K for the fiscal year ended March 31, 2004, an amended Form 10-Q for each of the other interim periods in that fiscal year, an amended Form 10-Q for the three months ended June 30, 2004 and its Form 10-Q for the three months ended September 30, 2004, which was delayed during the Audit Committee’s investigation into certain transactions of the Company’s Japanese subsidiary.
      The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

•	Part I, Item 1. Financial Information.

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 4. Controls and Procedures.

•	Part II, Item 6. Exhibits and Reports on Form 8-K.
      This Amendment No. 1 generally does not modify or update disclosures presented in the original Form 10-Q except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, this Amendment No. 1 speaks as of the original filing date of the Form 10-Q on August 14, 2003 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE THREE MONTHS ENDED JUNE 30, 2003

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2003	2003

	As restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$98,183	$79,702
Marketable securities available for sale	96,751	97,079
Accounts receivable, net of allowance of $2,399 and $2,850	31,283	43,691
Prepaid expenses and other current assets	8,023	7,562

Total current assets	234,240	228,034
Property and equipment, net	11,922	12,068
Marketable securities available for sale	10,455	24,845
Goodwill	29,838	29,838
Other assets	8,165	9,651

Total assets	$294,620	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,985	$9,768
Accrued expenses	14,725	14,802
Accrued salaries and commissions	9,719	11,648
Deferred revenue	38,271	39,649
Current portion of capital lease obligations	1,923	2,743

Total current liabilities	75,623	78,610
Capital lease obligations, net of current portion and other	905	567
Long term deferred revenue	4,610	6,700

Total liabilities	81,138	85,877

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,009,227 and 51,766,572 shares issued and outstanding	520	518
Additional paid-in capital	517,300	515,828
Deferred stock compensation and warrant charge	(8,711)	(9,450)
Accumulated deficit	(295,826)	(288,449)
Accumulated other comprehensive gain	199	112

Total stockholders’ equity	213,482	218,559

Total liabilities and stockholders’ equity	$294,620	$304,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,

	2003	2002

	As restated
	(In thousands, except
	per share amounts)
Revenue:
License	$21,174	$28,669
Professional services	8,873	8,202
Maintenance	12,550	10,810

Total revenue	42,597	47,681

Cost of revenue:
License	467	135
Professional services and maintenance:
Stock based compensation	22	76
Other professional services and maintenance	11,659	10,267

Total cost of revenue	12,148	10,478

Gross profit	30,449	37,203

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	696	970
Other sales and marketing costs	22,450	24,310
Research and development:
Stock based compensation	—	19
Other research and development costs	11,200	12,279
General and administrative:
Stock based compensation	3	21
Other general and administrative costs	4,423	4,065

Total operating expenses	38,772	41,664

Operating loss	(8,323)	(4,461)
Interest income, net	946	1,339

Net loss	$(7,377)	$(3,122)

Basic and diluted net loss per share	$(0.14)	$(0.06)

Shares used in computing basic and diluted net loss per share	51,804,692	50,564,625

Comprehensive loss:
Net loss	$(7,377)	$(3,122)

Other comprehensive income/(loss):
Unrealized (loss)/gain on marketable securities available for sale	(58)	30
Foreign currency cumulative translation adjustment	145	536

Total comprehensive loss	$(7,290)	$(2,556)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

	As restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,377)	$(3,122)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,146	2,305
Provision for allowance for doubtful accounts	—	129
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	721	1,086
Conversion of interest income into equity in private company	(257)	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	13,045	7,084
Prepaid expenses and other current assets	(408)	(558)
Other non-current assets	778	639
Accounts payable	984	(4,654)
Accrued expenses	(290)	(1,068)
Accrued salaries and commissions	(1,527)	(3,744)
Accrued ESPP	(554)	(885)
Deferred revenue	(3,993)	(6,093)

Net cash provided by (used in) operating activities	3,268	(8,881)

Cash flows from investing activities:
Purchases of property and equipment	(890)	(921)
Proceeds from sale of investment in private company	1,000	—
Net maturities of marketable securities available for sale	14,659	24,833

Net cash provided by investing activities	14,769	23,912

Cash flows from financing activities:
Borrowings under leasing agreements	—	2,500
Payments on capital leases	(1,460)	(653)
Proceeds from exercise of stock options and stock issued under the ESPP	1,491	2,381

Net cash provided by financing activities	31	4,228

Effect of exchange rate on cash and cash equivalents	413	736

Net increase in cash and cash equivalents	18,481	19,995
Cash and cash equivalents at beginning of period	79,702	98,497

Cash and cash equivalents at end of period	$98,183	$118,492

      The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
      The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This Amendment No. 1 to Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

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
      As a result of the foregoing, the Company’s consolidated financial statements for the three-month period ended June 30, 2003 have been restated from amounts previously reported. The accompanying consolidated financial data presents the Company’s restated Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 and restated balance sheet items as of June 30, 2003 on a comparative basis showing the amounts as originally reported and as restated.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.     RESTATEMENTS — (Continued)
     Summary of the Significant Effects of the Restatements on the Consolidated Statements of Operations

	Three months ended June 30, 2003

	As previously
	reported	Adjustments	As restated

	(In thousands, except per share amounts)
Revenue:
License	$21,802	$(628)	$21,174
Professional services	8,873	—	8,873
Maintenance	12,550	—	12,550

Total revenue	43,225	(628)	42,597
Cost of revenue	12,148	—	12,148

Gross profit	31,077	(628)	30,449
Operating expenses	38,772	—	38,772

Operating loss	(7,695)	(628)	(8,323)
Interest and other income, net	934	12	946

Net loss	$(6,761)	$(616)	$(7,377)

Basic and diluted net loss per share	$(0.13)	$(0.01)	$(0.14)

     Summary of the Significant Effects of the Restatements on the Consolidated Balance Sheet

	June 30, 2003

	As previously
	reported	Adjustments	As restated

	(In thousands)
Accounts receivable, net	$32,059	$(776)	$31,283
Total current assets	235,016	(776)	234,240
Total assets	295,396	(776)	294,620
Accounts payable	11,022	(37)	10,985
Deferred revenue	38,384	(113)	38,271
Total liabilities	81,288	(150)	81,138
Accumulated deficit	(295,210)	(616)	(295,826)
Accumulated other comprehensive income	209	(10)	199
      None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the three months ended June 30, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
      Consequently, the effects of the restatements have been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1 to Form 10-Q. Except for the effect of the restatements, this Amendment No. 1 to Form 10-Q does not reflect any events after the original filing date of this Form 10-Q.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock Based Compensation,” for the three months ended June 30, 2003 and 2002:

	Three Months
	Ended June 30,

	2003	2002

	As restated
	(In thousands, except for
	per share amounts)
Net loss attributable to common shareholders, as reported	$(7,377)	$(3,122)
Net loss attributable to common shareholders, pro forma	$(22,198)	$(16,353)
Basic and diluted net loss per common share, as reported	$(0.14)	$(0.06)
Basic and diluted net loss per common share, pro forma	$(0.43)	$(0.32)

4.	COMPUTATION OF NET LOSS PER SHARE
      The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and warrants of 991,083 and 823,330 for the quarters ended June 30, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

5.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months
	Ended June 30,

	2003	2002

	As restated
	(In thousands)
Cash paid during the period for interest	$89	$107
Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,006	$27
Conversion of interest income to equity in private company	$257	$—
Change in net unrealized gain or (loss) on marketable securities	$(58)	$30

6.	SEGMENT INFORMATION
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe, Japan and Asia Pacific region. Revenue is

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6.     SEGMENT INFORMATION — (Continued)
primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Three Months
	Ended June 30,

	2003	2002

	As restated
	(In thousands)
Revenue
Americas	$25,331	$32,824
Europe	10,697	9,230
Japan	3,617	2,372
Asia Pacific	2,952	3,255

Total	$42,597	$47,681

	As of	As of
	June 30,	March 31,
	2003	2003

	(In thousands)
Long Lived Assets
Americas	$46,366	$47,852
Europe	2,338	2,228
Japan	728	935
Asia Pacific	493	541

Total	$49,925	$51,556

7.	RESTRUCTURING AND RELATED CHARGES
      During the quarter ended September 30, 2001, the Company recorded restructuring and related charges of $7.2 million, consisting of $2.5 million for headcount reductions, $4.0 million for consolidations of facilities, and $700,000 of other related restructuring charges. These restructuring charges were taken to align the Company’s cost structure with changing market conditions. The restructuring plan resulted in headcount reduction of approximately 150 employees or 14% of the workforce. The Company reduced the number of facilities by closing excess field offices and consolidating several California facilities into two locations.
      During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million due to a further headcount reduction of approximately 43 employees or 5% of the workforce.
      As of June 30, 2003 and March 31, 2003, respectively, $1.5 million and $1.8 million of restructuring and related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

8.	INVESTMENTS IN PRIVATE COMPANY
      In April 2000, the Company made an investment in a third-party totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third-party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in the equity investment. In June 2003, the Company received $1,000,000 as repayment of it’s convertible debt to this private company. In connection with this transaction, the Company also converted $257,000 of interest receivable into additional equity in this private company. As of June 30, 2003 and

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
8.     INVESTMENTS IN PRIVATE COMPANY — (Continued)
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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Amendment No. 1 to Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, sufficiency of working capital and projections regarding the market for integration software, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, execution of potential acquisitions of technology or companies, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives, the ability to control expenses, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Form 10-K for the year ended March 31, 2003 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
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
      As a result of the foregoing, the Company’s consolidated financial statements for the three-month period ended June 30, 2003 have been restated from amounts previously reported. None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the three months ended June 30, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
      Consequently, the effects of the restatements have been reflected in this discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1 to Form 10-Q. This Amendment No. 1 to Form 10-Q does not reflect any events occurring after the original filing date of the Form 10-Q.
OVERVIEW
Background
      We are a leading provider of software and services for comprehensive end-to-end integration solutions. We develop and deliver software products and provide related services that give large organizations the ability, seamlessly and in real-time, to integrate disparate information resources, to connect customers, vendors and business partners with the organization and its employees, to view and manage the connected information resources, data, business processes and human workflows and to provide Enterprise Web Services. By deploying the webMethods integration platform, customers can reduce costs, create new revenue opportunities, strengthen relationships with customers, vendors and business partners, substantially increase supply chain efficiencies and streamline internal business processes
Overview of First Quarter of Fiscal 2004
      Our net loss of $7.4 million for the quarter ended June 30, 2003 increased by $4.3 million from a net loss of $3.1 million in the quarter ended June 30, 2002. The increase in net loss is due primarily to a decrease in revenue of $5.1 million, an increase in professional services and maintenance costs of $1.4 million, and a $393,000 decrease in net interest income, which was partially offset by a $2.9 million decrease in operating expenses.
      Total revenue decreased to $42.6 million for the quarter ended June 30, 2003 from $47.7 million for the quarter ended June 30, 2002. This decrease was a result of a reduction of license revenue by $7.5 million, which was partially offset by an increase of $1.7 million in maintenance revenue in the quarter ended June 30, 2003 compared to the same quarter in the prior year. The 26% decrease in license revenue is attributable to the continued uncertainty in the global economy and in information technology spending, which affected our North American commercial license sales in our first 2004 fiscal quarter ended June 30, 2003. During the first quarter of our fiscal year 2004, many enterprises continued to be cautious, and information technology (IT) purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of IT projects, customers placing smaller orders, or difficulty in closing large deals. Additionally, we entered the first quarter of our fiscal year 2004 with our quota bearing sales headcount down approximately 10% from the quarter ended June 30, 2002. While we knew this may have some impact, we did not anticipate the extent to which it would impact our coverage and pipeline development. During our first quarter of fiscal year 2004, we hired additional quota bearing sales representatives, which moves us closer to our desired level of coverage.

      We maintained our intense focus on managing operating expenses throughout the quarter ended June 30, 2003. This resulted in a 7% reduction in operating expenses which is a result of reductions in total sales and marketing, research and development and general and administrative expenses, excluding stock based compensation and warrant charge, compared to the same quarter in the prior year.
      We sell our integration platform to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners and resellers. In Japan, the Asia Pacific region and the government sector in the Americas, and, to a lesser extent, in Europe and the Americas, we also license our software through resellers. We license our software to customers primarily on a perpetual basis and to a lesser extent, on a renewable term basis. As of June 30, 2003, we had over 975 customers, compared to over 850 customers as of June 30, 2002.
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
Goodwill and Intangible Assets
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
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the fiscal quarters ended June 30, 2003 and 2002 (all percentages are calculated using the underlying data in thousands):

	June 30,	Percentage	June 30,
	2003	Change	2002

	As restated
	($ in thousands)
Total revenue	$42,597	(10.7)%	$47,681
Gross profit	$30,449	(18.2)%	$37,203
% of total revenue	71.5%		78.0%
Total operating expenses	$38,772	(6.9)%	$41,664
% of total revenue	91.0%		87.4%
Operating loss	$(8,323)	86.5%	$(4,461)
% of total revenue	(19.5)%		(9.4)%
Net loss	$(7,377)	136.3%	$(3,122)
% of total revenue	(17.3)%		(6.5)%
      Total revenue decreased by 11%, to $42.6 million for the quarter ended June 30, 2003 from $47.7 million for the quarter ended June 30, 2002 due primarily to a decrease in license revenue, which was partially offset by an increase in maintenance and professional services revenue. This decrease in license revenue reflects the continued global economic slowdown and decline in information technology spending.
      Our net loss of $7.4 million for the quarter ended June 30, 2003 increased by $4.3 million from a net loss of $3.1 million in the quarter ended June 30, 2002. The increase in net loss is due primarily to a decrease in total revenue of $5.1 million, an increase in the cost of maintenance and professional services of $1.4 million and a $393,000 decrease in net interest, which was partially offset by a $2.9 million decrease in operating expenses. Additionally, our total expenses included a $2.4 million negative foreign currency impact.
Revenue
      The following table summarizes our revenue for fiscal quarters ended June 30, 2003 and 2002:

	June 30,	Percentage	June 30,
	2003	Change	2002

	As restated
	($ in thousands)
License	$21,174	(26.1)%	$28,669
Professional services	8,873	8.2%	8,202
Maintenance	12,550	16.1%	10,810

Total revenue	$42,597	(10.7)%	$47,681

      The following table summarizes the Company’s net revenue by geographic region for the fiscal quarters ended June 30, 2003 and 2002:

	June 30,	Percentage	June 30,
	2003	Change	2002

	As restated
	($ in thousands)
Americas	$25,331	(22.8)%	$32,824
Europe	10,697	15.9%	9,230
Japan	3,617	52.5%	2,372
Asia Pacific	2,952	(9.3)%	3,255

Total revenue	$42,597	(10.7)%	$47,681

      Total revenue decreased to $42.6 million for the quarter ended June 30, 2003 from $47.7 million for the quarter ended June 30, 2002. License revenue decreased by $7.5 million for the quarter ended June 30, 2003 from $28.7 million for the quarter ended June 30, 2002, which was partially offset by an increase of $1.7 million in maintenance revenue in the quarter ended June 30, 2003 from the same quarter in the prior year.
      In the quarter ended June 30, 2003, revenue from the Americas declined 23% to $25.3 million from $32.8 million in the quarter ended June 30, 2002 due primarily to the continued uncertainty in the global economy and in information technology spending, which affected our North American commercial license sales in the quarter ended June 30, 2003. During the first quarter of our fiscal year 2004, many enterprises continued to be cautious, and information technology (IT) purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of IT projects, customers placing smaller orders, or difficulty in closing large deals. International revenue increased from $14.9 million in the quarter ended June 30, 2002 to $17.3 million in the quarter ended June 30, 2003 primarily due to $2.4 million in positive foreign currency impacts and additional license sales. International revenue accounted for 41% of our total revenue in the quarter ended June 30, 2003, as compared to 31% in the quarter ended June 30, 2002.
      License revenue decreased by 26% to $21.2 million in the quarter ended June 30, 2003 from $28.7 million in the quarter ended June 30, 2002 due to a decline in license revenue in the Americas attributable to the global economic slowdown and decrease in technology spending. Additionally, we entered the first quarter of our fiscal year 2004 with our quota bearing sales headcount down approximately 10% from the quarter ended June 30, 2002.
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
Gross Margin
      The following table summarizes the Company’s gross margin by type of revenue, excluding stock based compensation:

	Three Months Ended

	June 30,	June 30,
	2003	2002

	As restated
License margin	97.8%	99.5%
Professional services and maintenance margin	45.5%	46.0%
Gross margin	71.5%	78.2%
      Total gross margin, excluding stock based compensation, decreased to 72% in the quarter ended June 30, 2003 from 78% in the quarter ended June 30, 2002. This decrease was due to a decrease in license revenue and an increase in our cost of licenses as well as an increase in the cost of professional services and maintenance which is a result of increased subcontractor costs.
      Our cost of license revenue consists of royalties for products licensed from third parties. Our gross margin on license revenue was 98% and 99% in the quarter ended June 30, 2003 and 2002, respectively. The decrease in license gross margin is due to an increase in the licensing of royalty bearing products and a decrease in license revenue.
      Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on maintenance and services, excluding stock based compensation, was 46% in both quarters ended June 30, 2003 and 2002.

Operating Expenses
      The following table presents certain information regarding the Company’s operating expenses during the three months ended June 30, 2003 and 2002:

	Three Months Ended

	June 30,	Percentage	June 30,
	2003	Change	2002

	As restated
	($ in thousands)
Operating Expenses:
Sales and marketing*	$22,450	(7.7)%	$24,310
% of total revenue	52.7%		51.0%
Research and development*	$11,200	(8.8)%	$12,279
% of total revenue	26.3%		25.8%
General and administrative*	$4,423	8.8%	$4,065
% of total revenue	10.4%		8.5%
Stock based compensation and warrant charge	$699	(30.8)%	$1,010
% of total revenue	1.6%		2.1%
Total operating expense	$38,772	(6.9)%	$41,664
% of total revenue	91.0%		87.4%

*	Excludes stock based compensation and warrant charge, as applicable.
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
      Sales and marketing expense, excluding stock based compensation and warrant charge, was 53% and 51% of total revenue in the quarters ended June 30, 2003 and 2002, respectively. In the quarter ended June 30, 2003, sales and marketing expense decreased to $22.5 million from $24.3 million in the quarter ended June 30, 2002, excluding stock based compensation. This decrease was primarily due to a decrease in the number of sales and marketing employees, commission expense, travel, sales referral fees and marketing programs expense.
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

      Stock based compensation and warrant charge was $721,000 and $1.1 million in the quarters ended June 30, 2003 and 2002, respectively, of which $22,000 and $76,000, respectively, was included in cost of sales. Deferred stock based compensation and warrant charge was recorded for the following transactions:
      (i) The issuance of restricted stock in connection with certain acquisitions and the grant of stock options to employees and non-employee directors at exercise prices less than the deemed fair value of our common stock at the date of the grant; and
      (ii) In March 2001 we entered into an OEM/ Reseller agreement with i2 Technologies (i2) and issued a warrant which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the amended agreement, i2 will pay us OEM fees of $8.8 million over the amended term of the OEM/ Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.
      The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.
Interest Income, Net
      Net interest income decreased by approximately $393,000, or 29%, to $946,000 for the quarter ended June 30, 2003 from $1.3 million for the quarter ended June 30, 2002. This decrease was primarily attributable to lower interest rates on commercial paper, corporate bonds and money market funds in the quarter ended June 30, 2003, compared to those in the same period in the prior year.
Income Taxes
      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.
LIQUIDITY AND CAPITAL RESOURCES
      Historically we have financed our operations and met our capital requirements through the sales of equity securities. Our liquidity and financial position at June 30, 2003, showed a 1% decrease in our cash and investments, to $205.4 million and a 6% decrease in our working capital, to $158.7 million from our positions at June 30, 2002. The decrease in working capital is primarily due to a decrease in our cash and cash equivalents and accounts receivable balances at June 30, 2003, as compared to June 30, 2002.
      Net cash provided by operating activities was $3.3 million for the quarter ended June 30, 2003 and net cash used by operating activities was $8.9 million for the quarter ended June 30, 2002. The increase in cash provided by operating activities during the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002, was due primarily to larger decreases in accounts receivable balance offset by smaller decreases in accounts payable, accrued expenses, accrued salaries and commissions, accrued ESPP and deferred revenue.
      Net cash provided by investing activities was $14.8 million and $23.9 million in the quarters ended June 30, 2003 and 2002, respectively. The decrease in cash provided by investing activities was primarily due to the reduction in the maturities of marketable securities available for sale. Capital expenditures were $890,000 and $921,000 in the quarters ended June 30, 2003 and 2002, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the quarter ended June 30, 2003, we received $1.0 million in proceeds from the sale of a substantial portion of an investment in a private company.

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
      We cannot be certain that our software and the services do not infringe issued patents, copyrights or other intellectual property rights of third-parties. Litigation regarding intellectual property rights is common in the software industry, and we are subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third-parties by us or our licensees concerning their use of our software products and integration technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third-parties, third-parties may bring claims of infringement against us. Because our software is integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. Such claims may be with or without merit. Claims of alleged infringement may have a material adverse effect on our business and may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our software or require that we re-engineer some or all of our products. Our business, operating results and financial condition could be harmed significantly if any of these events occurred, and the price of webMethods’ common stock could be adversely affected. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software infringes upon the intellectual property rights of others. We could incur substantial costs in defending ourself and our customers against infringement claims. In the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Defense of any lawsuit or failure to obtain any such required licenses could harm our business, operating results and financial condition and the price of webMethods’ common stock. In addition, although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims.

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

Disclosure Controls and Procedures.
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
      As of June 30, 2003, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect at June 30, 2003 were effective at the reasonable assurance level.
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
      The Audit Committee’s investigation and additional efforts undertaken by the Company found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management. As a result of those findings and determinations, our Chief Executive Officer and Chief Financial Officer have concluded, as of the date of this Amendment No. 1 to Form 10-Q, that our disclosure controls and procedures in effect as of June 30, 2003 were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting with respect to our Japanese subsidiary discussed below.

Internal Controls Over Financial Reporting
      In connection with the Audit Committee investigation and other efforts by the Company, we have identified a material weakness in our internal controls over financial reporting with respect to our Japanese subsidiary in effect as of June 30, 2003. The identified material weakness relates to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of our financial statements.

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
      From time to time, the Company is involved in other disputes and litigation in the normal course of business.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits.

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.

Date: February 14, 2005	By: /s/ David Mitchell David Mitchell President and Chief Executive Officer

Date: February 14, 2005	By: /s/ Mary Dridi Mary Dridi Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.