Form 10-Q/A
period 2003-09-30
WEBMETHODS INC
filed 2005-02-15
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/ A
(Amendment No. 1)
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
      The Company has filed this Amendment No. 1 to Form 10-Q to amend the Company’s Form 10-Q for the three months ended September 30, 2003 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 13, 2003, to restate the Company’s condensed consolidated financial statements contained therein, as summarized in Note 2 of the Notes to the Condensed Consolidated Financial Statements of the Company appearing in this report. The Company is also filing an amended Form 10-K for the fiscal year ended March 31, 2004, an amended Form 10-Q for each of the other interim periods in that fiscal year, an amended Form 10-Q for the three months ended June 30, 2004 and its Form 10-Q for the three months ended September 30, 2004, which was delayed during the Audit Committee’s investigation into certain transactions of the Company’s Japanese subsidiary.
      The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

•	Part I, Item 1. Financial Information.

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 4. Controls and Procedures.

•	Part II, Item 6. Exhibits and Reports on Form 8-K.
      This Amendment No. 1 generally does not modify or update disclosures presented in the original Form 10-Q except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, this Amendment No. 1 speaks as of the original filing date of the Form 10-Q on November 13, 2003 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q/ A
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2003	2003

	As restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,075	$79,702
Marketable securities available for sale	75,461	97,079
Accounts receivable, net of allowance of $2,447 and $2,850	42,673	43,691
Prepaid expenses and other current assets	8,876	7,562

Total current assets	206,085	228,034
Marketable securities available for sale	37,659	24,845
Property and equipment, net	10,609	12,068
Goodwill	29,838	29,838
Other assets	8,966	9,651

Total assets	$293,157	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,874	$9,768
Accrued expenses	14,441	14,802
Accrued salaries and commissions	11,272	11,648
Deferred revenue	36,532	39,649
Short-term borrowings	3,323	—
Current portion of capital lease obligations	1,549	2,743

Total current liabilities	76,991	78,610
Capital lease obligations, net of current portion and other	737	567
Long term deferred revenue	6,067	6,700

Total liabilities	83,795	85,877

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,057,159 and 51,766,572 shares issued and outstanding	520	518
Additional paid-in capital	517,473	515,828
Deferred stock compensation and warrant charge	(7,984)	(9,450)
Accumulated deficit	(301,613)	(288,449)
Accumulated other comprehensive income	966	112

Total stockholders’ equity	209,362	218,559

Total liabilities and stockholders’ equity	$293,157	$304,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

	As restated		As restated
	(In thousands, except per share amounts)
Revenue:
License	$20,850	$26,475	$42,024	$55,144
Professional services	10,460	8,584	19,333	16,786
Maintenance	12,766	11,103	25,317	21,913

Total revenue	44,076	46,162	86,674	93,843

Cost of revenue:
License	555	525	1,022	660
Professional services and maintenance:
Stock based compensation	22	76	44	152
Other professional services and maintenance	12,403	10,668	24,062	20,935

Total cost of revenue	12,980	11,269	25,128	21,747

Gross profit	31,096	34,893	61,546	72,096

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	721	983	1,417	1,953
Other sales and marketing costs	21,467	22,592	43,917	46,902
Research and development:
Stock based compensation	10	40	10	59
Other research and development costs	10,857	11,821	22,058	24,100
General and administrative:
Stock based compensation	3	23	6	44
Other general and administrative costs	4,524	4,228	8,947	8,293

Total operating expenses	37,582	39,687	76,355	81,351

Operating loss	(6,486)	(4,794)	(14,809)	(9,255)
Interest income, net	699	913	1,645	2,252
Impairment of equity investment in private company	—	(1,000)	—	(1,000)

Net loss	$(5,787)	$(4,881)	$(13,164)	$(8,003)

Basic and diluted net loss per common share	$(0.11)	$(0.10)	$(0.25)	$(0.16)

Shares used in computing basic and diluted net loss per common share	52,038,339	50,845,878	51,922,154	50,706,018

Comprehensive loss:
Net loss	$(5,787)	$(4,881)	$(13,164)	$(8,003)
Other comprehensive income/(loss):
Unrealized loss on marketable securities available for sale	(32)	(260)	(90)	(230)
Foreign currency cumulative translation adjustment	799	(209)	944	326

Total comprehensive loss	$(5,020)	$(5,350)	$(12,310)	$(7,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

	As restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(13,164)	$(8,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,320	4,835
Recoveries of allowance for doubtful accounts	—	(12)
Amortization of deferred stock compensation related to employee and non-employee stock options and non-employee stock warrants	1,477	2,208
Impairment of equity investment in private company	—	1,000
Conversion of interest income into equity in private company	(257)	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	2,345	6,549
Prepaid expenses and other current assets	(1,210)	(1,604)
Other non-current assets	41	807
Accounts payable	(217)	(2,871)
Accrued expenses	(686)	(2,676)
Accrued salaries and commissions	(637)	(4,627)
Accrued ESPP	15	(141)
Deferred revenue	(4,720)	(10,032)

Net cash used in operating activities	(12,693)	(14,567)

Cash flows from investing activities:
Purchases of property and equipment	(1,597)	(1,958)
Net maturities (purchases) of marketable securities available for sale	8,712	(18,697)
Proceeds from the sale of investment in private company	1,000	—

Net cash provided by/(used in) investing activities	8,115	(20,655)

Cash flows from financing activities:
Short-term borrowings	3,189	—
Borrowings under leasing agreements	—	2,500
Payments on capital leases	(2,085)	(2,070)
Proceeds from exercise of stock options and stock issued under the ESPP	1,636	2,606

Net cash provided by financing activities	2,740	3,036

Effect of exchange rate on cash and cash equivalents	1,211	622

Net decrease in cash and cash equivalents	(627)	(31,564)
Cash and cash equivalents at beginning of period	79,702	98,497

Cash and cash equivalents at end of period	$79,075	$66,933

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
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and six-month periods ended September 30, 2003 have been restated from amounts previously reported. The accompanying consolidated financial data presents the Company’s restated Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2003 and restated balance sheet items as of September 30, 2003 on a comparative basis showing the amounts as originally reported and as restated.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Summary of the Significant Effects of the Restatements on the Consolidated Statements of Operations

	Three months ended September 30, 2003			Six months ended September 30, 2003

	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

	(In thousands, except per share amounts)
Revenue:
License	$22,025	$(1,175)	$20,850	$43,827	$(1,803)	$42,024
Professional services	10,578	(118)	10,460	19,451	(118)	19,333
Maintenance	12,786	(20)	12,766	25,336	(19)	25,317

Total revenue	45,389	(1,313)	44,076	88,614	(1,940)	86,674
Cost of revenue	12,980	—	12,980	25,128	—	25,128

Gross profit	32,409	(1,313)	31,096	63,486	(1,940)	61,546
Operating expenses	37,582	—	37,582	76,355	—	76,355

Operating loss	(5,173)	(1,313)	(6,486)	(12,869)	(1,940)	(14,809)
Interest and other income, net	699	—	699	1,634	11	1,645

Net loss	$(4,474)	$(1,313)	$(5,787)	$(11,235)	$(1,929)	$(13,164)

Basic and diluted net loss per share	$(0.09)	$(0.02)	$(0.11)	$(0.22)	$(0.03)	$(0.25)

     Summary of the Significant Effects of the Restatements on the Consolidated Balance Sheet

	September 30, 2003

	As previously
	reported	Adjustments	As restated

	(In thousands)
Accounts receivable, net	$39,477	$3,196	$42,673
Total current assets	202,889	3,196	206,085
Total assets	289,961	3,196	293,157
Short-term borrowings	—	3,323	3,323
Accounts payable	9,880	(6)	9,874
Deferred revenue	36,898	(366)	36,532
Long term deferred revenue	3,806	2,261	6,067
Total liabilities	78,583	5,212	83,795
Accumulated deficit	(299,684)	(1,929)	(301,613)
Accumulated other comprehensive income	1,053	(87)	966
      None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the six months ended September 30, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock Based Compensation,” for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	As restated		As restated
	(In thousands, except per share amounts)
Net loss, as reported	$(5,787)	$(4,881)	$(13,164)	$(8,003)
Net loss, pro forma	$(17,638)	$(13,108)	$(39,836)	$(28,457)
Basic and diluted net loss per common share, as reported	$(0.11)	$(0.10)	$(0.25)	$(0.16)
Basic and diluted net loss per common share, pro forma	$(0.34)	$(0.26)	$(0.77)	$(0.56)
4.     Computation of net loss per share
      The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and warrants of 794,382 and 1,262,805 for the quarters ended September 30, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Employee stock options and warrants of 892,720 and 1,538,130 for the six months ended September 30, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.
5.     Supplemental disclosures of cash flow information

	Six Months Ended
	September 30,

	2003	2002

	As restated
	(In thousands)
Cash paid during the period for interest	$105	$353
Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,111	$900
Conversion of interest income to equity in private company	$257	$—
Change in net unrealized gain on marketable securities	$(90)	$(230)

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
6.     Segment information
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe/ Middle-East/ Africa (“EMEA”), Japan and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

			As restated
	As restated
	(In thousands)
Revenue
Americas	$26,083	$30,441	$51,413	$63,265
EMEA	11,965	7,308	22,662	16,538
Japan	3,182	5,737	6,800	8,109
Asia Pacific	2,846	2,676	5,799	5,931

Total	$44,076	$46,162	$86,674	$93,843

	As of	As of
	September 30,	March 31,
	2003	2003

	(In thousands)
Long Lived Assets
Americas	$45,062	$47,853
EMEA	2,308	2,228
Japan	1,599	935
Asia Pacific	444	541

Total	$49,413	$51,557

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
      As of September 30, 2003 and March 31, 2003, respectively, $1.3 million and $1.8 million of restructuring and related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.
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
9.     Borrowings
      During the six months ended September 30, 2003, the Company’s Japanese subsidiary entered into unsecured short-term borrowings with three financial institutions. Annual rates of interest on the borrowings ranged from 1.4% to 2.6%. As of September 30, 2003, $3.3 million was outstanding.
10.     Subsequent events
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

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and six-month periods ended September 30, 2003 have been restated from amounts previously reported. None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the six months ended September 30, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
      Consequently, the effects of the restatements have been reflected in this discussion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1 to Form 10-Q. This Amendment No. 1 to Form 10-Q does not reflect any other events occurring after the original filing date of the Form 10-Q.
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
Overview of Second Quarter of Fiscal 2004
      Our net loss of $5.8 million for the quarter ended September 30, 2003 increased by approximately $906,000 from a net loss of $4.9 million in the quarter ended September 30, 2002. The increase in net loss is due primarily to a decrease in revenue of approximately $2.1 million, an increase in cost of revenue of $1.7 million and a decrease in net interest income of approximately $214,000 . Those items were substantially offset by a decrease in operating expenses of $2.1 million, an increase in cost of revenues of $1.7 million, and a decrease in net interest income of $214,000 partially offset by a decrease in operating expenses of $2.1 million and a $1.0 million impairment charge of an equity investment in a private company during the September 2002 quarter.

      Our total revenue decreased to $44.1 million for the quarter ended September 30, 2003 from $46.2 million for the quarter ended September 30, 2002. Our revenue decrease resulted from a decline in license revenue of $5.6 million, partially offset by a $1.7 million increase in maintenance revenue and a $1.9 million increase in professional services revenue in the quarter ended September 30, 2003 compared to the same quarter in the prior year. The 21% decrease in license revenue was attributable to the continued uncertainty in the global economy and in information technology spending, as well as the continuing impact from our quota bearing sales headcount in the Americas being down approximately 10% at the beginning of the first quarter of our fiscal year 2004, which affected our North American commercial license sales in our quarter ended September 30, 2003. During the second quarter of our fiscal year 2004, many enterprises headquartered in North America continued to be cautious, and information technology purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.
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
      We sell our software and services to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners and resellers. In Japan and the Asia Pacific region and the government sector in the Americas and, to a lesser extent, in Europe and the Americas, we also license our software through resellers. We license our software to customers primarily on a perpetual basis. As of September 30, 2003, we had over 1,000 customers, compared to over 850 customers as of September 30, 2002.
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

RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the three and six months ended September 30, 2003 and 2002 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2003	2002	Change	2003	2002	Change

	As restated			As restated
	($ in thousands)
Total revenue	$44,076	$46,162	(5)%	$86,674	$93,843	(8)%
Gross profit	31,096	34,893	(11)%	61,546	72,096	(15)%
% of total revenue	71%	76%		71%	77%
Total operating expenses	37,582	39,687	(5)%	76,355	81,351	(6)%
% of total revenue	85%	86%		88%	87%
Operating loss	(6,486)	(4,794)	35%	(14,809)	(9,255)	60%
% of total revenue	(15)%	(10)%		(17)%	(10)%
Net loss	$(5,787)	$(4,881)	19%	$(13,164)	$(8,003)	64%
% of total revenue	(13)%	(11)%		(15)%	(9)%
      In the six months ended September 30, 2003, total revenue decreased by 8%, to $86.7 million from $93.8 million for the six months ended September 30, 2002 due primarily to a decrease in license revenue, which was partially offset by an increase in maintenance and professional services revenue. During the quarter ended September 30, 2003, total revenue decreased $2.1 million, or 5%, compared to the quarter ended September 30, 2002 due primarily to a decrease in license revenue which was partially offset by an increase in maintenance and professional services revenue. The decreases in license revenue in the quarter and six months ended September 30, 2003, reflect the continued economic slowdown and decline in information technology spending.
      Our net loss of $13.2 million for the six months ended September 30, 2003 increased 64% from a net loss of $8.0 million in the six months ended September 30, 2002, due primarily to a decrease in total revenue of $7.2 million, an increase in the cost of revenues of $3.4 million and a $607,000 decrease in net interest income. Those items were partially offset by a $5.0 million decrease in operating expenses. During the quarter ended September 30, 2003, our net loss increased by $906,000, or 19%, compared to the quarter ended September 30, 2002 due primarily to a decrease in revenue of $2.1 million, an increase in cost of revenues of $1.7 million and a decrease in net interest income of $214,000 partially offset by a decrease in operating expenses of $2.1 million and a $1.0 million impairment charge of an equity investment in a private company during the September 2002 quarter.

Revenue
      The following table summarizes our revenue for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2003	2002	Change	2003	2002	Change

	As restated			As restated
	($ in thousands)
License	$20,850	$26,475	(21)%	$42,024	$55,144	(24)%
Professional services	10,460	8,584	22%	19,333	16,786	15%
Maintenance	12,766	11,103	15%	25,317	21,913	16%

Total revenue	$44,076	$46,162	(5)%	$86,674	$93,843	(8)%

      The following table summarizes our net revenue by geographic region for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended			Six Months Ended

	September 30,	September 30,	Percentage	September 30,	September 30,	Percentage
	2003	2002	Change	2003	2002	Change

	As restated			As restated
	($ in thousands)
Americas	$26,083	$30,441	(14)%	$51,413	$63,265	(19)%
EMEA	11,965	7,308	64%	22,662	16,538	37%
Japan	3,182	5,737	(45)%	6,800	8,109	(16)%
Asia Pacific	2,846	2,676	6%	5,799	5,931	(2)%

Total Revenue	$44,076	$46,162	(5)%	$86,674	$93,843	(8)%

      Total revenue for the quarter and six months ended September 30, 2003 decreased 5% and 8%, respectively, compared to the quarter and six months ended September 30, 2002. These decreases were due primarily to decreases in license revenue, which were partially offset by increases in maintenance and professional services revenue. The decreases in total revenue in the quarter and six months ended September 30, 2003, as well as the decreases in license revenue in those periods, were due primarily to softness in North American commercial license sales, which were impacted by factors discussed in the following paragraph. For the quarter and six months ended September 30, 2003, revenue from EMEA, Asia Pacific and Japan (“international revenue”) increased 14% and 15%, respectively, compared to the quarter and six months ended September 30, 2002. The increase in international revenue was principally due to our increased focus in the EMEA region that has resulted in an increased acceptance of our software, an increase in the number of larger deals and an increased customer base.
      License revenue for the quarter and six months ended September 30, 2003, decreased 21% and 24%, respectively, compared to the quarter and six months ended September 30, 2002. These decreases reflect the continued economic slowdown and decrease in technology spending which affected our American commercial license sales in the quarter and six months ended September 30, 2003. Additionally, we entered the first quarter of our fiscal year 2004 with our quota bearing sales headcount in the Americas down approximately 10%, which impacted our license revenue from the Americas during the first six months of our fiscal year 2004. During the first half of our fiscal year 2004, many enterprises headquartered in North America remained cautious, and information technology purchases were subjected to rigorous internal reviews and approvals that often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.
      For the quarter and six months ended September 30, 2003, professional services revenue increased by 22% and 15%, respectively, compared to the quarter and six months ended September 30, 2002. These increases in professional services revenue are attributable primarily to an increased number of larger customer engagements and increased use of subcontractors.

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
Gross Margin
      The following table summarizes the Company’s gross margin by type of revenue, excluding stock based compensation, for three and six months ended September 30, 2003 and 2002:

	Three Months Ended		Six Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	As restated		As restated
License margin	97%	98%	98%	99%
Professional services and maintenance margin	47%	46%	46%	46%
Gross margin	71%	76%	71%	77%
      Total gross margin, excluding stock based compensation, decreased to 71% for the quarter and six months ended September 30, 2003, from 76% and 77% for the quarter and six months ended September 30, 2002, respectively. These decreases were due to a decrease of license revenue in our revenue mix and an increase in our cost of licenses as well as an increase in the cost of professional services and maintenance that is a result of increased subcontractor costs.
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

Operating Expenses
      The following table presents certain information regarding the Company’s operating expenses during the three and six months ended September 30, 2003 and 2002:

	Three Months Ended			Six Months Ended

	September 30,	September 30	Percentage	September 30,	September 30,	Percentage
	2003	2002	Change	2003	2002	Change

	As restated			As restated
	($ in thousands)
Operating Expenses:
Sales and marketing*	$21,467	$22,592	(5)%	$43,917	$46,902	(6)%
% of Total revenue	49%	49%		51%	50%
Research and development*	10,857	11,821	(8)%	22,058	24,100	(8)%
% Total revenue	25%	26%		25%	26%
General and administrative*	4,524	4,228	7%	8,947	8,293	8%
% of Total revenue	10%	9%		10%	9%
Stock based compensation and warrant charge	734	1,046	(30)%	1,433	2,056	(30)%
% of Total revenue	2%	2%		2%	2%
Total operating expenses	$37,582	$39,687	(5)%	$76,355	$81,351	(6)%
% of Total revenue	85%	86%		88%	87%

*	Excludes stock based compensation and warrant charge, as applicable.
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
      Sales and marketing expenses, excluding stock based compensation and warrant charge, decreased by approximately 5% and 6% in the quarter and six months ended September 30, 2003, respectively, compared to the quarter and six months ended September 30, 2002. These decreases were primarily due to a reduction in personnel and travel costs, external commissions and sales assistance fees. Sales and marketing expenses, excluding stock based compensation and warrant charge, as a percentage of total revenue was 51% in the six months ended September 30, 2003 and 2002 and 49% in the quarters ended September 30, 2003 and 2002.
      Research and development expenses, excluding stock based compensation, decreased by 8% in each of the quarter and six months ended September 30, 2003 compared to the quarter and six months ended September 30, 2002. These decreases were primarily due to a reduction in personnel and contractor costs. Research and development expense, excluding stock based compensation, as a percentage of total revenue was 25% and 26% in the six months ended September 30, 2003 and 2002, respectively, and 25% and 26% in the quarters ended September 30, 2003 and 2002, respectively.
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

      Stock based compensation and warrant charge were $1.5 million and $2.2 million during the six months ended September 30, 2003 and 2002, respectively, of which $44,000 and $152,000, respectively, was included in cost of sales. During the quarters ended September 30, 2003 and 2002, stock based compensation and warrant charge were $756,000 and $1.1 million, respectively, of which $22,000 and $76,000, respectively, was included in cost of sales. Deferred stock based compensation and warrant charge were recorded for the following transactions:

(i) The issuance of restricted stock in connection with certain acquisitions during 2000 and the grant of stock options to employees and non-employee directors at exercise prices less than the deemed fair value of our common stock at the date of the grant; and

(ii) In March 2001, we entered into an OEM/ Reseller agreement with i2 Technologies (i2) and issued a warrant that, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant, based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the amended agreement, i2 will pay us OEM fees of $8.8 million over the amended term of the OEM/ Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue.
      The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and amortized over the vesting period of the applicable equity arrangement and is shown by expense category.
Interest Income, Net
      Net interest income decreased by $607,000, or 27%, to $1.6 million for the six months ended September 30, 2003 from $2.3 million for the six months ended September 30, 2002. During the quarter ended September 30, 2003, net interest income decreased $214,000, or 23%, to $699,000 from $913,000 for the quarter ended September 30, 2002. These decreases were primarily attributable to lower interest rates on corporate paper, bonds and money market funds in the respective period of our fiscal year 2004, compared to those in the same period in the prior year.
Income Taxes
      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.
LIQUIDITY AND CAPITAL RESOURCES
      Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at September 30, 2003, showed a 3% decrease in our cash and marketable securities, to $192.2 million and a 9% decrease in our working capital, to $129.1 million from our positions at September 30, 2002. The decrease in working capital is primarily due to a decrease in our short-term marketable securities and accounts receivable balances at September 30, 2003, as compared to September 30, 2002.
      Net cash used in operating activities was $12.7 million for the six months ended September 30, 2003, compared to $14.6 million for the six months ended September 30, 2002. The decrease in cash used in operating activities during the first six months of our fiscal 2004 compared to the first six months of our fiscal year 2003, was due primarily to smaller decreases in deferred revenue, accounts payable and accrual balances offset by higher net loss and smaller decreases from accounts receivable in the six months ended September 30, 2003.
      Net cash provided by investing activities was $8.1 million for the six months ended September 30, 2003, compared to cash used in investing activities of $20.7 million during the six months ended September 30, 2002. The increase in cash provided by investing activities during the first six months of our fiscal 2004 compared to the first six months of our prior fiscal year was primarily due to the increase in the maturities of marketable securities available for sale. Capital expenditures were $1,597,000 and $1,958,000 for the six months ended September 30, 2003 and 2002, respectively. Capital expenditures consisted of purchases of computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the six months ended September 30, 2003, we received $1.0 million in proceeds from the sale of a substantial portion of an investment in a private company.
      Net cash provided by financing activities was $2.7 million and $3.0 million during the six months ended September 30, 2003 and 2002, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options, Employee Stock Purchase Plan common stock issuances offset by payments on capital leases for the six months ended September 30, 2003 and 2002 and short-term borrowings by the Company’s Japanese subsidiary for the six months ended September 30, 2003 and borrowings under lease agreements for the six months ended September 30, 2002. Net cash proceeds from exercises of stock options were $436,000 and $906,000 for the six months ended September 30, 2003 and 2002 respectively. Net cash proceeds from ESPP common stock issuances were $1.2 million and $1.7 million for the six months ended September 30, 2003 and 2002 respectively. Net cash proceeds from short-term borrowings by the Company’s Japanese subsidiary were $3.2 million for the six months ended September 30, 2003. As of September 30, 2003, the Company’s Japanese subsidiary had $3.3 million in short-term borrowings outstanding. Payments on capital leases were $2.1 million for each of the six months ended September 30, 2003 and 2002. Borrowings on capital leases were $2.5 million for the six months ended September 30, 2002.
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
      We also may experience declines in expected revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, changes in demand for our software and services, the timing and amount of revenue from acquired technology and business, and deferrals of purchases due to economic uncertainties and economic consequences or after-effects of terrorist acts, geopolitical developments or uncertainties, travel limitations or other major, unanticipated events. These periods of slower or no growth may lead to lower revenue, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our revenue, which in turn could cause our quarterly operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any misperception by us in the needs of our customers and prospective customers, or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from quarter to quarter, which could result in volatility in the market price of webMethods’ stock.
Our target markets are highly competitive, and we may not be able to compete effectively.
      The markets for Web services infrastructure solutions, integration software, business activity monitoring software and portal technology is rapidly changing and intensely competitive. There are a variety of methods available to run Web services, integrate software applications, monitor and optimize business processes and workflows and provide user access to available data and Web services. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our target markets will widely adopt and deploy our Web services solutions, our integration software, our business activity monitoring software, our portal product or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our target markets or if we are not able to compete successfully against current or future competitors, our business, operating results and financial condition may be harmed. Our current and potential competitors include, among others, large software vendors, companies and trading exchanges that develop their own Web services technologies, integration solutions and business activity monitoring solutions, electronic data interchange vendors, vendors of proprietary enterprise application integration, vendors of portal products, and application server vendors. We also face competition from various providers of application integration solutions technologies to run web services and companies offering products and services that address specific aspects of application integration or Web services. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, our customers and application software vendors with whom we currently have strategic relationships are offering competitive solutions or may become competitors in the future. Some of our competitors or potential competitors may have more experience developing integration, portal or business activity monitoring software or running web services, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our software and services, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing software and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales or decreased market share, which in turn could harm our business, operating results and financial condition.
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
      As of September 30, 2003, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect at September 30, 2003 were effective at the reasonable assurance level.
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
      The Audit Committee’s investigation and additional efforts undertaken by the Company found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management. As a result of those findings and determinations, our Chief Executive Officer and Chief Financial Officer have concluded, as of the date of this Amendment No. 1 to Form 10-Q, that our disclosure controls and procedures in effect as of September 30, 2003 were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting with respect to our Japanese subsidiary discussed below.

Internal Controls Over Financial Reporting
      In connection with the Audit Committee investigation and other efforts by the Company, we have identified a material weakness in our internal controls over financial reporting with respect to our Japanese subsidiary in effect as of September 30, 2003. The identified material weakness relates to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of our financial statements.
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