Form 10-Q/A
period 2003-12-31
WEBMETHODS INC
filed 2005-02-15
CIK 1035096

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
      The Company has filed this Amendment No. 1 to Form 10-Q to amend the Company’s Form 10-Q for the three months ended December 31, 2003 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on February 17, 2004, to restate the Company’s condensed consolidated financial statements contained therein, as summarized in Note 2 of the Notes to the Condensed Consolidated Financial Statements of the Company appearing in this report. The Company is also filing an amended Form 10-K for the fiscal year ended March 31, 2004, an amended Form 10-Q for each of the other interim periods in that fiscal year, an amended Form 10-Q for the three months ended June 30, 2004 and its Form 10-Q for the three months ended September 30, 2004, which was delayed during the Audit Committee’s investigation into certain transactions of the Company’s Japanese subsidiary.
      The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

•	Part I, Item 1. Financial Information.

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 4. Controls and Procedures.

•	Part II, Item 6. Exhibits and Reports on Form 8-K.
      This Amendment No. 1 generally does not modify or update disclosures presented in the original Form 10-Q except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, this Amendment No. 1 speaks as of the original filing date of the Form 10-Q on February 17, 2004 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q/ A
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

PART I
FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2003	2003

	As restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,896	$79,702
Marketable securities available for sale	57,688	97,079
Accounts receivable, net of allowance of $2,124 and $2,850	38,331	43,691
Prepaid expenses and other current assets	6,661	7,562

Total current assets	166,576	228,034
Marketable securities available for sale	37,054	24,845
Property and equipment, net	9,684	12,068
Goodwill	46,681	29,838
Intangible assets, net	11,386	—
Other assets	9,036	9,651

Total assets	$280,417	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,709	$9,768
Accrued expenses	13,984	14,802
Accrued salaries and commissions	9,990	11,648
Deferred revenue	36,462	39,649
Short-term borrowings	162
Current portion of capital lease obligations	1,192	2,743

Total current liabilities	72,499	78,610
Capital lease obligations, net of current portion and other	714	567
Long term deferred revenue	5,513	6,700

Total liabilities	78,726	85,877

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,326,725 and 51,766,572 shares issued and outstanding	523	518
Additional paid-in capital	519,210	515,828
Deferred stock compensation and warrant charge	(7,286)	(9,450)
Accumulated deficit	(312,800)	(288,449)
Accumulated other comprehensive income	2,044	112

Total stockholders’ equity	201,691	218,559

Total liabilities and stockholders’ equity	$280,417	$304,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	As restated		As restated
	(In thousands, except per share amounts)
Revenue:
License	$25,037	$33,940	$67,061	$89,084
Professional services	11,210	7,951	30,543	24,737
Maintenance	13,785	11,919	39,101	33,832

Total revenue	50,032	53,810	136,705	147,653

Cost of revenue:
Amortization of intangibles	599	—	599	—
License	601	765	1,622	1,425
Professional services and maintenance:
Stock based compensation	12	65	57	218
Other professional services and maintenance	13,614	10,409	37,676	31,344

Total cost of revenue	14,826	11,239	39,954	32,987

Gross profit	35,206	42,571	96,751	114,666

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	689	896	2,106	2,848
Other sales and marketing costs	24,617	24,309	68,534	71,211
Research and development:
Stock based compensation	5	26	15	85
Other research and development costs	11,446	12,059	33,503	36,159
General and administrative:
Stock based compensation	1	—	7	44
Other general and administrative costs	4,333	4,758	13,282	13,051
Restructuring and related charges	1,315	2,237	1,315	2,237
In-process research and development	4,284	—	4,284	—

Total operating expenses	46,690	44,285	123,046	125,635

Operating loss	(11,484)	(1,714)	(26,295)	(10,969)
Other income, net	297	975	1,944	3,227
Impairment of equity investment in private company	—	—	—	(1,000)

Net loss	$(11,187)	$(739)	$(24,351)	$(8,742)

Basic and diluted net loss per common share	$(0.21)	$(0.01)	$(0.47)	$(0.17)

Shares used in computing basic and diluted net loss per common share	52,101,406	51,046,792	51,982,122	50,821,804

Comprehensive loss:
Net loss	$(11,187)	$(739)	$(24,351)	$(8,742)
Other comprehensive income/(loss):
Unrealized (loss)/gain on marketable securities available for sale	(164)	128	(254)	(102)
Foreign currency cumulative translation adjustment	1,242	414	2,186	740

Total comprehensive loss	$(10,109)	$(197)	$(22,419)	$(8,104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

	As restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,351)	$(8,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,416	7,531
Amortization of acquired technology and customer relationships	599	—
Provision for allowance for doubtful accounts	17	214
Amortization of deferred stock compensation related to employee and non-employee stock options and non-employee stock warrants	2,185	3,195
Write off of in-process research and development	4,284	—
Impairment of equity investment in private company	—	1,000
Conversion of interest income into equity in private company	(257)	—
Non cash restructuring costs	54	—
Increase (decrease) in cash resulting from changes in assets and liabilities, net of business acquisitions:
Accounts receivable	8,075	3,392
Prepaid expenses and other current assets	1,320	1,039
Other non-current assets	31	910
Accounts payable	253	(6,699)
Accrued expenses	(2,516)	(1,928)
Accrued salaries and commissions	(1,713)	(2,493)
Accrued ESPP	(498)	(891)
Deferred revenue	(6,632)	(10,054)

Net cash used in operating activities	(12,733)	(13,526)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(27,082)	—
Acquisition of technology	(5,278)	—
Purchases of property and equipment	(1,989)	(2,459)
Net maturities (purchases) of marketable securities available for sale	26,926	(12,515)
Proceeds from the sale of investment in private company	1,000	—

Net cash used in investing activities	(6,423)	(14,974)

Cash flows from financing activities:
Short-term borrowings	3,348	—
Payments on short-term borrowings	(3,397)	—
Borrowings under leasing agreements	—	2,500
Payments on capital leases	(2,789)	(3,467)
Proceeds from exercise of stock options and stock issued under the ESPP	3,312	4,119

Net cash provided by financing activities	474	3,152

Effect of exchange rate on cash and cash equivalents	2,876	1,115

Net decrease in cash and cash equivalents	(15,806)	(24,233)
Cash and cash equivalents at beginning of period	79,702	98,497

Cash and cash equivalents at end of period	$63,896	$74,264

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
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and nine-month periods ended December 31, 2003 have been restated from amounts previously reported. The accompanying consolidated financial data presents the Company’s restated Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2003 and the restated balance sheet items as of December 31, 2003 on a comparative basis showing the amounts as originally reported and as restated.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.     Restatements — (Continued)

Summary of the Significant Effects of the Restatements on the Consolidated Statements of Operations

	Three Months Ended December 31, 2003			Nine Months Ended December 31, 2003

	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

	(In thousands, except per share amounts)
Revenue:
License	$25,037	$—	$25,037	$68,863	$(1,802)	$67,061
Professional services	11,210		11,210	30,661	(118)	30,543
Maintenance	13,851	(66)	13,785	39,188	(87)	39,101

Total revenue	50,098	(66)	50,032	138,712	(2,007)	136,705
Cost of revenue	14,826	—	14,826	39,954	—	39,954

Gross profit	35,272	(66)	35,206	98,758	(2,007)	96,751
Operating expenses	46,690	—	46,690	123,046	—	123,046

Operating loss	(11,418)	(66)	(11,484)	(24,288)	(2,007)	(26,295)
Interest and other income, net	295	2	297	1,929	15	1,944

Net loss	$(11,123)	$(64)	$(11,187)	$(22,359)	$(1,992)	$(24,351)

Basic and diluted net loss per share	$(0.21)	$(0.00)	$(0.21)	$(0.43)	$(0.04)	$(0.47)

Summary of the Significant Effects of the Restatements on the Consolidated Balance Sheet

	December 31, 2003

	As
	previously
	reported	Adjustments	As restated

	(In thousands)
Accounts receivable, net	$38,301	$30	$38,331
Total current assets	166,546	30	166,576
Total assets	280,387	30	280,417
Short-term borrowings	—	162	162
Accounts payable	10,715	(6)	10,709
Deferred revenue	36,774	(312)	36,462
Long term deferred revenue	3,167	2,346	5,513
Total liabilities	76,536	2,190	78,726
Accumulated deficit	(310,808)	(1,992)	(312,800)
Accumulated other comprehensive income	2,212	(168)	2,044
      None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the nine months ended December 31, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock Based Compensation,” for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	As restated		As restated
	(In thousands, except per share amounts)
Net loss, as reported	$(11,187)	$(739)	$(24,351)	$(8,742)
Add: Stock-based compensation expense determined under intrinsic value method	46	137	201	644
Less: Stock based compensation expense determined under fair value method	(10,526)	(11,646)	(37,353)	(37,194)

Net loss, pro forma	$(21,667)	$(12,248)	$(61,503)	$(45,292)

Basic and diluted net loss per common share, as reported	$(0.21)	$(0.01)	$(0.47)	$(0.17)
Basic and diluted net loss per common share, pro forma	$(0.42)	$(0.24)	$(1.18)	$(0.89)

4.	Computation of net loss per share
      The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and warrants of 871,056 and 1,009,170 for the three months ended December 31, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Employee stock options and warrants of 829,031 and 1,448,768 for the nine months ended December 31, 2003 and 2002, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

5.	Supplemental disclosures of cash flow information

	Nine Months Ended
	December 31,

	2003	2002

	As restated
	(In thousands)
Cash paid during the period for interest	$161	$546
Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,454	$1,070
Conversion of interest income to equity in private company	$257	$—
Change in net unrealized gain on marketable securities	$(254)	$102

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Segment information
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe/ Middle-East/ Africa (“EMEA”), Japan and Asia Pacific regions. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	As restated		As restated
	(In thousands)
Revenue
Americas	$28,956	$38,847	$80,370	$102,112
EMEA	10,652	9,463	33,313	26,001
Japan	5,693	3,198	12,492	11,307
Asia Pacific	4,731	2,302	10,530	8,233

Total	$50,032	$53,810	$136,705	$147,653

	As of	As of
	December 31,	March 31,
	2003	2003

	(In thousands)
Long Lived Assets
Americas	$72,397	$47,853
EMEA	2,366	2,228
Japan	1,629	935
Asia Pacific	395	541

Total	$76,787	$51,557

7.	Restructuring and related charges
      In response to changing market conditions, including the decline in information technology spending, the Company implemented restructuring plans in the second quarter of fiscal 2002, third quarter of fiscal 2003 and third quarter of fiscal 2004.
      During the quarter ended September 30, 2001, the Company recorded restructuring and related charges of $7.2 million, consisting of headcount reductions, consolidations of facilities, and other related restructuring charges. During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million to further reduce headcount. In addition, in October 2003, the Company recorded a restructuring charge of $1.3 million due to an additional headcount reduction of approximately 39 employees or 4% of the workforce.
      As of December 31, 2003 and March 31, 2003, respectively, $2.2 million and $1.8 million of restructuring and related charges remained unpaid. The accrual primarily relates to rent on excess facilities and severance payable related to the October 2003 restructuring.

8.	Investments in private company
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

9.	Business combinations and acquisition of technology
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

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Business combinations and acquisition of technology — (Continued)
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

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Business combinations and acquisition of technology — (Continued)
obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	As Restated		As Restated
	(Unaudited)		(Unaudited)
Pro forma net revenue	$50,032	$54,557	$137,247	$148,957
Pro forma net loss	(9,275)	(2,011)	(26,513)	(12,094)
Pro forma net loss per basic and diluted share	$(0.18)	$(0.04)	$(0.51)	$(0.24)

10.	Goodwill and intangible assets

Goodwill
      The change in carrying amount of goodwill for the nine months ended December 31, 2003, is as follows (in thousands):

Balance as of March 31, 2003	$29,838
Additions	16,843

Balance as of December 31, 2003	$46,681

Intangible Assets
      The components of identifiable intangible assets are as follows (in thousands):

	As of December 31, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Existing technology	$11,152	$(557)	$10,595
Customer relationships	833	(42)	791

Total intangibles	$11,985	$(599)	$11,386

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

$11,386

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Borrowings
      During the nine months ended December 31, 2003, the Company’s Japanese subsidiary entered into unsecured short-term borrowings with three financial institutions. Annual rates of interest on the borrowings ranged from 1.4% to 2.6%. As of December 31, 2003, $162,000 was outstanding.

12.	Subsequent event
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
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and nine- month periods ended December 31, 2003 have been restated from amounts previously reported. None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the nine months ended December 31, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
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
Overview of Third Quarter of Fiscal 2004
      Our net loss of $11.2 million for the quarter ended December 31, 2003 increased by approximately $10.4 million from a net loss of $739,000 in the quarter ended December 31, 2002. The increase in net loss is due primarily to a decrease in revenue of approximately $3.8 million, an increase in cost of revenue of $3.6 million, an increase in operating expenses of $2.4 million and a decrease in net other income of approximately $678,000. The $2.4 million increase in operating expenses includes a $4.3 million in-process research and development charge related to the acquisitions of TME and The Dante Group which occurred during the quarter ended December 31, 2003, partially offset by a decrease of $922,000 in restructuring costs.
      Our total revenue decreased to $50.0 million for the quarter ended December 31, 2003 from $53.8 million for the quarter ended December 31, 2002. Our revenue decrease resulted from a decline in license revenue of $8.9 million, partially offset by a $3.3 million increase in professional services revenue and a $1.9 million increase in maintenance revenue in the quarter ended December 31, 2003 compared to the same quarter in the prior year. The 26% decrease in license revenue was attributable to the continued uncertainty in information technology spending, the residual impact from our quota bearing sales headcount in the Americas being down approximately 10% at the beginning of the first quarter of our fiscal year 2004, and lower-than-anticipated sequential growth in our Americas license sales in our quarter ended December 31, 2003. During the third quarter of our fiscal year 2004, many enterprises headquartered in the Americas continued to be cautious, and information technology purchases were subjected to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.
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
      We sell our software and services to Global 2000 customers through our direct sales force augmented by system integrators, our relationships with application software partners and resellers. In Japan, the Asia Pacific region and the government sector in the Americas and, to a lesser extent, in Europe and the Americas, we also license our software through resellers. We license our software to customers primarily on a perpetual basis. As of December 31, 2003, we had over 1,050 customers, compared to over 900 customers as of December 31, 2002.
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
Acquired In-process Research and Development
      Costs to acquire in-process research and development (IPR&D) technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 9, The Mind Electric and Dante Group acquisitions).
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
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the three and nine months ended December 31, 2003 and 2002 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended			Nine Months Ended

	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2003	2002	Change	2003	2002	Change

	As restated			As restated
	($ in thousands)
Total revenue	$50,032	$53,810	(7)%	$136,705	$147,653	(7)%
Gross profit	35,206	42,571	(17)%	96,751	114,666	(16)%
% of total revenue	70%	79%		71%	78%
Total operating expenses	46,690	44,285	5%	123,046	125,635	(2)%
% of total revenue	93%	82%		90%	85%
Operating loss	(11,484)	(1,714)	570%	(26,295)	(10,969)	140%
% of total revenue	(23)%	(3)%		(19)%	(7)%
Net loss	$(11,187)	$(739)	1,414%	$(24,351)	$(8,742)	179%
% of total revenue	(22)%	(1)%		(18)%	(6)%
      In the nine months ended December 31, 2003, total revenue decreased by 7%, to $136.7 million from $147.7 million for the nine months ended December 31, 2002 due primarily to a decrease in license revenue, which was partially offset by an increase in maintenance and professional services revenue. During the quarter ended December 31, 2003, total revenue decreased $3.8 million, or 7%, compared to the quarter ended December 31, 2002, due primarily to a decrease in license revenue which was partially offset by an increase in maintenance and professional services revenue. The decreases in license revenue in the quarter and nine months ended December 31, 2003, reflect the continued uncertainty in information technology spending, the residual impact of our quota-bearing sales representatives in the Americas being down approximately 10% at the beginning of our fiscal year 2004 and lower-than-anticipated sequential growth in our Americas license sales in the second and third quarters of our fiscal year 2004.
      Our net loss of $24.4 million for the nine months ended December 31, 2003 increased 179% from a net loss of $8.7 million in the nine months ended December 31, 2002, due primarily to a decrease in total revenue of $10.9 million, an increase in the cost of revenue of $7.0 million and a $1.3 million decrease in net other income. Those items were partially offset by a $2.6 million decrease in operating expenses and a

$1.0 million impairment charge of an equity investment in a private company. During the quarter ended December 31, 2003, our net loss increased by $10.4 million, or 1414%, compared to the quarter ended December 31, 2002, due primarily to a decrease in total revenue of $3.8 million, an increase in the cost of revenue of $3.6 million, an increase in operating expenses of $2.4 million and a $678,000 decrease in net other income. Operating expenses in the quarter and nine months ended December 31, 2003 included a $4.3 million in-process research and development charge.
Revenue
      The following table summarizes our revenue for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended			Nine Months Ended

	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2003	2002	Change	2003	2002	Change

	As restated			As restated
	($ in thousands)
License	$25,037	$33,940	(26)%	$67,061	$89,084	(25)%
Professional services	11,210	7,951	41%	30,543	24,737	23%
Maintenance	13,785	11,919	16%	39,101	33,832	16%

Total revenue	$50,032	$53,810	(7)%	$136,705	$147,653	(7)%

      The following table summarizes our net revenue by geographic region for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended			Nine Months Ended

	December 31,	December 31,	Percentage	December 31,	December 31,	Percentage
	2003	2002	Change	2003	2002	Change

	As restated			As restated
	($ in thousands)
Americas	$28,956	$38,847	(25)%	$80,370	$102,112	(21)%
EMEA	10,652	9,463	13%	33,313	26,001	28%
Japan	5,693	3,198	78%	12,492	11,307	10%
Asia Pacific	4,731	2,302	106%	10,530	8,233	28%

Total Revenue	$50,032	$53,810	(7)%	$136,705	$147,653	(7)%

      Total revenue for the quarter and nine months ended December 31, 2003 decreased 7%, compared to the quarter and nine months ended December 31, 2002. These decreases were due primarily to decreases in license revenue, which were partially offset by increases in maintenance and professional services revenue. The decreases in total revenue in the quarter and nine months ended December 31, 2003, as well as the decreases in license revenue in those periods, were due primarily to less-than-anticipated sequential growth in Americas license sales in the second and third quarters of our fiscal 2004, which were impacted by factors discussed in the following paragraph. For the quarter and nine months ended December 31, 2003, revenue from EMEA, Asia Pacific and Japan (“international revenue”) increased 41% and 24%, respectively, compared to the quarter and nine months ended December 31, 2002. The increase in international revenue was principally due to our increased focus in the EMEA, Japan and Asia Pacific regions that has resulted in an increased acceptance of our software, an increase in the number of larger deals and an increased customer base.
      License revenue for the quarter and nine months ended December 31, 2003, decreased 26% and 25%, respectively, compared to the quarter and nine months ended December 31, 2002. These decreases reflect the continued uncertainty in information technology spending, the impact of our quota bearing sales representatives in the Americas being down approximately 10% at the beginning of our fiscal year 2004 and lower-than-anticipated growth in our Americas license sales in the second and third quarters of our fiscal year 2004. During the first nine months of our fiscal year 2004, many enterprises headquartered in the Americas remained cautious, and information technology purchases were subjected to rigorous internal reviews and approvals that often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals.
      For the quarter and nine months ended December 31, 2003, professional services revenue increased by 41% and 234%, respectively, compared to the quarter and nine months ended December 31, 2002. These increases in professional services revenue are attributable primarily to an increase in the volume and/or size of customer engagements and the increased use of subcontractors.
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

Gross Margin
      The following table summarizes the Company’s gross margin by type of revenue, excluding stock based compensation, for three and nine months ended December 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

	As restated		As restated
License margin	95%	98%	97%	98%
Professional services and maintenance margin	45%	48%	46%	46%
Gross margin	70%	79%	71%	78%
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
      Our cost of license revenue consists of royalties for products licensed from third parties as well as the amortization of existing technology and customer relationships relating to the business acquisitions of TME and The Dante Group, which occurred during the quarter ended December 31, 2003. We recorded $599,000 of amortization of acquired intangibles for the three and nine months ended December 31, 2003. Our gross margin on license revenue, excluding stock based compensation, was 95% and 98% for the quarters ended December 31, 2003 and 2002, respectively, and 97% and 98% for the nine months ended December 31, 2003 and 2002, respectively. The decrease in license gross margin for the three and nine months ended December 31, 2003 was due to an increase in amortization of acquired intangibles, an increase in the cost of licensing of royalty bearing products and a decrease in license revenue.
      Our cost of professional services and maintenance consists of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on professional services and maintenance, excluding stock based compensation, was 45% and 48% for the quarters ended December 31, 2003 and 2002, respectively, and 46% for the nine months ended December 31, 2003 and 2002. The increase in our gross margin on professional services for the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002, was due to the increased use of subcontractors which was partially offset by decreased personnel costs due primarily to a reduction in incentive compensation.

Operating Expenses
      The following table presents certain information regarding the Company’s operating expenses during the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended				Nine Months Ended

	December 31,	December 31,	Percentage		December 31,	December 31,	Percentage
	2003	2002	Change		2003	2002	Change

	As restated				As restated
	($ in thousands)
Operating Expenses:
Sales and marketing*	$24,617	$24,309	1%		$68,534	$71,211	(4)%
% of total revenue	49%	45%			50%	48%
Research and development*	11,446	12,059	(5	) %	33,503	36,159	(7)%
% of total revenue	23%	22%			25%	24%
General and administrative*	4,333	4,758	(9	) %	13,282	13,051	2%
% of total revenue	9%	9%			10%	9%
Stock based compensation and warrant charge	695	922	(25	) %	2,128	2,977	(29)%
% of total revenue	1%	2%			2%	2%
Restructuring costs	1,315	2,237	(41	) %	1,315	2,237	(41)%
% of total revenue	3%	4%			1%	2%
In-process research and development	4,284	—	—		4,284	—	—
% of total revenue	8%	—			3%	—
Total operating expenses	$46,690	$44,285	5%		$123,046	$125,635	(2)%
% of total revenue	93%	82%			90%	85%

*	Excludes stock based compensation and warrant charge, as applicable.
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
      Sales and marketing expenses, excluding stock based compensation and warrant charge, increased by 1% or approximately $308,000 in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. This increase was primarily due to the following expense changes: increased investment in our annual Integration World customer conference; an increase in travel expense which we believe is due in part to increased sales activity related to the recent acquisitions; and an increase in external consulting fees. These increases were offset by a decrease in incentive compensation and commissions due to lower sales bookings. Sales and marketing expenses, excluding stock based compensation and warrant charge, decreased by 4%, or $2.7 million, for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002. This decrease was primarily due to the following: a decrease in incentive compensation, commissions and referral fees due to lower sales bookings and a decrease in travel expenses due to continued focus on travel cost containment. These decreases were partially offset by the following: increased investment in our annual Integration World customer conference and an increase in external consulting expense. Sales and marketing expenses, excluding stock based compensation and warrant charge, as a percentage of total revenue was 50% and 48% in the nine months ended December 31, 2003 and 2002, respectively and 49% and 45% in the quarters ended December 31, 2003 and 2002, respectively.
      Research and development expenses, excluding stock based compensation, decreased by 5% and 7% in the quarter and nine months ended December 31, 2003, respectively, compared to the quarter and nine months ended December 31, 2002. These decreases were primarily due to a reduction in incentive compensation costs and contractor costs. Research and development expense, excluding stock based compensation, as a percentage of total revenue was 25% and 24% in the nine months ended December 31, 2003 and 2002, respectively and 23% and 22% in the quarters ended December 31, 2003 and 2002, respectively.
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

Other Income, Net
      Other income, net, includes interest income from cash equivalents, marketable securities, long-term investments, interest expense from borrowings under lease agreements and foreign currency exchange gains or losses. Net interest income decreased by $1.3 million, or 40%, to $1.9 million for the nine months ended December 31, 2003 from $3.2 million for the nine months ended December 31, 2002. During the quarter ended December 31, 2003, net other income decreased $678,000, or 70%, to $297,000 from $975,000 for the quarter ended December 31, 2002. These decreases were primarily attributable a decrease in cash and marketable securities balances and lower interest rates on corporate paper, bonds and money market funds in the respective period of our fiscal year 2004, compared to those in the same period in the prior year. Additionally, for the three months ended December 31, 2003, we recorded $211,000 in foreign currency losses resulting from the revaluation of short-term inter-company payables and receivables and other transaction gains and losses.

Income Taxes
      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.
LIQUIDITY AND CAPITAL RESOURCES
      Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at December 31, 2003, showed a 21% decrease in our cash and marketable securities, to $158.6 million, and a 42% decrease in our working capital, to $94.1 million, from our positions at December 31, 2002. The decrease in our cash and marketable securities is due primarily to approximately $32.4 million in cash paid in connection with the acquisitions completed in October 2003. The decrease in working capital is primarily due to a decrease in our cash, short-term marketable securities and accounts receivable balances at December 31, 2003, as compared to December 31, 2002. Excluding acquisition payments, our cash and marketable securities at December 31, 2003 decreased by approximately $10.6 million as compared to March 31, 2003.
      Net cash used in operating activities was $12.7 million for the nine months ended December 31, 2003, compared to $13.5 million for the nine months ended December 31, 2002. The decrease in cash used in operating activities during the first nine months of our fiscal year 2004 compared to the first nine months of our fiscal year 2003, was due primarily to a smaller decrease in accounts payable and a larger increase in accounts receivable offset by higher net loss in the nine months ended December 31, 2003.
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
      Net cash provided by financing activities was $474,000 for the nine months ended December 31, 2003, compared to $3.2 million during the nine months ended December 31, 2002. These cash flows primarily reflect net cash proceeds from exercises of stock options, Employee Stock Purchase Plan common stock issuances and short-term borrowings by the Company’s Japanese subsidiary offset by payments on the short-term borrowings and capital leases for the nine months ended December 31, 2003 and 2002 and borrowings under lease agreements for the nine months ended December 31, 2002. Net cash proceeds from exercises of stock options were $831,000 and $1.1 million for the nine months ended December 31, 2003 and 2002 respectively. Net cash proceeds from ESPP common stock issuances were

$2.5 million and $3.0 million for the nine months ended December 31, 2003 and 2002 respectively. Net cash proceeds from short-term borrowings by the Company’s Japanese subsidiary were $3.3 million for the nine months ended December 31, 2003. Payments on short-term borrowings were $3.4 million for the nine months ended December 31, 2003. As of December 31, 2003, the Company had $162,000 in short-term borrowings outstanding. Payments on capital leases were $2.8 million and $3.5 million for the nine months ended December 31, 2003 and 2002, respectively. Borrowings on capital leases were $2.5 million for the nine months ended December 31, 2002.
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
      As of December 31, 2003, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect at December 31, 2003 were effective at the reasonable assurance level.
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
      The Audit Committee’s investigation and additional efforts undertaken by the Company found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management. As a result of those findings and determinations, our Chief Executive Officer and Chief Financial Officer have concluded, as of the date of this Amendment No. 1 to Form 10-Q, that our disclosure controls and procedures in effect as of December 31, 2003 were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting with respect to our Japanese subsidiary discussed below.

Internal Controls Over Financial Reporting
      In connection with the Audit Committee investigation and other efforts by the Company, we have identified a material weakness in our internal controls over financial reporting with respect to our Japanese subsidiary in effect as of December 31, 2003. The identified material weakness relates to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of our financial statements.
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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits.

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between web Methods, Inc. and each of its directors and executive officers
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.
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

Mary Dridi
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company.
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between web Methods, Inc. and each of its directors and executive officers
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.