Form 10-K/A
period 2004-03-31
WEBMETHODS INC
filed 2005-02-15
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

Explanatory Note to Form 10-K Amendment No. 2
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
      The Company has filed this Amendment No. 2 to Form 10-K to amend the Company’s Form 10-K for the year ended March 31, 2004 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on June 14, 2004, to restate the Company’s consolidated financial statements for the fiscal year ended March 31, 2004, as summarized in Note 2 of the Notes to the Consolidated Financial Statements of the Company appearing in this report. The Company is also filing an amended Form 10-Q for each of the interim periods in that fiscal year, an amended Form 10-Q for the three months ended June 30, 2004 and its Form 10-Q for the three months ended September 30, 2004, which was delayed during the Audit Committee’s investigation into certain transactions of the Company’s Japanese subsidiary.
      The following items of the Form 10-K have been modified or revised in this Amendment No. 2 to reflect the restatements:

•	Part II, Item 6. Selected Financial Data.

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II, Item 8. Financial Statements and Supplementary Data.

•	Part II, Item 9A. Controls and Procedures.

•	Part III, Item 15. Exhibits and Financial Statement Schedules and Reports on Form 8-K.
In addition, certain conforming changes have been made to Part I, Item 1. Business.
      This Amendment No. 2 generally does not modify or update disclosures presented in the original Form 10-K, as amended by Amendment No. 1 thereto, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements or included in Amendment No. 1 to the Form 10-K, this Amendment No. 2 speaks as of the original filing date of the Form 10-K on June 14, 2004 and does not modify or update disclosures in the Form 10-K, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K, including any amendments to those filings.

WEBMETHODS, INC.
FORM 10-K/A
TABLE OF CONTENTS

Part I
Item 1.	Business	1
	Overview	1
	Industry Background	3
	The webMethods Solution	4
	webMethods’ Strategy	7
	Customers	9
	Sales and Marketing	9
	Partners and Strategic Relationships	10
	Global Customer Services	11
	Product Development	11
	Competition	12
	Intellectual Property and Other Proprietary Rights	12
	Corporate Information	14
	Available Information	15
	Employees	15
	Executive Officers of webMethods	15
	Factors That May Affect Future Operating Results	17
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26
Part II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	26
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	Recent Developments	29
	Overview	30
	Results of Operations	34
	Liquidity and Capital Resources	42
	Recently Issued Accounting Pronouncements	43
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	45
Item 9A.	Controls and Procedures	45
Part III
Item 10.	Directors and Executive Officers of the Registrant	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management	47
Item 13.	Certain Relationships and Related Transactions	47
Item 14.	Principal Accountant Fees and Services	47
Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	48
Signatures		50

PART I

Item 1.	BUSINESS
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
      The webMethods Enterprise Services Platform includes the following features:

•	Proven business integration functionality — inherited from our previous flagship offering, the webMethods Integration Platform — which allows companies to not only integrate existing applications and establish electronic communications with trading partners, but to incorporate these resources seamlessly into the Enterprise Service Oriented Architecture. The webMethods Integration Server, which unites enterprise application integration and business-to-business functionality under a common architecture, is the basis for this capability. As a foundation for business integration and Composite Application development, the webMethods Integration Server allows the customer’s information technology resources to be published, managed and orchestrated as Web services in a Service Oriented Architecture. With so much investment tied up in existing information technology systems, this is the most expedient and cost-effective path to populating a Service Oriented Architecture with the Web services that higher-level software tools, portals, and other service-based applications can leverage. The move to Web services also benefits downstream business integration initiatives through reusability and the reduced cost and complexity resulting from standardization.

•	A robust, scalable, high performance event-driven messaging capability that allows the webMethods Enterprise Services Platform to support real-time, message-oriented interactions in addition to the Web services request/reply style of interaction. Enabled by the webMethods Broker, event-driven processing naturally complements Web services by providing the real-time capabilities that are needed for Business Activity Monitoring and other applications. The webMethods Brokertmoffers reliable message delivery and a scalable publish/subscribe architecture that is capable of processing thousands of messages per second. The webMethods Broker is also the basis of webMethods JMS+tm, a Java Message Service-compliant messaging solution that is offered as a standalone product.

•	Enables implementation of an enterprise-caliber service-oriented infrastructure. Delivered by webMethods Fabric, the webMethods Enterprise Services Platform enables enterprises to go from small, static, brittle, ad hoc networks of unmanaged Web services to larger, dynamic, robust, coordinated networks of managed Web services. webMethods Fabric can be deployed as an intermediary or in conjunction with either the Web service producer or Web service consumer or both. webMethods Fabric coordinates the use of Web services in a Service Oriented Architecture regardless of what technology was used to create those services including, but not limited to, webMethods software, J2EE application servers, .NET-based applications, other packaged applications or mainframe environments. With this flexible deployment architecture, customers can reduce network latency and create a more secure and robust environment for deploying a Service Oriented Architecture. These include capabilities such as Web services monitoring and management, service discovery, dynamic binding, failover and load-balancing, and intelligent message processing.

•	An extensive library of adapters so that the webMethods Enterprise Services Platform can integrate the numerous proprietary interfaces presented by a broad variety of enterprise applications (e.g., supply chain management software from i2 Technologies, inter-enterprise software solutions from SAP AG, sales, marketing and customer relationship management software from Siebel Systems, customer relationship management and enterprise management software from PeopleSoft). The

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
Business Activity Monitoring (BAM)
      webMethods’ Business Activity Monitoring solution enables customers to achieve new levels of agility by monitoring their business operations on their information systems in real-time, identifying opportunities and diagnosing problems as they occur, and responding instantly to changes in business activity. The webMethods Business Activity Monitoring solution, webMethods Optimize, combines real-time awareness about business events with the ability to correlate information surrounding these events into meaningful feedback along the decision chain. This solution provides further value when the customer extends this correlation capability to the point of recommending responses or even predicting failures before they occur. With webMethods Optimize, companies are able to improve the speed and effectiveness of their decision-making by gaining complete real-time visibility into their business processes. webMethods offers a set of service offerings to support our customers’ implementation of our Business Activity Monitoring solution. These include the webMethods BAM Workshop, a facilitated on-site session which helps companies identify the business processes most appropriate for an initial Business Activity Monitoring implementation; a Business Process Report Card detailing the “as is” state of a business process with regard to its ability to meet its business commitments and identified Key Performance Indicators (KPIs); and a BAM Assessment providing an in-depth analysis of a company’s key business processes with regard to their applicability and associated return on investment for Business Activity Monitoring.

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
SALES AND MARKETING
      We license our software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major systems integrators with whom we have strategic alliances, other partners and distributors. In Japan and the Asia Pacific region and, to a lesser extent, in Europe, we also license our software through resellers. Our strategic software vendor partners and system integrator partners actively assist us in selling the full webMethods product line to their customers, often giving us an incumbency advantage when the customer implements an enterprise-wide integration initiative. Information on our strategic partners is included in this section under the captions “webMethods’ Strategy” and “Partners and Strategic Relationships.”
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
CORPORATE INFORMATION
      webMethods, Inc. was organized in Delaware in 1996. We completed our initial public offering in February 2000. In August 2000, webMethods, Inc. acquired Active Software, Inc., a publicly-held software company that developed and delivered enterprise application integration software. In February 2001, we acquired IntelliFrame Corporation, its workflow technology and its research and development team. In October 2003, we acquired The Mind Electric, Inc., The Dante Group, Inc. and certain assets of Data Channel. References to “webMethods,” “we,” “us” or “our” include webMethods, Inc. and its subsidiaries unless a statement specifically refers to webMethods, Inc. Our executive offices are located at 3930 Pender Drive, Fairfax, Virginia 22030, and our main telephone number is (703) 460-2500. We operate in a single segment of software and related services.
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
      The following selected historical consolidated financial data for webMethods should be read in conjunction with the consolidated financial statements of webMethods and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2004, 2003 and 2002 and the historical consolidated balance sheet data as of March 31, 2004 and 2003 are derived from the consolidated financial statements of webMethods, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm for webMethods, and are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2001 and 2000 and the historical consolidated balance sheet data as of March 31, 2002, 2001 and 2000 are derived from consolidated financial statements of webMethods not contained in this report. Historical results are not necessarily indicative of future results.

	Year Ended March 31,

(In thousands, except per share amounts)	2004	2003	2002	2001	2000

	*As restated
Consolidated Statements of Operations Data:
Revenue:
License	$92,740	$117,066	$121,803	$143,514	$42,822
Professional services	43,634	33,378	35,800	34,945	11,699
Maintenance	53,167	46,310	38,393	23,498	5,624

Total revenue	189,541	196,754	195,996	201,957	60,145

Cost of revenue:
Amortization of intangibles	1,199	—	—	—	—
License	2,211	1,937	2,335	5,189	2,612
Professional services and maintenance:
Stock based compensation	56	251	436	1,188	560
Other professional services and maintenance	53,457	41,937	42,124	46,304	16,102

Total cost of revenue	56,923	44,125	44,895	52,681	19,274

Gross profit	132,618	152,629	151,101	149,276	40,871

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,769	3,761	2,865	4,813	1,471
Other sales and marketing costs	91,664	92,958	106,377	100,154	44,033
Research and development:
Stock based compensation	15	97	12,526	12,447	1,250
Other research and development costs	45,045	47,441	49,634	45,158	14,780
General and administrative:
Stock based compensation	7	47	433	1,640	307
Other general and administrative costs	17,873	17,831	19,372	20,837	9,753
Restructuring and related charges	3,920	2,155	7,243	—	—
Acquisition related expenses	—	—	—	34,039	—
Amortization of goodwill and intangibles	—	—	38,697	41,395	1,305
In-process research and development	4,284	—	—	34,910	2,737
Settlement of intellectual property matter	2,250	—	—	—	—

Total operating expenses	167,827	164,290	237,147	295,393	75,636

Operating loss	(35,209)	(11,661)	(86,046)	(146,117)	(34,765)
Interest income	2,851	4,732	9,116	14,894	3,507
Interest expense	(205)	(674)	(553)	(503)	(145)
Other income (expense)	(461)	18	(26)	112	(47)
Impairment of equity investments in private companies	—	(1,000)	(5,200)	—	—

Loss before income taxes	(33,024)	(8,585)	(82,709)	(131,614)	(31,450)
Provision for income taxes	—	—	—	—	—

Net loss	(33,024)	(8,585)	(82,709)	(131,614)	(31,450)
Accretion and accrued dividends related to mandatorily redeemable preferred stock	—	—	—	—	(10,223)

Net loss	$(33,024)	$(8,585)	$(82,709)	$(131,614)	$(41,673)

Basic and diluted net loss per share	$(0.63)	$(0.17)	$(1.67)	$(2.81)	$(2.23)

Shares used in computing basic and diluted net loss per common share	52,137	51,282	49,493	46,860	18,717

*	See note 2 to the accompanying consolidated financial statements.

	March 31,

(In thousands)	2004	2003	2002	2001	2000

	*As restated
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term marketable securities available for sale	$155,947	$201,626	$211,842	$206,389	$196,972
Working capital	93,692	149,424	178,909	190,722	181,355
Total assets	283,650	304,436	324,063	375,288	299,187
Long-term liabilities	7,439	7,267	21,653	25,409	6,208
Total stockholders’ equity	197,137	218,559	215,544	265,609	252,169

*	See note 2 to the accompanying consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
      As a result of the foregoing, the Company’s consolidated financial statements for the fiscal year ended March 31, 2004, each quarter therein and for the three-month period ended June 30, 2004 and the Company’s Condensed Balance Sheet at March 31, 2004 have been restated from amounts previously reported. None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the restated net loss and revisions to certain balance sheet accounts and our consolidated statements of changes in stockholders’ equity have been restated to reflect the restated net loss.
      In an unrelated matter, the Company has amended the notes to the financial statements relating to stock-based compensation for the fiscal year ended March 31, 2004 and for the three months ended June 30, 2004. These note disclosures have been adjusted to correct errors in the calculations of stock-based compensation expense determined under the fair value method in accordance with SFAS 123, “Accounting for Stock-Based Compensation”. The corrections to the calculations of stock-based compensation expense have no impact on the reported results of operations or financial condition of the Company.
      Consequently, the effects of the restatements have been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 2 to Form 10-K. Except for unrelated corrections of errata in the range of exercise prices in the table relating to stock-based compensation included in Note 14 of the Notes to Consolidated Financial Statements provided in Amendment No. 1 to this Form  10-K (Note 15 of the Notes to Consolidated Financial Statements provided in this Amendment No. 2 to Form 10-K), this Amendment No. 2 to Form 10-K does not reflect any events occurring after the original filing date of the Form 10-K.
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

      We license our software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major system integrators with whom we have strategic alliances, other partners and distributors. In Japan, the Asia Pacific region and the government sector in the Americas and, to a lesser extent, in Europe and the Americas, we also license our software through resellers. We license our software primarily on a perpetual basis and, to a lesser extent, on a renewable term basis. As of March 31, 2004, we had over 1,100 customers, compared to over 925 customers as of March 31, 2003.
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
Revenue Recognition
      We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 3 in the Consolidated Financial Statements for a more comprehensive discussion of our revenue recognition policies. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue.
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
Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customers specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2004 and 2003, the allowance for doubtful accounts was $2.1 million and $2.9 million respectively.
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
Acquired In-process Research and Development
      Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 13, Business acquisitions).
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
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for each of the past three fiscal years (all percentages are calculated using the underlying data in thousands):

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	As restated
	($ in thousands)
Total revenue	189,541	(3.7)%	196,754	0.4%	195,996
Gross profit	132,618	(13.1)%	152,629	1.0%	151,101
% of total revenue	70.0%		77.6%		77.1%
Total operating expenses	167,827	2.2%	164,290	(30.7)%	237,147
% of total revenue	88.5%		83.5%		121.0%
Operating loss	(35,209)	202.0%	(11,661)	(86.4)%	(86,046)
% of total revenue	(18.6)%		(5.9)%		(43.9)%
Net loss	(33,024)	284.7%	(8,585)	(89.6)%	(82,709)
% of total revenue	(17.4)%		(4.4)%		(42.2)%
      During fiscal year 2004, our total revenue decreased to $189.5 million from $196.8 million in fiscal year 2003, and $196.0 million in fiscal year 2002. Our fiscal year 2004 license revenue was negatively impacted by the continued uncertainty in information technology spending and lower-than-anticipated Americas license revenue. Additionally, we entered the first quarter of fiscal year 2004 with our quota bearing sales headcount down approximately 10%, which resulted in lower than anticipated Americas license revenue, particularly in the first half of the year. The decrease in license revenue in fiscal year 2004 was partially offset by an increase in maintenance and professional services revenue. In addition, during the last two quarters of fiscal 2004, license and total revenue increased sequentially in each quarter.
      Our net loss increased to $33.0 million in fiscal year 2004 from $8.6 million in fiscal year 2003 due, primarily, to a decrease in license revenue, an increase in professional services costs, the addition of in-process research and development and intangibles amortization related to the acquisitions in October 2003 and the settlement of an intellectual property matter in March 2004. Our net loss decreased from $82.7 million in fiscal year 2002 to $8.6 million in fiscal year 2003 due, primarily, to the cessation of amortization of goodwill and indefinite lived intangibles, reduced sales and marketing costs, lower charges for impairment of equity investments and reduced restructuring and related charges.
Revenue
      The following table summarizes webMethods’ revenue for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	As restated
	($ in thousands)
License	$92,740	(20.8)%	$117,066	(3.9)%	$121,803
Professional services	43,634	30.7%	33,378	(6.8)%	35,800
Maintenance	53,167	14.8%	46,310	20.6%	38,393

Total revenue	$189,541	(3.7)%	$196,754	0.4%	$195,996

      The following table summarizes webMethods’ net revenue by geographic region for each of the past three fiscal years:

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	As restated
	($ in thousands)
Americas	$114,507	(14.4)%	$133,756	(6.5)%	$143,003
Europe	44,965	23.7%	36,351	1.9%	35,666
Japan	15,472	1.3%	15,274	130.3%	6,632
Asia Pacific	14,597	28.3%	11,373	6.3%	10,695

Total revenue	$189,541	(3.7)%	$196,754	0.4%	$195,996

      Our total revenue decreased by $7.2 million, or 4%, in fiscal year 2004 from fiscal year 2003, and increased by $758,000 or less than 1% in fiscal year 2003 from fiscal year 2002. License revenue decreased by $24.3 million or 21% in fiscal year 2004 from fiscal 2003. Our ability to maintain our software license revenue, a major component of revenue, continued to be impacted by the economic downturn and uncertainty in information technology spending, particularly in the Americas, as well as the impact of our quota bearing sales representatives in the Americas being down approximately 10% at the beginning of fiscal year 2004 and lower-than-anticipated license revenue in the Americas, particularly in the first half of fiscal year 2004. Many enterprises continue to be cautious and subject information technology (IT) purchases to more rigorous internal reviews and approvals, which often result in longer sales cycles, the postponement of IT projects or customers placing smaller orders. Total revenue included a $8.8 million positive foreign currency impact from certain international markets in fiscal year 2004, which had minimal impact on operating margins because total cost of revenue and operating expenses in fiscal year 2004 were negatively impacted by approximately $9.2 million due to foreign currency fluctuations. In addition, license revenue and total revenue increased sequentially in each of the last two quarters of our fiscal year due in part to sales of the products we acquired in connection with the three acquisitions completed in October 2003.
      Professional services revenue increased by $10.3 million, or 31%, to $43.6 million, for fiscal year 2004 compared to $33.4 million for fiscal year 2003. This increase was primarily due to an increase in the volume and/or size of customer engagements, the increased use of subcontractors and, to a lesser extent, a $2.0 million positive foreign currency impact. In fiscal year 2003, professional services revenue decreased 7%, to $33.4 million, from $35.8 million in fiscal year 2002.
      Maintenance revenue increased $6.9 million, or 15%, from $46.3 million to $53.2 million in fiscal year 2004, and $7.9 million, or 21%, from $38.4 million to $46.3 million in fiscal year 2003. This increase is due primarily to the increase in customers licensing our software and the cumulative effect of agreements for post-contract maintenance and support, which is recognized as revenue ratably over the term of the contract. Additionally, more customers have moved to our 24x7 support plans given the mission critical nature of their integration projects. Furthermore, the increase in maintenance revenue was partially due to a $2.1 million foreign currency impact.
      In fiscal year 2004, revenue from the Americas declined $19.3 million, or 14%, from $133.8 million to $114.5 million due primarily to the uncertainty in information technology spending as well as the lower number of quota bearing sales representatives at the beginning of the first quarter of fiscal year 2004, as described above. Total revenue from Europe, Asia Pacific and Japan (“international revenue”) increased $12.0 million to $75.0 million and included a $8.8 million positive foreign currency impact. International revenue accounted for 40% of our total revenue in fiscal year 2004 as compared to 32% and 27% in 2003 and 2002, respectively.

Gross margin
      The following table summarizes our gross margin, excluding stock based compensation, by type of revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	March 31,	March 31,
	2004	2003	2002

	As restated
License	96%	98%	98%
Professional services and maintenance	45%	47%	43%
Total revenue	70%	78%	77%
      Our total gross margin, excluding stock based compensation, decreased to 70% in fiscal year 2004 from 78% and 77% in fiscal years 2003 and 2002, respectively. This decrease was primarily due to a decrease in license revenue as a percent of total revenue, an increase in the total cost of professional services and maintenance as compared to fiscal year 2003 and an increase in cost of revenue due to amortization of intangibles of $1.2 million related to the October 2003 acquisitions.
      Our cost of license revenue consists of royalties for products embedded in our software licensed from third parties. In addition, we acquired certain technology in fiscal year 2004 that resulted in amortization of intangibles in the amount of $1.2 million, which is included in our license margin. Accordingly, our gross margin on license revenue was approximately 96% in fiscal year 2004, as compared to 98% in fiscal years 2003 and 2002.
      Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on maintenance and services, excluding stock based compensation, was 45%, 47% and 43% in fiscal years 2004, 2003 and 2002, respectively. Our gross profit, excluding stock based compensation, in fiscal year 2004 was negatively impacted by an increase in subcontractor activity and nonbillable travel, training and other activities as well as a decrease in billing rates. Our gross margin, excluding stock based compensation, in fiscal year 2002 was negatively impacted due to increases in the number of professional service and technical support personnel, and, to a lesser extent, an increase in subcontractor and travel expenses.

Operating expenses
      The following table presents certain information regarding webMethods’ operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2004	Change	2003	Change	2002

	As restated
	($ in thousands)
Operating Expenses:
Sales and marketing*	$91,664	(1.4)%	$92,958	(12.6)%	$106,377
% of total revenue	48.4%		47.2%		54.3%
Research and development*	45,045	(5.1)%	47,441	(4.4)%	49,634
% of total revenue	23.8%		24.1%		25.3%
General and administrative*	17,873	0.2%	17,831	(8.0)%	19,372
% of total revenue	9.4%		9.1%		9.9%
Stock based compensation and warrant charge**	2,791	(28.5)%	3,905	(75.3)%	15,824
% of total revenue	1.5%		2.0%		8.1%
Restructuring and related charges	3,920	81.9%	2,155	(70.2)%	7,243
% of total revenue	2.1%		1.1%		3.7%
Amortization of goodwill and intangibles	—	0.0%	—	(100.0)%	38,697
% of total revenue	0.0%		0.0%		19.7%
In-process research and development	4,284	100.0%	—	0.0%	—
% of total revenue	2.3%		0.0%		0.0%
Settlement of intellectual property matter	2,250	100.0%	—	0.0%	—
% of total revenue	1.2%		0.0%		0.0%
Operating expense	$167,827	2.2%	$164,290	(30.7)%	$237,147
% of total revenue	88.5%		83.5%		121.0%

*	Excludes stock based compensation and warrant charge if applicable.

**	Includes stock based compensation that would be included in sales and marketing, research and development and general and administrative expense and warrant charge that would be included in sales and marketing expense.
      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge, restructuring and related charges, amortization of goodwill and intangibles, settlement of intellectual property matter and in-process research and development. Total cost of revenue and operating expenses for fiscal year 2004 were negatively impacted by approximately $9.2 million due to foreign currency fluctuations. This negative expense impact was offset by an approximately $8.8 million positive foreign currency impact to total revenue, resulting in minimal impact to operating margins in fiscal year 2004.
      Operating expenses, excluding stock based compensation and warrant charge, in-process research and development, settlement of intellectual property matter and restructuring and related charges, totaled $154.6 million in fiscal year 2004, a decrease of $3.6 million, or 2%, from fiscal year 2003 due to our continued focus on expense management despite a $5.1 million negative foreign currency impact.
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
      Sales and marketing expense, excluding stock based compensation and warrant charge, was 48%, 47% and 54% of total revenue in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, sales and marketing expense, excluding stock based compensation and warrant charge, decreased to $91.7 million from $93.0 million in fiscal year 2003. This decrease was primarily due to a decrease in personnel costs, commission expense, travel expense and sales assistance fees paid to partners offset by increases in marketing program costs, professional services and recruiting expenses. In addition, these decreases were further offset by a $4.7 million increase in expenses due to the foreign currency impact. In fiscal year 2003, sales and marketing expense, excluding stock based compensation and warrant charge, decreased to $93.0 million from $106.0 million in fiscal year 2002. This decrease was primarily due to a decrease in the employee compensation and benefit expense arising from decreased average headcount, and decreases in sales assistance fees paid to partners, marketing program costs, recruiting expenses and commission expense.
      Research and development expense, excluding stock based compensation, was 24%, 24% and 25% of total revenue in fiscal years 2004, 2003 and 2002, respectively. In fiscal year 2004, research and development expense, excluding stock based compensation, decreased $2.4 million primarily due to continued reduction in the use of outside contractors and reduced personnel costs offset by an increase in recruiting costs. In fiscal year 2003, research and development expense, excluding stock based compensation, decreased $2.2 million primarily due to reduced personnel cost, reduced travel expenses and the reduction in the use of outside contractors. This increase was offset by a reduction in third-party development expenses.
      General and administrative expense, excluding stock based compensation, as a percentage of total revenue, was 9% for fiscal years 2004 and 2003 and 10% for fiscal year 2002. In fiscal year 2004, general and administrative expenses, excluding stock based compensation, increased $42,000 from fiscal year 2003 to $17.9 million. During this period, general and administrative expenses were negatively affected by a $394,000 unfavorable foreign currency impact, which was offset by equivalent favorable decreases in miscellaneous costs. In fiscal year 2003, general and administrative expense, excluding stock based compensation, decreased $1.5 million from fiscal year 2002 to $17.8 million. This decrease is primarily due to a reduction in the provision for doubtful accounts due to the improved quality and aging of our accounts receivable. This decrease was partially offset by employee compensation and benefit expense related to increased average headcount.
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
Other income (expense), net
      Other income (expense), net includes gains and losses on foreign currency transactions. During fiscal year 2004 our foreign currency transaction loss increased $479,000 to $461,000 from an $18,000 gain in fiscal 2003. This was primarily due to U.S. Dollar based contracts in Europe and U.S. Dollar cash accounts held by operating subsidiaries in Europe and Japan. During fiscal 2002 we experienced a $26,000 foreign currency transaction loss.
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

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2004	2003	2003	2003	2003	2002	2002	2002

	As restated	As restated	As restated	As restated
	(In thousands)
Revenue:
License	$25,679	$25,037	$20,850	$21,174	$27,982	$33,940	$26,475	$28,669
Professional services	13,091	11,210	10,460	8,873	8,641	7,951	8,584	8,202
Maintenance	14,066	13,785	12,766	12,550	12,478	11,919	11,103	10,810

Total revenue	52,836	50,032	44,076	42,597	49,101	53,810	46,162	47,681

Cost of revenue:
Amortization of intangibles	600	599	—	—	—	—	—	—
License	588	601	555	467	512	765	525	135
Professional services and maintenance:
Stock based compensation	—	12	22	22	34	65	76	76
Other professional services and maintenance	15,781	13,614	12,403	11,659	10,593	10,409	10,668	10,267

Total cost of revenue	16,969	14,826	12,980	12,148	11,139	11,239	11,269	10,478

Gross profit	35,867	35,206	31,096	30,449	37,962	42,571	34,893	37,203

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	663	689	721	696	912	896	983	970
Other sales and marketing	23,130	24,617	21,467	22,450	21,747	24,309	22,592	24,310
Research and development:
Stock based compensation	—	5	10	—	12	26	40	19
Other research and development	11,542	11,446	10,857	11,200	11,282	12,059	11,821	12,279
General and administrative:
Stock based compensation	—	1	3	3	3	—	23	21
Other general and administrative	4,593	4,333	4,524	4,423	4,780	4,758	4,228	4,065
Restructuring and related charges	2,605	1,315	—	—	(82)	2,237	—	—
In-process research and development	—	4,284	—	—	—	—	—	—
Settlement of intellectual property matter	2,250	—	—	—	—	—	—	—

Total operating expenses	44,783	46,690	37,582	38,772	38,654	44,285	39,687	41,664

Operating loss	(8,916)	(11,484)	(6,486)	(8,323)	(692)	(1,714)	(4,794)	(4,461)
Interest income	575	549	721	1,007	921	1,105	1,244	1,462
Interest expense	(42)	(56)	(17)	(89)	(129)	(193)	(245)	(107)
Other (expense)/income	(290)	(196)	(5)	28	57	63	(86)	(16)
Impairment of equity investments in private companies	—	—	—	—	—	—	(1,000)	—

Net (loss)/income	$(8,673)	$(11,187)	$(5,787)	$(7,377)	$157	$(739)	$(4,881)	$(3,122)

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2004	2003	2003	2003	2003	2002	2002	2002

	As restated	As restated	As restated	As restated
	(In thousands)
Revenue:
License	48.6%	50.0%	47.3%	49.7%	57.0%	63.1%	57.4%	60.1%
Professional services	24.8	22.4	23.7	20.8	17.6	14.8	18.6	17.2
Maintenance	26.6	27.6	29.0	29.5	25.4	22.1	24.0	22.7

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Amortization of intangibles	1.1	1.2	—	—	—	—	—	—
License	1.1	1.2	1.3	1.1	1.0	1.4	1.1	0.3
Professional services and maintenance:
Stock based compensation	—	—	0.1	0.1	0.1	0.1	0.2	0.2
Other professional services and maintenance	29.9	27.2	28.1	27.4	21.6	19.4	23.1	21.5

Total cost of revenue	32.1	29.6	29.4	28.5	22.7	20.9	24.4	22.0

Gross profit	67.9	70.4	70.6	71.5	77.3	79.1	75.6	78.0

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	1.3	1.4	1.6	1.6	1.9	1.7	2.1	2.0
Other sales and marketing	43.8	49.1	48.7	52.7	44.3	45.2	48.9	51.0
Research and development:
Stock based compensation	—	—	—	—	—	—	0.1	—
Other research and development	21.8	22.9	24.6	26.3	23.0	22.4	25.6	25.8
General and administrative:
Stock based compensation	—	—	—	—	—	—	—	—
Other general and administrative	8.7	8.7	10.3	10.4	9.7	8.8	9.3	8.6
Restructuring and related charges	4.9	2.6	—	—	(0.2)	4.2	—	—
In-process research and development	—	8.6	—	—	—	—	—	—
Settlement of intellectual property matter	4.3	—	—	—	—	—	—	—

Total operating expenses	84.8	93.3	85.2	91.0	78.7	82.3	86.0	87.4

Operating loss	(16.9)	(22.9)	(14.6)	(19.5)	(1.4)	(3.2)	(10.4)	(9.4)
Interest income	1.1	1.1	1.6	2.4	1.9	2.1	2.7	3.1
Interest expense	(0.1)	(0.1)	—	(0.2)	(0.3)	(0.4)	(0.5)	(0.2)
Other (expense)/income	(0.5)	(0.4)	—	(0.1)	0.1	0.1	(0.2)	—
Impairment of equity investments in private companies	—	—	—	—	—	—	(2.2)	—

Net (loss)/income	(16.4)%	(22.4)%	(13.0)%	(17.3)%	0.3%	(1.4)%	(10.6)%	(6.6)%

LIQUIDITY AND CAPITAL RESOURCES
      As of March 31, 2004 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $155.9 million as compared to $201.6 million as of March 31, 2003. This decrease was due in part to the use of $32.4 million of net cash in the acquisitions of two businesses and the purchase of technology previous discussed. The decrease in working capital is primarily due to increased cash used in operations, the reinvestment of certain marketable securities which were previously short term in nature but have now been reinvested for longer terms, and increases in accounts payable and accrual balances offset by a decrease in cash used in investing activities at March 31, 2004 as compared to March 31, 2003.

      Net cash used in operating activities was $20.0 million, $12.8 million, and $4.1 million in fiscal years 2004, 2003 and 2002, respectively. The increase in cash used in operating activities during fiscal year 2004 compared to fiscal year 2003 was due primarily to a larger net loss, offset by decreases in cash used for accounts payable, accrued expenses and accrued salaries and commissions, and decreases in deferred revenue balances and an increase in the accounts receivable balance.
      Net cash provided by investing activities was $7.1 million in fiscal year 2004 and net cash used in investing activities was $11.7 million and $21.2 million in fiscal years 2003 and 2002, respectively. Cash provided by investing activities in fiscal year 2004 primarily reflects net sales of marketable securities offset by $32.4 million in cash used for the acquisition of businesses and technology and $2.7 million in capital expenditure. Cash used in investing activities in fiscal year 2003 and 2002 primarily reflects purchases of property and equipment and net purchases of marketable securities offset in fiscal 2002 by $2.0 million in proceeds from the repayment of an investment in a private company. Capital expenditures were $2.7 million, $3.0 million, and $5.9 million in fiscal years 2004, 2003 and 2002, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since our inception, we have generally funded capital expenditures through the use of capital leases and working capital.
      Net cash provided by financing activities was $5.6 million, $4.4 million and $14.4 million in fiscal years 2004, 2003 and 2002, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options, net cash proceeds from Employee Stock Purchase Plan (ESPP) common stock issuances and net cash proceeds from short-term borrowings by the Company’s Japanese subsidiary, offset by payments on capital leases and short-term borrowings. Net cash proceeds from exercises of stock options were $3.0 million, $2.6 million and $10.5 million in fiscal years 2004, 2003 and 2002 respectively. Net cash proceeds from ESPP common stock issuances were $2.5 million, $3.0 million and $5.0 million in fiscal years 2004, 2003 and 2002 respectively. Net cash proceeds from short-term borrowings by the Company’s Japanese subsidiary were $5.9 million in fiscal year 2004. Payments on short-term borrowings were $3.6 million in fiscal year 2004. As of March 31, 2004, the Company’s Japanese subsidiary had $2.6 million in short-term borrowings outstanding. Payments on capital leases were $3.3 million, $4.9 million and $3.1 million in fiscal years 2004, 2003 and 2002, respectively.
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
      The consolidated financial statements of webMethods are submitted on pages F-1 through F-30 of this report.

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
      As of March 31, 2004, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect at March 31, 2004 were effective at the reasonable assurance level.
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
      The Audit Committee’s investigation and additional efforts undertaken by the Company found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management. As a result of those findings and determinations, our Chief Executive Officer and Chief Financial Officer have concluded, as of the date of this Amendment No. 2 to Form 10-K, that our disclosure controls and procedures in effect as of March 31, 2004 were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting with respect to our Japanese subsidiary discussed below.
  Internal Controls Over Financial Reporting
      In connection with the Audit Committee investigation and other efforts by the Company, we have identified a material weakness in our internal controls over financial reporting with respect to our Japanese subsidiary in effect as of March 31, 2004. The identified material weakness relates to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of our financial statements.
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
      Information regarding fees billed for services rendered by webMethods’ independent auditors and related information will be set forth in the definitive Proxy Statement for webMethods’ 2004 Annual Meeting of Stockholders, and is incorporated into this report by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) Documents filed as part of the report:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules and Report Thereon

Schedule II — Valuation and Qualifying Accounts	F-29
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-30

(3)	Exhibits

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1(3)	Second Amended and Restated Investor Rights Agreement
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21.1(6)	Subsidiaries of webMethods, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24(6)	Power of Attorney (included on signature page of webMethods’ Form 10-K for the year ended March 31, 2004 filed on June 14, 2004)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1* #	Section 1350 Certification of Chief Executive Officer
32.2* #	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.
      (b) Reports on Form 8-K. The following reports on Form 8-K have been furnished, but not filed, by webMethods, Inc. since the beginning of its fiscal quarter on January 1, 2004 through March 31, 2004.

Date of Report	Item No.	Item Reported

January 21, 2004	7,12	Press release dated January 21, 2004.
      (c) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).
      (d) Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 15(a)(2).

Schedule	Description

II	Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on February 14, 2005.

WEBMETHODS, INC.

By:	/s/ David Mitchell

David Mitchell
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/ David Mitchell David Mitchell		President and Chief Executive Officer	February 14, 2005

/s/ Mary Dridi Mary Dridi		Officer and Treasurer Executive Vice President and Chief Financial	February 14, 2005

* Gary J. Fernandes		Director	February 14, 2005

* James P. Gauer		Director	February 14, 2005

* R. James Green		Director	February 14, 2005

* William A. Halter		Director	February 14, 2005

* Jerry Jasinowski		Director	February 14, 2005

* Jack L. Lewis		Director	February 14, 2005

* Gene Riechers		Director	February 14, 2005

* William V. Russell		Non-Executive Chairman of the Board and Director	February 14, 2005

By:	/s/ Mary Dridi Mary Dridi, Attorney-in-Fact

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
      As discussed in Note 2, the fiscal year 2004 financial statements have been restated to correct for certain errors with respect to the Company’s Japanese subsidiary and to correct the Company’s pro forma stock-based compensation disclosures under Statement of Financial Accounting Standards No. 123.
      As further discussed in Note 1, effective on April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, and accordingly, changed its method of accounting for goodwill and other intangible assets.
/s/ PRICEWATERHOUSECOOPERS LLP
McLean, Virginia
May 28, 2004 except for Note 2,
as to which the date is February 14, 2005

WEBMETHODS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2003

	As restated
	(In thousands, except
	share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$75,462	$79,702
Marketable securities available for sale	44,328	97,079
Accounts receivable, net of allowance of $2,103 and $2,850	46,741	43,691
Prepaid expenses and other current assets	6,235	7,562

Total current assets	172,766	228,034
Marketable securities available for sale	36,157	24,845
Property and equipment, net	8,106	12,068
Goodwill	46,704	29,838
Intangibles assets, net	10,787	—
Other assets	9,130	9,651

Total assets	$283,650	$304,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,919	$9,768
Accrued expenses	17,084	14,802
Accrued salaries and commissions	11,560	11,648
Deferred revenue	36,018	39,649
Short-term borrowings	2,584	—
Current portion of capital lease obligations	909	2,743

Total current liabilities	79,074	78,610
Capital lease obligations, net of current portion and other	373	567
Other long term liabilities	1,000	—
Long term deferred revenue	6,066	6,700

Total liabilities	86,513	85,877

Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 52,746,722 and 51,766,572 shares issued and outstanding	527	518
Additional paid-in capital	521,455	515,828
Deferred stock compensation and warrant charge	(5,625)	(9,450)
Accumulated deficit	(321,473)	(288,449)
Accumulated other comprehensive income	2,253	112

Total stockholders’ equity	197,137	218,559

Total liabilities and stockholders’ equity	$283,650	$304,436

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,

	2004	2003	2002

	As restated
	(In thousands, except per share amounts)
Revenue:
License	$92,740	$117,066	$121,803
Professional services	43,634	33,378	35,800
Maintenance	53,167	46,310	38,393

Total revenue	189,541	196,754	195,996

Cost of revenue:
Amortization of intangibles	1,199	—	—
License	2,211	1,937	2,335
Professional services and maintenance:
Stock based compensation	56	251	436
Other professional services and maintenance	53,457	41,937	42,124

Total cost of revenue	56,923	44,125	44,895

Gross profit	132,618	152,629	151,101

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,769	3,761	2,865
Other sales and marketing costs	91,664	92,958	106,377
Research and development:
Stock based compensation	15	97	12,526
Other research and development costs	45,045	47,441	49,634
General and administrative:
Stock based compensation	7	47	433
Other general and administrative costs	17,873	17,831	19,372
Restructuring and related charges	3,920	2,155	7,243
Amortization of goodwill and intangibles	—	—	38,697
In-process research and development	4,284	—	—
Settlement of intellectual property matter	2,250	—	—

Total operating expenses	167,827	164,290	237,147

Operating loss	(35,209)	(11,661)	(86,046)
Interest income	2,851	4,732	9,116
Interest expense	(205)	(674)	(553)
Other (expense) income	(461)	18	(26)
Impairment of equity investment in private companies	—	(1,000)	(5,200)

Net loss	$(33,024)	$(8,585)	$(82,709)

Basic and diluted net loss per share	$(0.63)	$(0.17)	$(1.67)

Shares used in computing basic and diluted net loss per common share	52,136,919	51,281,729	49,492,654

Comprehensive loss:
Net loss	$(33,024)	$(8,585)	$(82,709)
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(165)	(135)	(692)
Foreign currency cumulative translation adjustment	2,306	750	(417)

Total comprehensive loss	$(30,883)	$(7,970)	$(83,818)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended March 31, 2002, 2003 and 2004

				Deferred		Accumulated
				Stock		Other
	Common Stock		Additional	Compensation		Comprehensive
			Paid-In	and Warrant	Accumulated	Income
	Shares	Amount	Capital	Charge	Deficit	(Loss)	Total

Balance, March 31, 2001	48,733	$487	$499,825	$(38,154)	$(197,155)	$606	$265,609

Stock options exercised, net	1,442	15	10,497	—	—	—	10,512
ESPP common stock issuances	302	3	4,978	—	—	—	4,981
Amortization of deferred stock compensation related to options	—	—	—	954	—	—	954
Compensation charge related to accelerated vesting	—	—	264	—	—	—	264
Adjustment of deferred compensation related to forfeitures	—	—	(5,283)	5,283	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	11,640	—	—	11,640
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	2,000	—	—	2,000
Other comprehensive loss	—	—	—	—	—	(1,109)	(1,109)
Net loss	—	—	—	—	(82,709)	—	(82,709)

Balance, March 31, 2002	50,477	$505	$510,281	$(14,875)	$(279,864)	$(503)	$215,544

Stock options exercised, net	907	9	2,608	—	—	—	2,617
ESPP common stock issuances	383	4	2,957	—	—	—	2,961
Adjustment of deferred compensation related to forfeitures	—	—	(303)	303	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	470	—	—	470
Compensation charge related to stock option grants to non-employees	—	—	285	—	—	—	285
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	1,250	—	—	1,250
Other comprehensive income	—	—	—	—	—	615	615
Net loss	—	—	—	—	(8,585)	—	(8,585)

Balance, March 31, 2003	51,767	$518	$515,828	$(9,450)	$(288,449)	$112	$218,559

Stock options exercised, net	620	6	3,033	—	—	—	3,039
ESPP common stock issuances	360	3	2,478	—	—	—	2,481
Adjustment of deferred compensation related to forfeitures	—	—	(48)	48	—	—	—
Amortization of deferred warrant charge	—	—	—	2,645	—	—	2,645
Amortization of deferred stock compensation related to restricted stock	—	—	—	132	—	—	132
Compensation charge related to stock option grants to non-employees	—	—	70	—	—	—	70
Compensation charge related to accelerated vesting of stock option grants issued to employees	—	—	94	—	—	—	94
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	1,000	—	—	1,000
Other comprehensive income	—	—	—	—	—	2,141	2,141
Net loss	—	—	—	—	(33,024)	—	(33,024)

Balance, March 31, 2004, as restated	52,747	$527	$521,455	$(5,625)	$(321,473)	$2,253	$197,137

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2004	2003	2002

	As restated
	(In thousands)
Cash flows from operating activities:

Net loss	$(33,024)	$(8,585)	$(82,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,428	10,044	8,453
Provision for doubtful accounts	19	384	2,840
Impairment of equity investments	—	1,000	5,200
Loss on disposal of equipment	—	—	574
Amortization of deferred stock compensation and compensation for accelerated vesting related to employee stock options and non-employee stock warrant	2,846	4,156	16,260
Amortization of goodwill	—	—	35,590
Amortization of acquired intangibles	1,199	—	3,107
Write off of in-process research and development	4,284	—	—
Conversion of interest income to equity in private company investments	(257)	—	—
Non cash restructuring and related costs, and other	473	—	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(534)	4,477	9,373
Prepaid expenses and other current assets	1,608	181	2,720
Other non-current assets	91	551	(4,569)
Accounts payable	406	(6,065)	6,596
Accrued expenses	1,752	(1,698)	3,386
Accrued salaries and commissions	(649)	(4,689)	176
Deferred revenue	(6,650)	(12,562)	(11,124)

Net cash used in operating activities	(20,008)	(12,806)	(4,127)

Cash flows from investing activities:
Acquisition of businesses and technology, net of cash acquired	(32,384)	—	—
Purchases of property and equipment	(2,744)	(2,967)	(5,859)
Net maturities (purchases) of marketable securities available for sale	41,274	(8,717)	(17,360)
Repayments of investments in private companies	1,000	—	2,000

Net cash provided by (used in) investing activities	7,146	(11,684)	(21,219)

Cash flows from financing activities:
Short-term borrowings	5,882	—	—
Payments on short-term borrowings	(3,561)	—	—
Borrowings under capital leases	—	2,500	—
Payments on capital leases	(3,255)	(4,932)	(3,135)
Proceeds from exercise of stock options	3,039	2,617	10,512
Proceeds from ESPP common stock issuances	2,481	2,961	4,981
Proceeds from OEM fees applied to deferred warrant charge	1,000	1,250	2,000

Net cash provided by financing activities	5,586	4,396	14,358

Effect of the exchange rate on cash and cash equivalents	3,036	1,299	(228)

Net decrease in cash and cash equivalents	(4,240)	(18,795)	(11,216)
Cash and cash equivalents at beginning of period	79,702	98,497	109,713

Cash and cash equivalents at end of period	$75,462	$79,702	$98,497

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
      As a result of the restatements, the Company’s consolidated financial statements for the fiscal year ended March 31, 2004, each quarter therein and for the three months ended June 30, 2004 and the Company’s Consolidated Balance Sheet at March 31, 2004 have been restated from amounts previously reported. The accompanying consolidated financial data presents the Company’s restated Condensed Consolidated Statements of Operations for the year ended March 31, 2004 and the restated balance sheet

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Restatements — (Continued)
items as of March 31, 2004 on a comparative basis showing the amounts as originally reported and as restated.
     Summary of the Significant Effects of the Restatement on the Consolidated Statement of Operations

	Year Ended March 31, 2004

	As previously
	reported	Adjustments	As restated

	(In thousands except per share amounts)
Revenue:
License	$97,282	$(4,542)	$92,740
Professional services	43,923	(289)	43,634
Maintenance	53,320	(153)	53,167

Total revenue	194,525	(4,984)	189,541

Cost of revenue	56,798	125	56,923

Gross profit	137,727	(5,109)	132,618

Operating expenses	167,488	339	167,827

Operating loss	(29,761)	(5,448)	(35,209)
Interest and other income, net	2,173	12	2,185

Loss before income taxes	(27,588)	(5,436)	(33,024)
Provision for income taxes	323	(323)	—

Net loss	$(27,911)	$(5,113)	$(33,024)

Basic and diluted net loss per share	$(0.54)	$(0.09)	$(0.63)
     Summary of the Significant Effects of the Restatement on the Consolidated Balance Sheet

	March 31, 2004

	As previously
	reported	Adjustments	As restated

	(In thousands)
Accounts receivable, net	$47,050	$(309)	$46,741
Prepaid expenses and other current assets	6,398	(163)	6,235
Total current assets	173,238	(472)	172,766
Total assets	284,122	(472)	283,650
Short-term borrowings	—	2,584	2,584
Accounts payable	11,055	(136)	10,919
Deferred revenue	36,785	(767)	36,018
Long term deferred revenue	2,802	3,264	6,066
Total liabilities	81,568	4,945	86,513
Accumulated deficit	(316,360)	(5,113)	(321,473)
Accumulated other comprehensive income	2,557	(304)	2,253
      None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the restated net loss and revisions

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Restatements — (Continued)
to certain balance sheet accounts and our consolidated statements of changes in stockholders’ equity have been restated to reflect the restated net loss.
      In an unrelated matter, the Company has amended the notes to the financial statements relating to stock-based compensation for the fiscal year ended March 31, 2004 and for the three months ended June 30, 2004. These note disclosures have been adjusted to correct errors in the calculations of stock-based compensation expense determined under the fair value method in accordance with SFAS 123, “Accounting for Stock-Based Compensation”. The corrections to the calculations of stock-based compensation expense have no impact on the reported results of operations or financial condition of the Company. The following presents the impact of the adjustment to stock-based compensation expense and the total adjustments to net income for the restatements noted above for the fiscal year ended March 31, 2004.

	Year Ended March 31, 2004

	As previously
	reported	Adjustments	As restated

	(In thousands except per share amounts)
Net loss, as reported	$(27,911)	$(5,113)	$(33,024)
Add: Stock-based compensation expense determined under the intrinsic method	202	—	202
Less: Stock-based compensation expense determined under the fair value method	(26,508)	(24,576)	(51,084)

Net loss, pro forma	$(54,217)	$(29,689)	$(83,906)

Basic and diluted loss per share, as reported	$(0.54)	$(0.09)	$(0.63)
Basic and diluted loss per share, pro forma	$(1.04)	$(0.57)	$(1.61)
      Consequently, the effects of the restatements have been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 2 to Form 10-K. Except for unrelated corrections of errata in the range of exercise prices in the table relating to stock-based compensation included in Note 14 of the Notes to Consolidated Financial Statements provided in Amendment No. 1 to this Form 10-K (Note 15 of the Notes to Consolidated Financial Statements provided in this Amendment No. 2 to Form 10-K), and the number of shares of the registrant’s Common Stock shown on the cover page hereof, this Amendment No. 2 to Form 10-K does not reflect any events occurring after the original filing date of the Form 10-K.

3.	Summary of significant accounting policies

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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Summary of significant accounting policies — (Continued)

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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Summary of significant accounting policies — (Continued)
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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Summary of significant accounting policies — (Continued)
      The following table summarizes the impact of the adoption of SFAS No. 142 on net loss and net loss per share and the impact had SFAS No. 142 been in effect for all periods presented (in thousands, except share and per share amounts):

	Year Ended March 31,

	2004	2003	2002

	As restated
Net loss	$(33,024)	$(8,585)	$(82,709)
Adjustments:
Amortization of goodwill	—	—	35,590

Adjusted net loss	$(33,024)	$(8,585)	$(47,119)
Weighted average shares-basic and diluted	52,136,919	51,281,729	49,492,654

Adjusted basic and diluted EPS	$(0.63)	$(0.17)	$(0.95)
Reported basic and diluted EPS	$(0.63)	$(0.17)	$(1.67)
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
3.     Summary of significant accounting policies — (Continued)
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
3.     Summary of significant accounting policies — (Continued)

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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for fiscal years 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year Ended March 31,

	2004	2003	2002

	As restated
Net loss, as reported	$(33,024)	$(8,585)	$(82,709)
Add: Stock-based compensation expense determined under intrinsic value method	202	755	12,858
Less: Stock-based compensation expense determined under fair value method	(51,084)	(56,466)	(18,368)

Net loss, pro forma	$(83,906)	$(64,296)	$(88,219)

Basic and diluted net loss per common share, as reported	$(0.63)	$(0.17)	$(1.67)
Basic and diluted net loss per common share, pro forma	$(1.61)	$(1.25)	$(1.78)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock			Employee Stock
	Option Plans			Purchase Plan
	March 31,			March 31,

	2004	2003	2002	2004	2003	2002

Expected volatility	95%	97%	125%	68%	87%	138%
Risk-free interest rate	2.90%	2.93%	4.40%	2.88%	3.04%	4.87%
Expected life (years)	4	4	4	1	0.5	1
Expected dividend yield	0%	0%	0%	0%	0%	0%
      The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2004, 2003 and 2002 was $6.15, $6.14 and $12.63, respectively.

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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Summary of significant accounting policies — (Continued)

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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Summary of significant accounting policies — (Continued)
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

4.	Related-party transactions
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

5.	Investments in private company
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

6.	Concentrations of credit risk
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

7.	Marketable securities
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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Marketable securities — (Continued)
      The gross unrealized holding gains were $135,000 and $300,000 for the years ended March 31, 2004 and 2003, respectively. The unrealized holding gains have been included, in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

8.	Property and equipment
      Property and equipment consisted of the following:

	March 31,

	2004	2003

	(In thousands)
Equipment	$18,852	$22,226
Software	6,049	7,694
Furniture	3,475	4,033
Leasehold improvements	3,104	2,912

	31,480	36,865
Accumulated depreciation and amortization	(23,374)	(24,797)

	$8,106	$12,068

      During the year ended March 31, 2004 and 2003, the Company had acquired certain equipment and software under capital leases. Assets under capital leases included in equipment as of March 31, 2004 and 2003 are $5,240,000 and $9,236,000, respectively. Assets under capital lease included in software as of March 31, 2004 and 2003 are $0 and $515,000, respectively. Related to these capital leases and included in the accumulated depreciation and amortization is $3,859,000 and $6,871,000 at March 31, 2004 and 2003, respectively.
      During the year ended March 31, 2004, the Company paid $569,000 for equipment and software that was previously leased and fully depreciated. This purchase occurred upon termination of the lease period.

9.	Income taxes
      Net operating loss carryforwards (NOLs) as of March 31, 2004 are approximately $279.8 million which begins to expire in 2007. Approximately $1.8 million included in the current year NOL is related to deductions associated with stock option exercises. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs.
      Pretax income from continuing operations for the years ending March 31 was taxed under the following jurisdictions:

	2004	2003	2002

	As restated
	(In thousands)
Domestic	$(26,435)	$4,740	$(70,755)
Foreign	(6,589)	(13,325)	(11,954)

Total	$(33,024)	$(8,585)	$(82,709)

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income taxes — (Continued)
      The tax effect of each temporary difference is as follows:

	March 31,

	2004	2003

	As restated
	(In thousands)
Net operating loss carryforwards	$103,419	$86,740
Accrued expenses	589	46
Deferred revenue	3,459	1,856
Accounts receivable	960	751
Impairment loss in equity investments	2,350	2,350
Property and equipment	(334)	568
Stock option compensation	7,473	6,394
Acquired intangibles	(1,559)	(9,050)
Research and development credit	8,034	6,287
Other	384	291
Valuation allowance	(124,775)	(96,233)

Net deferred tax assets	$—	$—

      Though management believes that future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s net operating loss carryforwards and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the “more likely than not” criterion. The change in the valuation allowance was an increase of $28.5 million, which can be attributed primarily to accrued deferred tax liabilities and additional operating losses.
      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:

	March 31,

	2004	2003	2002

	As restated
U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of Federal income tax benefit	(3.1)	2.5	(1.4)
Non-deductible items	1.1	2.1	18.8
Change in valuation allowance	44.5	34.0	6.6
Amortization of nondeductible goodwill	—	—	14.6
Change in general business credit	(5.3)	(21.1)	(5.3)
Foreign rate differential	(3.2)	16.5	0.3
Other	—	—	0.4

Effective tax rate	—%	—%	—%

10.	Borrowings
      As of March 31, 2004, the Company had a line of credit agreement with a bank to borrow up to a maximum principal amount of $20,000,000 with a maturity date of October 10, 2004 and an interest rate

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Borrowings — (Continued)
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
      During the year ended March 31, 2004 the Company’s Japanese subsidiary entered into unsecured, short-term borrowing arrangements with three Japanese financial institutions. Annual rates of interest on the borrowings ranged from 1.4% to 2.6% during the year. As of March 1, 2004, all financial institution borrowings had been repaid.
      In March 2004, the Japanese subsidiary borrowed $2.6 million from reseller, which was repaid in May 2004.

11.	Lease commitments
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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Lease commitments — (Continued)
      Future minimum lease payments under the Company’s capital and operating leases are as follows:

	Operating	Capital

	(In thousands)
Years ending March 31, 2005	$12,800	$968
2006	8,417	358
2007	8,198	29
2008	2,714	—
2009	783	—
Thereafter	426	—

	$33,338	1,355

Less amounts representing interest		(73)

		1,282
Less current portion		(909)

Capital lease obligation, net of current portion		$373

12.	Stockholders’ equity

Preferred stock
      The Company’s Certificate of Incorporation, as amended, includes 50,000,000 authorized shares of undesignated preferred stock with a par value of $.01, none of which were outstanding as of March 31, 2004.

Warrant
      In March 2001, the Company entered into an OEM/ Reseller agreement with i2 Technologies (i2). In connection with the agreement the Company issued to i2 a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23,606,000 on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay the Company OEM fees of $10,000,000 over the term of the OEM/ Reseller agreement which will reduce the deferred warrant charge. The Company received $1,000,000 and $1,250,000, of OEM fees from i2 during the years ended March 31, 2004 and 2003, respectively. These fees were recorded as a reduction to the deferred warrant charge. The Company recorded $2,645,000 and $3,402,000 of amortization of the deferred warrant charge to sales and marketing expense for the years ending March 31, 2004 and 2003, respectively. In April 2001, the Company signed an amended warrant agreement which reduced the number of shares of common stock i2 can purchase from 750,000 to 710,000 and, in addition, reduced the exercise price per share from $40.88 to $28.70. Based on the remeasurement of the warrant using the Black-Scholes valuation model the fair value of the amended warrant did not exceed the current fair value of the original warrant. The Company did not incur an additional charge as a result of this amendment. The fair value of the warrants granted to i2 was estimated on the date of grant and amendment, using the following weighted average assumptions or range of weighted average assumption: Risk-free interest rate of 4.9%, term of 3.75 to 4 years, volatility of 114% to 159%, and no dividends anticipated. As of March 31, 2004, 710,000 warrants remain outstanding with a remaining life of approximately two years.
      In March 2003, the OEM/ Reseller agreement was modified to reduce the amount of OEM fees owed to webMethods related to this agreement from $10,000,000 payable over four years to $8,750,000

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ equity — (Continued)
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

13.	Business acquisitions
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

	Years Ended March 31,

	2004	2003

	As restated
	(Unaudited)
Pro forma net revenue	$190,083	$198,348
Pro forma net loss	(35,355)	(12,842)
Pro forma net loss per basic and diluted share	$(0.68)	$(0.25)

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Acquisition of technology
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
      In August 2000, the Company increased the number of shares to 20,731,000 shares of the Company’s common stock for issuance upon the exercise of options granted under the Plan. Pursuant to an amendment to the Plan adopted by the Board of Directors on June 6, 2001 and approved by the Company’s stockholders on September 7, 2001, the number of shares of the Company’s common stock available for issuance under Plan was increased on April 1, 2002 by 2,462,195 and again on April 1, 2003 by 2,462,195 shares of common stock, and subject to the Board’s discretion, may be increased by up to the same amount each April 1 thereafter during the remaining four-year term of the Plan. At March 31, 2004, options to purchase 16,791,460 shares were outstanding.
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
      The following table summarizes shares of common stock available for issuance and shares purchased as of March 31, 2004 (in thousands).

Balance at March 31, 2002	2,661

Additional authorized shares	750
Purchases	(383)

Balance at March 31, 2003	3,028

Additional authorized shares	750
Purchases	(360)

Balance at March 31, 2004	3,418

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

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Cash paid during the period for interest	$202	$673	$511

Non-cash investing and financing activities:
Equipment purchased under capital lease	$1,457	$1,665	$3,061
Conversion of interest income into equity in private company	$257	$—	$—
Change in net unrealized gain or loss on marketable securities	$165	$135	$692
Dante Acquisition:
Fair value of assets acquired, net of cash acquired	$308	$—	$—
Less:
Liabilities assumed	(401)	—	—

	(93)	—	—
In-process research and development	3,138	—	—
Existing technology	3,530	—	—
Customer relationships	392	—	—
Goodwill	12,152	—	—

Cash paid for acquisition, net of cash acquired	$19,119	$—	$—

TME Acquisition:
Fair value of assets acquired, net of cash acquired	$154	$—	$—
Less:
Liabilities assumed	(848)	—	—

	(694)	—	—
In-process research and development	1,146	—	—
Existing technology	2,379	—	—
Customer relationships	441	—	—
Goodwill	4,715	—	—

Cash paid for acquisition, net of cash acquired	$7,987	$—	$—

DataChannel Assets Acquired from Netegrity:
Fair value of assets acquired, net of cash acquired	$101	$—	$—
Less:
Liabilities assumed	(66)	—	—

	35	—	—
Existing technology	5,243	—	—

Cash paid for acquisition, net of cash acquired	$5,278	$—	$—

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Restructuring and related charges
      In response to changing market conditions, including the decline in information technology spending, the Company implemented restructuring plans in the second quarter of fiscal 2002, third quarter of fiscal 2003, third quarter of fiscal 2004 and the fourth quarter of 2004.
      During the quarter ended September 30, 2001, the Company recorded restructuring and related charges of $7.2 million, consisting of headcount reductions, consolidations of facilities, and other related restructuring charges. During the quarter ended December 31, 2002, the Company recorded a restructuring charge of $2.2 million due to a further reduction in headcount. In addition, in October 2003, the Company recorded a restructuring charge of $1.3 million due to an additional headcount reduction of approximately 39 employees or 4% of the workforce. During the quarter ended March 31, 2004, the Company announced and implemented a restructuring plan designed to further align its cost structure with expected revenue and business requirements resulting in an additional restructuring and related charges of $2.6 million. Actions taken included a reduction in the Company’s employee workforce by approximately 20 positions or 2% of the workforce and the consolidation of our Berkeley, California office into our Sunnyvale, California office.
      As of March 31, 2004 and March 31, 2003, respectively, $3.1 million and $1.8 million of restructuring and related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.
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

	Years Ended March 31,

	2004	2003	2002

	As restated
	(In thousands)
Revenue
Americas	$114,507	$133,756	$143,003
Europe	44,965	36,351	35,666
Japan	15,472	15,274	6,632
Asia Pacific	14,597	11,373	10,695

Total	$189,541	$196,754	$195,996

Long Lived Assets
Americas	$70,497	$47,853	$55,360
Europe	2,189	2,228	1,555
Japan	1,681	935	697
Asia Pacific	360	541	676

Total	$74,727	$51,557	$58,288

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
      Allowance for doubtful accounts for the years ended March 31, 2002, 2003 and 2004:

	Balance at			Balance at
	Beginning of			End of
	Period	Provisions	Deductions	Period

	(In thousands)
Year ended March 31, 2002 allowance for doubtful accounts	$4,342	$2,840	$3,497	$3,685
Year ended March 31, 2003 allowance for doubtful accounts	3,685	280	1,115	2,850
Year ended March 31, 2004 allowance for doubtful accounts	2,850	19	766	2,103

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Stockholders
of webMethods Inc.:
      Our audit of the consolidated financial statements referred to in our report dated May 28, 2004, except for Note 2, as to which the date is February 14, 2005, appearing in this Form 10-K/A of webMethods, Inc. for the year ended March 31, 2004 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
May 28, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
21	.1(6)	Subsidiaries of webMethods, Inc.
23	.1*	Consent of PricewaterhouseCoopers LLP
24	(6)	Power of Attorney (included on signature page of webMethods’ Form 10-K for the year ended March 31, 2004 filed on June 14, 2004)
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1* #	Section 1350 Certification of Chief Executive Officer
32	.2* #	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Previously filed as an exhibit to webMethods’ Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.