Form 10-Q/A
period 2004-06-30
WEBMETHODS INC
filed 2005-02-15
CIK 1035096

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
      The Company has filed this Amendment No. 1 to Form 10-Q to amend the Company’s Form 10-Q for the three months ended June 30, 2004 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 9, 2004, to restate the Company’s condensed consolidated financial statements contained therein, as summarized in Note 2 of the Notes to the Condensed Consolidated Financial Statements of the Company appearing in this report. The Company is also filing an amended Form 10-K for the fiscal year ended March 31, 2004, an amended Form 10-Q for each of the interim periods in that fiscal year, and its Form 10-Q for the three months ended September 30, 2004, which was delayed during the Audit Committee’s investigation into certain transactions of the Company’s Japanese subsidiary.
      The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to reflect the restatements:

•	Part I, Item 1. Financial Information.

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I, Item 4. Controls and Procedures.

•	Part II, Item 6. Exhibits and Reports on Form 8-K.
      This Amendment No. 1 generally does not modify or update disclosures presented in the original Form 10-Q except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, this Amendment No. 1 speaks as of the original filing date of the Form 10-Q on August 9, 2004 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q/ A
FOR THE THREE MONTHS ENDED JUNE 30, 2004

PART I
FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2004	2004

	As restated	As restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,443	$75,462
Marketable securities available for sale	70,814	44,328
Accounts receivable, net of allowance of $2,001 and $2,103	36,977	46,741
Prepaid expenses and other current assets	7,511	6,235

Total current assets	178,745	172,766
Marketable securities available for sale	13,072	36,157
Property and equipment, net	7,967	8,106
Goodwill	46,704	46,704
Intangibles assets, net	10,188	10,787
Other assets	8,672	9,130

Total assets	$265,348	$283,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,677	$10,919
Accrued expenses	15,063	17,084
Accrued salaries and commissions	8,809	11,560
Deferred revenue	35,303	36,018
Short-term borrowings	2,644	2,584
Current portion of capital lease obligations	724	909

Total current liabilities	71,220	79,074
Capital lease obligations, net of current portion	247	373
Other long term liabilities	908	1,000
Long term deferred revenue	5,231	6,066

Total liabilities	77,606	86,513

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,076,440 and 52,746,722 shares issued and outstanding	531	527
Additional paid-in capital	523,272	521,455
Deferred stock compensation and warrant charge	(4,963)	(5,625)
Accumulated deficit	(332,292)	(321,473)
Accumulated other comprehensive income	1,194	2,253

Total stockholders’ equity	187,742	197,137

Total liabilities and stockholders’ equity	$265,348	$283,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,

	2004	2003

	As restated	As restated
	(In thousands, except per share
	amounts)
Revenue:
License	$14,806	$21,174
Professional services	12,524	8,873
Maintenance	14,607	12,550

Total revenue	41,937	42,597

Cost of revenue:
Amortization of intangibles	599	—
License	620	467
Professional services and maintenance:
Stock based compensation	—	22
Other professional services and maintenance	14,273	11,659

Total cost of revenue	15,492	12,148

Gross profit	26,445	30,449

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	661	696
Other sales and marketing costs	21,114	22,450
Research and development	11,050	11,200
General and administrative:
Stock based compensation	—	3
Other general and administrative costs	5,073	4,423

Total operating expenses	37,898	38,772

Operating loss	(11,453)	(8,323)
Interest income	553	1,007
Interest expense	(27)	(89)
Other income	112	28

Loss before income taxes	(10,815)	(7,377)
Provision for income taxes	4	—

Net loss	$(10,819)	$(7,377)

Basic and diluted net loss per share	$(0.20)	$(0.14)

Shares used in computing basic and diluted net loss per share	52,827,120	51,804,692

Comprehensive loss:
Net loss	$(10,819)	$(7,377)
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(429)	(58)
Foreign currency cumulative translation adjustment	(630)	145

Total comprehensive loss	$(11,878)	$(7,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,

	2004	2003

	As restated	As restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,819)	$(7,377)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,704	2,146
Provision for doubtful accounts	228	—
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	661	721
Amortization of acquired intangibles	599	—
Conversion of interest income into equity in private company	—	(257)
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	9,003	13,045
Prepaid expenses and other current assets	(1,317)	(408)
Other assets	397	778
Accounts payable	(2,117)	984
Accrued expenses and other liabilities	(1,962)	(290)
Accrued salaries and commissions	(2,659)	(2,081)
Deferred revenue	(1,077)	(3,993)

Net cash (used in)/provided by operating activities	(7,359)	3,268

Cash flows from investing activities:
Purchases of property and equipment	(1,647)	(890)
Proceeds from sale of investment in private company	—	1,000
Net maturities (purchases) of marketable securities available for sale	(3,831)	14,659

Net cash (used in)/provided by investing activities	(5,478)	14,769

Cash flows from financing activities:
Short-term borrowings	2,627	—
Payments on short-term borrowings	(2,461)	—
Payments on capital leases	(311)	(1,460)
Proceeds from exercise of stock options and stock issued under the ESPP	1,821	1,491

Net cash provided by financing activities	1,676	31

Effect of exchange rate on cash and cash equivalents	(858)	413

Net (decrease)/increase in cash and cash equivalents	(12,019)	18,481
Cash and cash equivalents at beginning of period	75,462	79,702

Cash and cash equivalents at end of period	$63,443	$98,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 to Form 10-Q should be read in conjunction with the Company’s Amendment No. 2 to Form 10-K for the year ended March 31, 2004. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

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
      As a result of the foregoing, the Company’s consolidated financial statements for the three-month periods ended June 30, 2004 and 2003 and the Company’s Consolidated Balance Sheets at June 30, 2004 and at March 31, 2004 have been restated from amounts previously reported. The accompanying consolidated financial data presents the Company’s restated Condensed Consolidated Statements of

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Restatements — (Continued)
Operations for the three months ended June 30, 2004 and 2003 and the restated balance sheet items as of June 30, 2004 and March 31, 2004 on a comparative basis showing the amounts as originally reported and as restated.

Summary of the Significant Effects of the Restatement on the Consolidated Statements of Operations

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

	(In thousands, except per share amounts)
Revenue:
License	$14,174	$632	$14,806	$21,802	$(628)	$21,174
Professional services	12,860	(336)	12,524	8,873	—	8,873
Maintenance	14,795	(188)	14,607	12,550	—	12,550

Total revenue	41,829	108	41,937	43,225	(628)	42,597
Cost of revenue	15,458	34	15,492	12,148	—	12,148

Gross profit	26,371	74	26,445	31,077	(628)	30,449
Operating expenses	37,742	156	37,898	38,772	—	38,772

Operating loss	(11,371)	(82)	(11,453)	(7,695)	(628)	(8,323)
Interest and other income, net	638	—	638	934	12	946

Loss before income taxes	(10,733)	(82)	(10,815)	(6,761)	(616)	(7,377)
Provision for income taxes	21	(17)	4	—	—	—

Net loss	$(10,754)	$(65)	$(10,819)	$(6,761)	$(616)	$(7,377)

Basic and diluted net loss per share	$(0.20)	$(0.00)	$(0.20)	$(0.13)	$(0.01)	$(0.14)

Summary of the Significant Effects of the Restatement on the Consolidated Balance Sheet

	June 30, 2004

	As previously
	reported	Adjustments	As restated

	(In thousands)
Accounts receivable, net	$36,705	$272	$36,977
Prepaid expenses and other current assets	7,501	10	7,511
Total current assets	178,463	282	178,745
Total assets	265,066	282	265,348
Short-term borrowings	—	2,644	2,644
Accounts payable	8,481	196	8,677
Deferred revenue	35,733	(430)	35,303
Long term deferred revenue	2,103	3,128	5,231
Total liabilities	72,068	5,538	77,606
Accumulated deficit	(327,114)	(5,178)	(332,292)
Accumulated other comprehensive income	1,272	(78)	1,194

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Restatements — (Continued)

Summary of the Significant Effects of the Restatement on the Consolidated Balance Sheet

	March 31, 2004

	As previously
	reported	Adjustments	As restated

	(In thousands)
Accounts receivable, net	$47,050	$(309)	$46,741
Prepaid expenses and other current assets	6,398	(163)	6,235
Total current assets	173,238	(472)	172,766
Total assets	284,122	(472)	283,650
Short-term borrowings	—	2,584	2,584
Accounts payable	11,055	(136)	10,919
Deferred revenue	36,785	(767)	36,018
Long term deferred revenue	2,802	3,264	6,066
Total liabilities	81,568	4,945	86,513
Accumulated deficit	(316,360)	(5,113)	(321,473)
Accumulated other comprehensive income	2,557	(304)	2,253
      None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
      In an unrelated matter, the Company has amended the notes to the financial statements relating to stock-based compensation for the fiscal year ended March 31, 2004 and for the three months ended June 30, 2004. These note disclosures have been adjusted to correct errors in the calculations of stock-based compensation expense determined under the fair value method in accordance with SFAS 123, “Accounting for Stock-Based Compensation”. The corrections to the calculations of stock-based compensation expense have no impact on the reported results of operations or financial condition of the Company. The following presents the impact of the adjustment to stock-based compensation expense and the total adjustments to net income for the restatements noted above for the three months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004

	As previously
	reported	Adjustments	As restated

	(In thousands, except per share
	amounts)
Net loss, as reported	$(10,754)	$(65)	$(10,819)
Add: Stock-based compensation expense determined under the intrinsic method	—	—	—
Less: Stock-based compensation expense determined under the fair value method	(6,578)	(3,864)	(10,442)

Net loss, pro forma	$(17,332)	$(3,929)	$(21,261)

Basic and diluted loss per share, as reported	$(0.20)	$(0.00)	$(0.20)
Basic and diluted loss per share, pro forma	$(0.33)	$(0.07)	$(0.40)

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	Restatements — (Continued)
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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for quarters ended June 30, 2004 and 2003:

	Three Months Ended
	June 30,

	2004	2003

	As restated	As restated
	(In thousands, except for
	per share amounts)
Net loss, as reported	$(10,819)	$(7,377)
Add: Stock-based compensation expense determined under the intrinsic value method	—	60
Less: Stock-based compensation expense determined under fair value method	(10,442)	(14,881)

Net loss, pro forma	$(21,261)	$(22,198)

Basic and diluted net loss per common share, as reported	$(0.20)	$(0.14)
Basic and diluted net loss per common share, pro forma	$(0.40)	$(0.43)

4.	Computation of Net Loss Per Share
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

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	June 30,

	2004	2003

	As restated	As restated

	(In thousands)
Cash paid during the period for interest	$27	$89
Non-cash investing and financing activities:
Equipment purchased under capital lease	$—	$1,006
Conversion of debt and interest into equity in a private company	$—	$1,257
Change in net unrealized loss on marketable securities	$(429)	$(58)

6.	Segment Information
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic regions being the Americas, Europe, Japan and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic regions is as follows:

	Three Months Ended
	June 30,

	2004	2003

Revenue	As restated	As restated

	(In thousands)
Americas	$25,550	$25,331
Europe	7,773	10,697
Japan	4,796	3,617
Asia Pacific	3,818	2,952

Total	$41,937	$42,597

	As of	As of
	June 30,	March 31,
Long Lived Assets	2004	2004

	(In thousands)
Americas	$69,470	$70,497
Europe	2,053	2,189
Japan	1,586	1,681
Asia Pacific	422	360

Total	$73,531	$74,727

7.	Restructuring and Related Charges
      The Company has recorded restructuring and related charges to align its cost structure with changing market conditions. These restructuring plans resulted in reductions in headcount and the consolidation of offices.
      During the quarter ended September 30, 2001, the Company recorded restructuring and related charges of $7.2 million relating to headcount reductions, consolidation of facilities, and other related restructuring charges. During the quarter ended December 31, 2002, the Company recorded a restructuring

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Restructuring and Related Charges — (Continued)
charge of $2.2 million due to a further reduction in headcount. During the quarter ended December 31, 2003, the Company recorded a restructuring charge of $1.3 million due to additional headcount reductions. During the quarter ended March 31, 2004, the Company recorded restructuring and related charges of $2.6 million due to further headcount reductions, and the consolidation of certain offices.
      As of June 30, 2004 and March 31, 2004, respectively, $2.7 million and $3.1 million of restructuring and related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.
      The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of June 30, 2004:

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

9.	Borrowings
      During the quarter ended June 30, 2004, the Company’s Japanese subsidiary entered into unsecured short-term borrowings with a financial institution at an annual interest rate of 1.7%. As of June 30, 2004, $2.6 million was outstanding.
      In March 2004, the Japanese subsidiary borrowed $2.6 million from a reseller, which was repaid in May 2004.

10.	Subsequent Event
      In July 2004, the Company announced and implemented a restructuring plan consisting of headcount reductions and the consolidation of facilities to further align our cost structure with expected revenue. The Company is still evaluating the total costs associated with this restructuring.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Amendment No. 1 to Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of financial performance or financial results, including items such as revenue, costs or expense, cost savings, margins, income or loss, earnings or loss per share, return to profitability on a pro-forma or GAAP basis, capital expenditures, cash requirements or other financial items or metrics, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current and anticipated software offerings, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, competitive strategies and the impact of competition, development and continuation of strategic partnerships and alliances, contributions to future financial performance of any of our new or existing products, technologies or businesses, contribution to our financial performance by business partners, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives or our product offerings, the ability to control expenses or achieve projected expense levels, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Amendment No. 2 to Form 10-K for the year ended March 31, 2004 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
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
      As a result of the foregoing, the Company’s consolidated financial statements for the three-month periods ended June 30, 2004 and 2003 and the Company’s Consolidated Balance Sheets at June 30, 2004 and at March 31, 2004 have been restated from amounts previously reported. None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
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
      Consequently, the effects of the restatements have been reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment No. 1 to Form 10-Q. Except for the effects of the restatements, this Amendment No. 1 to Form 10-Q does not reflect any events occurring after the original filing date of the Form 10-Q.
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

Overview of First Quarter of Fiscal 2005
      Our net loss of $10.8 million for the quarter ended June 30, 2004 increased by $3.4 million from a net loss of $7.4 million in the quarter ended June 30, 2003. The increase in net loss was due primarily to a $6.4 million decrease in license revenue in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. During the June 2004 quarter, many enterprises unexpectedly became more cautious in their enterprise software spending. They subjected their proposed information technology purchases to rigorous internal reviews and approvals or requests for contract contingencies, which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals. We did not close a number of expected opportunities we were working on near the end of the June 2004 quarter, and lower closure rates of large transactions near the end of June 2004 across almost every geographic region contributed significantly to our decrease in license revenue compared to the June 2003 quarter. That decrease in license revenue was partially offset by a $3.7 million increase in professional services revenue and a $2.1 million increase in maintenance revenue in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.
      We maintained our focus on managing operating expenses throughout the quarter ended June 30, 2004 and decreased our operating expenses by $874,000 in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. This 2% reduction in operating expenses is a result of reductions in total sales and marketing expense and research and development expense compared to the same quarter in the prior year.
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
Revenue Recognition
      We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 3 in the Consolidated Financial Statements included in the Company’s Amendment No. 2 to Form 10-K for the year ended March 31, 2004 for a more comprehensive discussion of our revenue recognition policies. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue.
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
Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customer-specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2004, and March 31, 2004, the allowance for doubtful accounts was $2.0 million and $2.1 million, respectively.

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
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the fiscal quarters ended June 30, 2004 and 2003 (all percentages are calculated using the underlying data in thousands):

	June 30,	Percentage	June 30,
	2004	Change	2003

	As restated		As restated
	($ in thousands)
Total revenue	$41,937	(1.6)%	$42,597
Gross profit	26,445	(13.2)%	30,449
% of total revenue	63.1%		71.5%
Total operating expenses	37,898	(2.3)%	38,772
% of total revenue	90.4%		91.0%
Operating loss	(11,453)	37.7%	(8,323)
% of total revenue	(27.3)%		(19.5)%
Net loss	$(10,819)	46.7%	$(7,377)
% of total revenue	(25.8)%		(17.3)%
      Our net loss of $10.8 million for the quarter ended June 30, 2004 increased by $3.4 million from a net loss of $7.4 million in the quarter ended June 30, 2003. The increase in net loss was due primarily to a $6.4 million decrease in license revenue in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003. That decrease in license revenue was partially offset by a $3.7 million increase in professional services revenue and a $2.1 million increase in maintenance revenue in the quarter ended

June 30, 2004 compared to the quarter ended June 30, 2003. In addition, we decreased our operating expenses by $874,000, or approximately 2%, in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.
Revenue
      The following table summarizes our revenue for the fiscal quarters ended June 30, 2004 and 2003:

	June 30,	Percentage	June 30,
	2004	Change	2003

	As restated		As restated
	($ in thousands)
License	$14,806	(30.1)%	$21,174
Professional services	12,524	41.2%	8,873
Maintenance	14,607	16.4%	12,550

Total revenue	$41,937	(1.5)%	$42,597

      The following table summarizes the Company’s net revenue by geographic region for the fiscal quarters ended June 30, 2004 and 2003:

	June 30,	Percentage	June 30,
	2004	Change	2003

	As restated		As restated
	($ in thousands)
Americas	$25,550	0.9%	$25,331
Europe	7,773	(27.3)%	10,697
Japan	4,796	32.5%	3,617
Asia Pacific	3,818	29.3%	2,952

Total revenue	$41,937	(1.5)%	$42,597

      Total revenue decreased to $41.9 million for the quarter ended June 30, 2004 from $42.6 million for the quarter ended June 30, 2003. The decrease in total revenue was due primarily to a $6.4 million decrease in license revenue for the quarter ended June 30, 2004 from the same period in the prior year, which was partially offset by an increase of $3.7 million in professional services revenue and an increase of $2.1 million in maintenance revenue in the quarter ended June 30, 2004 from the same quarter in the prior year.
      In the quarter ended June 30, 2004, revenue from the Americas increased 1% to $25.6 million from $25.3 million in the quarter ended June 30, 2003. International revenue decreased from $17.3 million in the quarter ended June 30, 2003 to $16.4 million in the quarter ended June 30, 2004. This decrease was partially offset by a $1.2 million favorable foreign currency impact. International revenue accounted for 39% of our total revenue in the quarter ended June 30, 2004, as compared to 41% in the quarter ended June 30, 2003.
      We had unexpectedly low license revenue in the quarter ended June 30, 2004, as license revenue decreased by 30% to $14.8 million from $21.2 million in the quarter ended June 30, 2003. During the June 2004 quarter, many enterprises unexpectedly became more cautious in their enterprise software spending. They subjected their proposed information technology purchases to rigorous internal reviews and approvals or requests for contract contingencies, which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals. We did not close a number of expected opportunities we were working on near the end of the June 2004 quarter, and lower closure rates of large transactions near the end of June 2004 across almost every geographical region contributed significantly to our decrease in license revenue in the June 2004 quarter. We believe that prospects exhibited an unexpected degree of cautiousness during the June 2004 quarter, with greater involvement of their procurement departments and greater demands for various contractual contingencies unacceptable to us, which extended or delayed anticipated closure of license transactions. We also had occasional sales execution or forecasting issues that contributed to license transactions not closing in the June 2004 quarter as we anticipated.
      Professional services revenue increased 41% to $12.5 million in the quarter ended June 30, 2004 from $8.9 million in the quarter ended June 30, 2003. This increase in professional services revenue was primarily attributable to increased billable hours.
      Maintenance revenue increased 16% to $14.6 million in the quarter ended June 30, 2004 from $12.6 million in the quarter ended June 30, 2003. This increase was due primarily to the increase in the number of copies of our software licensed to customers and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.
Gross Margin
      The following table summarizes the Company’s gross margin by type of revenue, excluding stock based compensation, for the three months ended June 30, 2004 and 2003:

	Fiscal Quarter Ended

	June 30,	June 30,
	2004	2003

	As restated	As restated
License	91.8%	97.8%
Professional services and maintenance	47.4%	45.6%
Total revenue	63.1%	71.5%
      Total gross margin, excluding stock based compensation, decreased to 63.1% in the quarter ended June 30, 2004 from 71.5% in the quarter ended June 30, 2003. This decrease was due primarily to a decrease in license revenue, as well as an increase in our cost of licenses and an increase in the cost of professional services and maintenance due principally to increased subcontractor costs.
      Our cost of license revenue in the June 2003 quarter consisted primarily of royalties for products embedded in our software licensed from third parties. Because we acquired certain technology in fiscal 2004, our cost of license revenue in the June 2004 quarter also included a charge for amortization of intangibles in the amount of $599,000. Our gross margin on license revenue was 91.8% and 97.8% in the quarters ended June 30, 2004 and 2003, respectively. The decrease in license gross margin was due to a decrease in license revenue and an increase in the fees we paid for third-party software embedded in or licensed with our software products and the amortization of intangibles.
      Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on maintenance and services, excluding stock based compensation, was 47.4% and 45.6% in the quarters ended June 30, 2004 and 2003, respectively.

Operating Expenses
      The following table presents certain information regarding the Company’s operating expenses during the fiscal quarters ended June 30, 2004 and 2003:

	June 30,	Percentage	June 30,
	2004	Change	2003

	As restated		As restated
	($ in thousands)
Operating Expenses:
Sales and marketing*	$21,114	(6.0)%	$22,450
% of total revenue	50.3%		52.7%
Research and development*	11,050	(1.3)%	11,200
% of total revenue	26.3%		26.3%
General and administrative*	5,073	14.7%	4,423
% of total revenue	12.1%		10.4%
Stock based compensation and warrant charge	661	(5.4)%	699
% of total revenue	1.6%		1.6%
Total operating expenses	$37,898	(2.3)%	$38,772
% of total revenue	90.4%		91.0%

*	Excludes stock based compensation and warrant charge, as applicable.
      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, as applicable. In the quarter ended June 30, 2004, our operating expenses, excluding stock based compensation and warrant charge, decreased $836,000 from $38.1 million in the quarter ended June 30, 2003, to $37.2 million despite a $863,000 unfavorable foreign currency impact.
      Sales and marketing expense, excluding stock based compensation and warrant charge, was 50% and 53% of total revenue in the quarters ended June 30, 2004 and 2003, respectively. In the quarter ended June 30, 2004, sales and marketing expense decreased to $21.1 million from $22.5 million in the quarter ended June 30, 2003, excluding stock based compensation and warrant charge. This decrease was primarily due to a decrease in the number of sales and marketing employees, commission expense, sales assistance fees and marketing programs expense. In addition, during the quarter ended June 30, 2004, sales and marketing expenses reflected a $741,000 unfavorable foreign currency impact.
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
Other Income
      Other income includes gains and losses on foreign currency transactions. During the quarter ended June 30, 2004, our foreign currency transaction gain increased $84,000 to $112,000 from $28,000 for the quarter ended June 30, 2003.
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
      For the quarter ended June 30, 2004, our operations from foreign subsidiaries incurred tax expense of $4,000 that the Company can not off-set by utilizing its net operating losses generated in prior years.

LIQUIDITY AND CAPITAL RESOURCES
      Historically we have financed our operations and met our capital requirements though the sales of equity securities. Our liquidity and financial position at June 30, 2004, showed a 28% decrease in our cash and investments, to $147.3 million and a 32% decrease in our working capital, to $107.5 million from our positions at June 30, 2003. The decrease in working capital is primarily due to approximately $32.4 million of cash payments related to the acquisitions of The Mind Electric, Inc., The Dante Group and the portal solution previously known as DataChannel in October 2003. The decrease in working capital also reflects a decrease in our current liabilities offset by an increase in accounts receivable balances at June 30, 2004, as compared to June 30, 2003.
      Net cash used in operating activities was $7.4 million for the quarter ended June 30, 2004, and net cash provided by operating activities was $3.3 million for the quarter ended June 30, 2003. The increase in cash used in operating activities during the quarter ended June 30, 2004, compared to quarter ended June 30, 2003, was due primarily to a larger net loss and changes in accounts receivable balances, accounts payable balances and accrued salaries and commissions.
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
      Net cash provided by financing activities was $1.7 million and $31,000 in the quarters ended June 30, 2004 and 2003, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options, Employee Stock Purchase Plan common stock issuances and short-term borrowings by the Company’s Japanese subsidiary, offset by payments on capital leases and short-term borrowings in the three months ended June 30, 2004 and 2003. Net cash proceeds from exercises of stock options were $634,000 and $262,000 in the quarters ended June 30, 2004 and 2003, respectively. Net cash proceeds from Employee Stock Purchase Plan common stock issuances were $1.2 million in the quarters ended June 30, 2004 and 2003. Net cash proceeds from short-term borrowings by the Company’s Japanese subsidiary were $2.6 million in the quarter ended June 30, 2004. Payments on short-term borrowings were $2.5 million in the quarter ended June 30, 2004. As of June 30, 2004, the Company’s Japanese subsidiary had $2.6 million in short-term borrowings outstanding. Payments on capital leases were $311,000 and $1.5 million in the quarters ended June 30, 2004 and 2003, respectively.
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
      The Financial Accounting Standards Board has proposed requiring companies to record compensation expense regarding stock options and participation in employee stock purchase plans. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (ESPP). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 15 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in our Amendment No. 2 to Form 10-K for our fiscal year ended March 31, 2004. If we choose, or are required, to record an expense for our stock-based compensation plans, we could incur a significant compensation expense, and any such expense could significantly impair our ability to return to and maintain profitability on a GAAP basis. That impact on our ability to return to and maintain profitability on a GAAP basis could have a material adverse effect on the market price of webMethods, Inc. common stock.

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
      As of June 30, 2004, webMethods’ management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect at June 30, 2004 were effective at the reasonable assurance level.
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
      The Audit Committee’s investigation and additional efforts undertaken by the Company found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management. As a result of those findings and determinations, our Chief Executive Officer and Chief Financial Officer have concluded, as of the date of this Amendment No. 1 to Form 10-Q, that our disclosure controls and procedures in effect as of June 30, 2004 were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting with respect to our Japanese subsidiary discussed below.

  Internal Controls Over Financial Reporting
      In connection with the Audit Committee investigation and other efforts by the Company, we have identified a material weakness in our internal controls over financial reporting with respect to our Japanese subsidiary in effect as of June 30, 2004. The identified material weakness relates to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of our financial statements.
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
      From time to time, webMethods is involved in other disputes and litigation in the normal course of business.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.
      (a) Exhibits.

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
10	.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2001 (File No. 001-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 001-15681)

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 001-15681).

(6)	Previously filed as an exhibit to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.
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