Form 10-Q
period 2004-09-30
WEBMETHODS INC
filed 2005-02-15
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

PART I
FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2004	2004

		As restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,582	$75,462
Marketable securities available for sale	72,926	44,328
Accounts receivable, net of allowance of $1,809 and $2,103	45,208	46,741
Prepaid expenses and other current assets	7,797	6,235

Total current assets	189,513	172,766
Marketable securities available for sale	6,366	36,157
Property and equipment, net	7,448	8,106
Goodwill	46,704	46,704
Intangible assets, net	9,589	10,787
Other assets	7,028	9,130

Total assets	$266,648	$283,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,968	$10,919
Accrued expenses	15,345	17,084
Accrued salaries and commissions	11,647	11,560
Deferred revenue	37,387	36,018
Short-term borrowings	1,693	2,584
Current portion of capital lease obligations	583	909

Total current liabilities	75,623	79,074
Capital lease obligations, net of current portion	152	373
Other long term liabilities	799	1,000
Long term deferred revenue	5,269	6,066

Total liabilities	81,843	86,513

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,101,682 and 52,746,722 shares issued and outstanding	531	527
Additional paid-in capital	523,333	521,455
Deferred stock compensation and warrant charge	(4,302)	(5,625)
Accumulated deficit	(336,416)	(321,473)
Accumulated other comprehensive income	1,659	2,253

Total stockholders’ equity	184,805	197,137

Total liabilities and stockholders’ equity	$266,648	$283,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		As restated		As restated
	(In thousands, except per share amounts)
Revenue:
License	$23,851	$20,850	$38,657	$42,024
Professional services	12,077	10,460	24,601	19,333
Maintenance	14,838	12,766	29,445	25,317

Total revenue	50,766	44,076	92,703	86,674

Cost of revenue:
Amortization of intangibles	599	—	1,198	—
License	245	555	865	1,022
Professional services and maintenance:
Stock based compensation	—	22	—	44
Other professional services and maintenance	14,280	12,403	28,553	24,062

Total cost of revenue	15,124	12,980	30,616	25,128

Gross profit	35,642	31,096	62,087	61,546

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	661	721	1,322	1,417
Other sales and marketing costs	19,926	21,467	41,040	43,917
Research and development:
Stock based compensation	—	10	—	10
Other research and development costs	10,820	10,857	21,870	22,058
General and administrative:
Stock based compensation	—	3	—	6
Other general and administrative costs	4,868	4,524	9,941	8,947
Restructuring and related charges	2,756	—	2,756	—

Total operating expenses	39,031	37,582	76,929	76,355

Operating loss	(3,389)	(6,486)	(14,842)	(14,809)
Interest income	532	721	1,085	1,728
Interest expense	(29)	(17)	(56)	(107)
Other (expense) income	(116)	(5)	(4)	24
Impairment of equity investment in private company	(1,057)	—	(1,057)	—

Loss before income taxes	$(4,059)	$(5,787)	$(14,874)	$(13,164)
Provision for income taxes	65	—	69	—

Net loss	$(4,124)	$(5,787)	$(14,943)	$(13,164)

Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.28)	$(0.25)

Shares used in computing basic and diluted net loss per share	53,088,527	52,038,339	52,958,538	51,922,154

Comprehensive loss:
Net loss	$(4,124)	$(5,787)	$(14,943)	$(13,164)
Other comprehensive income (loss):
Unrealized income (loss) on securities available for sale	111	(32)	(318)	(90)
Foreign currency cumulative translation adjustment	354	799	(276)	944

Total comprehensive loss	$(3,659)	$(5,020)	$(15,537)	$(12,310)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,

	2004	2003

		As restated
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,943)	$(13,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,243	4,320
Provision for doubtful accounts	241	—
Amortization of deferred stock compensation related to employee and non-employee stock options and non-employee stock warrants	1,322	1,477
Amortization of acquired intangibles	1,198	—
Impairment of equity investment in private company	1,057	—
Conversion of interest income into equity in private company	—	(257)
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	952	2,345
Prepaid expenses and other current assets	(1,598)	(1,210)
Other assets	980	41
Accounts payable	(1,866)	(217)
Accrued expenses and other liabilities	(1,851)	(686)
Accrued salaries and commissions	149	(622)
Deferred revenue	911	(4,720)

Net cash used in operating activities	(10,205)	(12,693)

Cash flows from investing activities:
Purchases of property and equipment	(2,660)	(1,597)
Net maturities of marketable securities available for sale	874	8,712
Repayment of investment in private company	—	1,000

Net cash (used in)/provided by investing activities	(1,786)	8,115

Cash flows from financing activities:
Short-term borrowings	3,533	3,189
Payments on short-term borrowings	(4,284)	—
Payments on capital leases	(547)	(2,085)
Proceeds from exercise of stock options and stock issued under the ESPP	1,882	1,636

Net cash provided by financing activities	584	2,740

Effect of exchange rate on cash and cash equivalents	(473)	1,211

Net decrease in cash and cash equivalents	(11,880)	(627)
Cash and cash equivalents at beginning of period	75,462	79,702

Cash and cash equivalents at end of period	$63,582	$79,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Amendment No. 2 to Form 10-K for the year ended March 31, 2004. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. Certain amounts previously reported have been reclassified to conform with current year presentation.

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
      The adjustments to the Company’s financial statements in the restatements fall into five general categories: (i) adjustments to license, professional services and maintenance revenue relating to improper activities of certain employees of the Japanese subsidiary; (ii) adjustments to deferred revenue with respect to certain of those revenue items that should have been deferred and recognized as revenue in subsequent periods; (iii) adjustments to properly record expenses of the Japanese subsidiary in the appropriate period; (iv) adjustments to debt (excluding the reclassificatoin of interest expense, which was nominal) and accounts receivable as a result of certain unauthorized borrowings by the Japanese subsidiary that were improperly recorded by it as collections of receivables; and (v) elimination of a provision for tax expense based upon estimates of the taxable income of the Company’s Japanese subsidiary.
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and six-month periods ended September 30, 2003 and the Company’s Consolidated Balance Sheet at March 31, 2004 have been restated from amounts previously reported. The accompanying consolidated financial data presents the Company’s restated Condensed Consolidated Statements of Operations for the three and six

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2.     Restatements — (Continued)
months ended September 30, 2003 and restated balance sheet items as of March 31, 2004 on a comparative basis showing the amounts as originally reported and as restated.
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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		As restated		As restated
	(In thousands, except per share amounts)
Net loss, as reported	$(4,124)	$(5,787)	$(14,943)	$(13,164)
Add: Stock-based compensation expense determined under the intrinsic value method	—	95	—	155
Less: Stock-based compensation expense determined under fair value method	(9,173)	(11,946)	(19,615)	(26,827)

Net loss, pro forma	$(13,297)	$(17,638)	$(34,558)	$(39,836)

Basic and diluted net loss per common share, as reported	$(0.08)	$(0.11)	$(0.28)	$(0.25)
Basic and diluted net loss per common share, pro forma	$(0.25)	$(0.34)	$(0.65)	$(0.77)

4.	Computation of Net Loss Per Share
      The calculation of the Company’s net loss per share on a basic and diluted basis is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and a non-employee warrant exercisable for 367,551 and 794,382 shares or the quarters ended September 30, 2004 and 2003, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive. Employee stock options and a non-employee warrant exercisable for 536,711 and 892,720 shares for the six months ended September 30, 2004 and 2003, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	September 30,

	2004	2003

		As restated
	(In thousands)
Cash paid during the period for interest	$67	$105
Non-cash investing and financing activities:
Equipment purchased under capital lease	$—	$1,111
Conversion of interest income into equity in private company	$—	$257
Change in net unrealized loss on marketable securities	$(318)	$(90)

6.	Segment Information
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic regions being the Americas, Europe, Japan and Asia Pacific region. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

Revenue	2004	2003	2004	2003

		As restated		As restated
	(In thousands)
Americas	$32,540	$26,083	$58,090	$51,413
Europe	10,513	11,965	18,286	22,662
Japan	4,869	3,182	9,665	6,800
Asia Pacific	2,844	2,846	6,662	5,799

Total	$50,766	$44,076	$92,703	$86,674

	As of	As of
	September 30,	March 31,
Long Lived Assets	2004	2004

	(In thousands)
Americas	$66,908	$70,497
Europe	1,941	2,189
Japan	1,531	1,681
Asia Pacific	389	360

Total	$70,769	$74,727

7.	Restructuring and Related Charges
      The Company has recorded restructuring and related charges to align its cost structure with changing market conditions. During the quarter ended September 30, 2004, the Company recorded a restructuring charge of $3.0 million due to a reduction in headcount, and a $256,000 adjustment of restructuring charges recorded in a previous quarter due to a revision in estimated severance and related benefits, resulting in a net restructuring charge of $2.8 million.
      The Company has previously recorded restructuring and related charges related to reductions in headcount and consolidation of offices. The cumulative amount of restructuring and related charges for the period September 30, 2001 through March 31, 2004, was $13.3 million.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7.     Restructuring and Related Charges — (Continued)
      As of September 30, 2004 and March 31, 2004, respectively, $4.1 million and $3.1 million of restructuring and related charges remained unpaid. The September 30, 2004, balance includes $2.0 million relating to rent on excess facilities that is to be paid over the remaining rental periods and $2.1 million relating to severance and other related benefits that is to be paid out according to the severance agreements.
      The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of September 30, 2004:

	Excess	Severance and
	Facilities	Related Benefits	Total

	(In thousands)
Balance at March 31, 2004	$2,360	$749	$3,109
Charges recorded during the six months ended September 30, 2004	—	3,012	3,012
Adjustment due to revision in estimated severance and related benefits	—	(256)	(256)
Cash payments made during the six months ended September 30, 2004	(408)	(1,398)	(1,806)

Balance at September 30, 2004	$1,952	$2,107	$4,059

8.	Investment in Private Company
      In April 2000, the Company made an investment in a third party totaling $2,000,000 of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in this equity investment. In June 2003, the Company received $1,000,000 as repayment of the convertible debt and converted $257,000 of interest income into additional equity. In September 2004, the Company recorded an other-than-temporary decline in value of $1,057,000 in this equity investment. The third party has been a business partner of the Company. As of September 30, 2004 and March 31, 2004, the carrying value of the investment in this third party was $0 and $1,057,000, respectively.

9.	Borrowings
      As of September 30, 2004, the Company has a line of credit agreement with a bank to borrow up to a maximum of principal amount of $20,000,000 with a maturity date of October 10, 2004. In October 2004, the maturity date of this line of credit agreement was extended until April 30, 2005.
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
      As of September 30, 2004, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company has obtained letters of credit totaling approximately $1.1 million related to office leases.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9.     Borrowings — (Continued)
      During the three months ended September 30, 2004, the Company’s Japanese subsidiary entered into unsecured short-term borrowings with a financial institution at an annual interest rate of 1.7%. As of September 30, 2004, $1.7 million was outstanding.
      In March 2004, the Japanese subsidiary borrowed $2.6 million from a reseller which was repaid in May 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of financial performance or financial results, including items such as revenue, costs or expense, cost savings, margins, revenue from specific geographic regions, income or loss, earnings or loss per share, return to profitability on a pro-forma or GAAP basis, capital expenditures, costs of investigations, legal compliance efforts and modification, testing and remediation of internal controls, cash requirements or other financial items or metrics, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current and anticipated software offerings, (ii) statements of the plans or objectives of the Company or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, competitive strategies and the impact of competition, development and continuation of strategic partnerships and alliances, contributions to future financial performance of any of our new or existing products, technologies or businesses, contribution to our financial performance by business partners or specific geographic region, implementation and effect of sales and marketing initiatives by the Company, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives or our product offerings, the ability to control expenses or achieve projected expense levels, future hiring, the Company’s business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negatives thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1 of our Amendment No. 2 to Form 10-K for the year ended March 31, 2004 under the caption “Factors That May Affect Future Operating Results” and under this Item under the caption “Factors That May Affect Future Operating Results”. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
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
      As a result of the foregoing, the Company’s consolidated financial statements for the three- and six- month periods ended September 30, 2003 and the Company’s Consolidated Balance Sheet at March 31, 2004 have been restated from amounts previously reported. None of the adjustments described above have any impact on cash balances for any period. However, our consolidated statements of cash flows for the six months ended September 30, 2003 have been restated to reflect the restated net loss and revisions to certain balance sheet accounts.
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
      We license our software and provide services to Global 2000 customers through our direct sales force augmented by system integrators, application software partners and distributors. In Japan, the Asia Pacific region and the government sector in the Americas, and, to a lesser extent, in Europe and the Americas, we also license our software through resellers. We license our software to customers primarily on a perpetual basis. As of September 30, 2004, we had over 1,200 customers, compared to over 1,000 customers as of September 30, 2003.
      We believe our strong focus and track record of ensuring that our software is successfully put into production (“production event”) is a strong competitive advantage and differentiator. During the second quarter of our fiscal year 2005, our global customer services group reported and documented more than 155 separate production events as compared to over 110 such events reported and documented during the quarter ended September 30, 2003. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other business integration projects and serve as a reference customer for us in our future sales efforts.
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
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the three and six months ended September 30, 2004 and 2003 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,

			Percentage			Percentage
	2004	2003	Change	2004	2003	Change

		As restated			As restated
	($ in thousands)
Total revenue	$50,766	$44,076	15%	$92,703	$86,674	7%
Gross profit	35,642	31,096	15%	62,087	61,546	0%
% of total revenue	70%	71%		67%	71%
Total operating expenses	39,031	37,582	4%	76,929	76,355	1%
% of total revenue	77%	85%		83%	88%
Operating loss	(3,389)	(6,486)	(48)%	(14,842)	(14,809)	0%
% of total revenue	(7)%	(15)%		(16)%	(17)%
Net loss	$(4,124)	$(5,787)	(29)%	$(14,943)	$(13,164)	14%
% of total revenue	(8)%	(13)%		(16)%	(15)%
      Our net loss of $4.1 million for the three months ended September 30, 2004 decreased by $1.7 million from a net loss of $5.8 million in the three months ended September 30, 2003. The decrease in net loss was due primarily to a $6.7 million increase in revenue in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, which included a $1.6 million increase in professional services revenue, a $2.1 million increase in maintenance revenue and a $3.0 million increase in license revenue in the three months ended September 30, 2004 compared to the same period in the prior year. Our net loss of $14.9 million for the six months ended September 30, 2004 increased by $1.7 million from a net loss of $13.2 million in the six months ended September 30, 2003 due primarily to the net loss of $10.8 million in the three months ended June 30, 2004, which was $3.4 million greater than the net loss in the same period of the prior year.

Revenue
      The following table summarizes our revenue for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,			Six Months Ended September 30,

		Percentage			Percentage
	2004	Change	2003	2004	Change	2003

			As restated			As restated
	($ in thousands)
License	$23,851	14%	$20,850	$38,657	(8)%	$42,024
Professional services	12,077	15%	10,460	24,601	27%	19,333
Maintenance	14,838	16%	12,766	29,445	16%	25,317

Total revenue	$50,766	15%	$44,076	$92,703	7%	$86,674

      The following table summarizes our net revenue by geographic region for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,			Six Months Ended September 30,

		Percentage			Percentage
	2004	Change	2003	2004	Change	2003

			As restated			As restated
	($ in thousands)
Americas	$32,540	25%	$26,083	$58,090	13%	$51,413
Europe	10,513	(12)%	11,965	18,286	(19)%	22,662
Japan	4,869	53%	3,182	9,665	42%	6,800
Asia Pacific	2,844	—	2,846	6,662	15%	5,799

Total revenue	$50,766	15%	$44,076	$92,703	7%	$86,674

      Total revenue for the three months ended September 30, 2004 increased by 15% compared to the same period in the prior year due to increases in license, professional services and maintenance revenues. Total revenue for the six months ended September 30, 2004 increased by 7% due to increases in professional services and maintenance revenue, offset by a decrease in license revenue.
      License revenue for the three month period ended September 30, 2004 increased by 14% as compared to the same period in the prior year despite our having fewer quota bearing sales representatives during the three months ended September 30, 2004 as compared to the same period in the prior year. This 14% increase in license revenue was primarily due to our broader suite of software products available for sale (due to our October 2003 acquisitions of The Mind Electric, Inc., The Dante Group, Inc. and DataChannel), as well as improved sales force productivity and execution resulting from improved sales processes, and the closure of certain transactions that failed to close in the June 2004 quarter.
      The decrease in license revenue for the six month period ended September 30, 2004 was due primarily to unexpectedly low license revenue in the three month period ended June 30, 2004. During that period, we did not close a number of expected opportunities we were working on near the end of that quarter and experienced lower closure rates of large transactions across almost every geographical region. We believe that prospective customers exhibited an unexpected degree of cautiousness during the June 2004 quarter, with greater involvement of their procurement departments and greater demands for various contractual contingencies unacceptable to us, which extended or delayed anticipated closure of license transactions. We also had occasional sales execution or forecasting issues that contributed to license transactions not closing in the June 2004 quarter as we anticipated.
      Professional services revenue for the three and six month periods ended September 30, 2004 increased by 15% and 27% respectively as compared to the same periods in the prior year. These increases in professional services revenue levels are due primarily to an increase in billable hours recorded by our professional services staff and subcontractors, which is due partially to the increase demand for our professional services from our customer base.
      Maintenance revenue for the three and six month periods ended September 30, 2004 increased by 16% in each period as compared to the respective period in the prior year due primarily to the increase in the number of copies of our software licensed by our customers and the cumulative effect of initial or renewed post-contract maintenance and support agreements, which are recognized ratably over the term of the agreement.
Cost of Revenue and Gross Margin
      The following table summarizes our gross margin by type of revenue, excluding stock based compensation, for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		As restated		As restated
License margin	96%	97%	95%	98%
Professional services and maintenance margin	47%	47%	47%	46%
Gross margin	70%	71%	67%	71%
      Total gross margin, license margin, and professional services and maintenance margin for the three months ended September 30, 2004 remained relatively unchanged as compared to the prior year period. Gross margin for the six months ended September 30, 2004, decreased to 67% compared to 71% in the prior year period due primarily to the decrease in license revenue as a percentage of total revenue and the increase in cost of license revenue due to the amortization of intangibles for technology acquired in October 2003.
      Our cost of license revenue in the three and six months ended September 30, 2003, consisted primarily of royalties for products embedded in our software licensed from third parties. Because we acquired certain technology in fiscal 2004, our cost of license revenue in the three and six months ended September 30, 2004 also included a charge for amortization of intangibles in the amount of $599,000 and $1,198,000, respectively, which resulted in lower license margins in those periods.
      Our cost of professional services and maintenance consists of costs related to our professional services and support personnel, as well as subcontractors we hire to provide implementation and support services. Our gross margin on professional services and maintenance was 47% for each of the three months ended September 30, 2004 and 2003, and 47% and 46% for the six months ended September 30, 2004 and 2003, respectively.

Operating Expenses
      The following table presents certain information regarding our operating expenses during the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,			Six Months Ended September 30,

			Percentage			Percentage
	2004	2003	Change	2004	2003	Change

		As restated			As restated
	($ in thousands)
Operating expenses:
Sales and marketing*	$19,926	$21,467	(7)%	$41,040	$43,917	(7)%
% of total revenue	39%	49%		44%	51%
Research and development*	10,820	10,857	(0)%	21,870	22,058	(1)%
% total revenue	21%	25%		24%	25%
General and administrative*	4,868	4,524	8%	9,941	8,947	11%
% of total revenue	10%	10%		11%	10%
Stock based compensation and warrant charge	661	734	(10)%	1,322	1,433	(8)%
% of total revenue	1%	2%		1%	2%
Restructuring charges	2,756	—	—	2,756	—	—
% of total revenue	5%	0.0%		3%	0.0%
Total operating expenses	$39,031	$37,582	(4)%	$76,929	$76,355	1%
% of total revenue	77%	85%		83%	88%

*	Excludes stock based compensation and warrant charge, as applicable.
      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and warrant charge, as applicable and restructuring charges. For the three months ended September 30, 2004, our operating expenses, excluding stock based compensation and warrant charge and restructuring charges, decreased by $1.2 million to $35.6 million compared to $36.8 million in the prior year period. This decrease was due primarily to our continued focus on controlling expenses. For the six months ended September 30, 2004, our operating expenses, excluding stock based compensation and warrant charge and restructuring charges, decreased $2.1 million to $72.8 million from $74.9 million in the prior year period.
      For the three months ended September 30, 2004, our sales and marketing expense, excluding stock based compensation and warrant charge, decreased by $1.5 million and decreased as a percentage of revenue compared to the prior year period. The absolute dollar decrease was primarily due to lower personnel costs due to a decrease in the number of sales and marketing employees, and to a lesser extent, lower travel costs. For the six months ended September 30, 2004 sales and marketing expense, excluding stock based compensation and warrant charge, decreased by $2.9 million and decreased as a percent of revenue compared to the prior year period. The absolute dollar decrease was primarily due to lower personnel costs due to a decrease in the number of sales and marketing employees, as well as decreases in commission expenses, marketing programs and travel costs.
      For the three and six months ended September 30, 2004, research and development expense, excluding stock based compensation, was relatively flat in absolute dollars and decreased as a percentage of revenue due to the increase in total revenue.

      For the three months ended September 30, 2004, general and administrative expense, excluding stock based compensation, increased by $344,000 and remained relatively constant as a percentage of revenue compared to the prior year period. This increase is primarily due to an increase in consulting and audit fees associated with Sarbanes-Oxley Act compliance initiatives, which was partially offset by a decrease in insurance costs. For the six months ended September 30, 2004, general and administrative expense, excluding stock based compensation, increased by $994,000 and increased as a percentage of revenue compared to the prior year period. This increase is primarily due to an increase in consulting and audit fees associated with Sarbanes-Oxley Act compliance initiatives and an increase in bad debt expense offset by a decrease in insurance costs.
      Stock based compensation and warrant charge was $1.3 million and $1.5 million during the six months ended September 2004 and 2003, respectively, of which $44,000 was included in cost of sales for the six months ended September 30, 2003. Stock based compensation and warrant charge was $661,000 and $756,000 in the three months ended September 30, 2004 and 2003, respectively, of which $22,000 was included in cost of sales for the three months ended September 30, 2003. Deferred stock based compensation and warrant charge was recorded for the following transactions:

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
Interest Income
      Interest income was $532,000 for the three months ended September 30, 2004 compared to $721,000 for the prior year period. For the six months ended September 30, 2004, interest income was $1.1 million compared to $1.7 million for the prior year period. These decreases were primarily attributable to decreased cash balances in the three and six months ended September 30, 2004, compared to those in the same periods in the prior year.
Interest Expense
      Interest expense is primarily due to equipment leasing arrangements in the Americas. During the three and six months ended September 30, 2004, interest expense was $29,000 and $56,000, respectively as compared to $17,000 and $107,000 respectively for the prior year periods.
Other Income (Expense)
      Other expense is primarily due to net losses on foreign currency transactions. During the three and six months ended September 30, 2004, we incurred other expense of $116,000 and $4,000, respectively, compared to other expense of $5,000 and other income of $24,000 in the respective prior year periods.
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
      During the three and six months ended September 30, 2004, our operations from foreign subsidiaries incurred tax expense of $65,000 and $69,000, respectively, that the Company cannot off-set by utilizing its net operating losses generated in prior years.
LIQUIDITY AND CAPITAL RESOURCES
      As of September 30, 2004, cash and marketable securities available for sale totaled $142.9 million compared to $155.9 million as of March 31, 2004.
      Net cash used in operating activities was $10.2 million and $12.7 million for the six months ended September 30, 2004 and 2003, respectively. The decrease in cash used in operating activities during the six months ended September 30, 2004, compared to the six months ended September 30, 2003, was due primarily changes in accounts receivable balances and deferred revenue balances.
      Net cash used in investing activities was $1.8 million for the six months ended September 30, 2004, and net cash provided by investing activities was $8.1 million for the six months ended September 30, 2003. During the six months ended September 30, 2004, net cash provided from the maturity of marketable securities was $874,000, as compared to $8.7 million for the six months ended September 30, 2003. Capital expenditures were $2.7 million and $1.6 million in the six months ended September 30, 2004 and 2003, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We generally fund capital expenditures through capital leases and the use of working capital. Additionally, for the six months ended September 30, 2003, we received $1.0 million in proceeds from the prepayment of a portion of an investment in a private company.
      Net cash provided by financing activities was $584,000 and 2.7 million in the six months ended September 30, 2004 and 2003, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options, Employee Stock Purchase Plan common stock issuances and short-term borrowings by the Company’s Japanese subsidiary, offset by payments on capital leases and short-term borrowings in the six months ended September 30, 2004 and 2003. Net cash proceeds from exercises of stock options were $697,000 and $407,000 in the six months ended September 30, 2004 and 2003, respectively. Net cash proceeds from Employee Stock Purchase Plan common stock issuances were $1.2 million in each of the six months ended September 30, 2004 and 2003. Net cash proceeds from short-term borrowings by the Company’s Japanese subsidiary were $166,000 and $3.2 million in the six months ended September 30, 2004 and 2003. Payments on short term borrowings were $918,000 in the six months ended September 30, 2004. As of September 30, 2004, the Company’s Japanese subsidiary had $1.7 million in short-term borrowings outstanding. Payments on capital leases were $547,000 and $2.1 million in the six months ended September 30, 2004 and 2003, respectively.
      We have a line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of April 30, 2005. We intend to renew the line of credit before it expires. Any borrowings under this line bear interest at the bank’s prime rate per annum. As of September 30, 2004, we had not borrowed against this line of credit. In connection with the line of credit, we have outstanding letters of credit totaling approximately $1.1 million related to office leases. In connection with leasing of replacement office space, we will be required to supply additional letters of credit that are expected to total $1.5 million. Borrowings under this line are limited to 80% of eligible accounts receivable.
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
      Quarter-to-quarter or year-to-year comparisons of our financial results are not necessarily meaningful indicators of our future revenue or operating results and should not be relied on as an indication of our future performance. If our quarterly or annual revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or analysts, that could have a material adverse effect on the market price of webMethods’ common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including the changes in demand for our products and services, the timing and terms of large transactions with customers, competitive pressures, fluctuations in the revenue of our geographic regions, our ability to execute on our business plans, the amount and timing of operating costs, costs of investigating or resolving pending or threatened legal claims, delays in the availability of new products or new releases of existing products, costs of legal compliance and modification, testing and remediation of internal controls and changes that we may make in our business, operations and infrastructure. In addition, economic conditions and other events beyond our control, such as economic uncertainties, geopolitical developments or uncertainties, travel limitations, infectious outbreaks like SARS, terrorist acts and other major, unanticipated events may have significant negative impact on our quarterly operating results and delay our ability to return to and maintain profitability on a basis determined in accordance with accounting principles generally accepted in the United States (GAAP). Further, the expensing of stock options in the future, the costs of compliance with the Sarbanes-Oxley Act and other legal and compliance requirements could add significant costs that may impede or delay our ability to return to and maintain profitability on a GAAP basis. If our quarterly revenue or operating results are adversely impacted, that could have a material adverse effect on the market price of webMethods’ common stock.
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
      The recently-concluded investigation by our Audit Committee concerning certain activities of personnel in our Japanese subsidiary, as well as the costs associated with a personnel matter have resulted in significant expense and management time and attention, and we anticipate that we will incur significant expense relating to the Audit Committee investigation and the associated restatements of financial statements. Further investigations, personnel matters or other legal compliance matters could significantly increase expense, and demands on management time and attention, thereby adversely impacting our operating results, and potentially leading to unanticipated increase in expenses in the future, which could materially decrease the market price of webMethods’ common stock.
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
      We have established strategic relationships with system integration partners and others. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During our fiscal year 2004 and the first two quarters of our fiscal year 2005, our systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that leverage to continue in future periods. If our relationships with our strategic business partners diminished or terminated or if we failed to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. Our partners often are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our target markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business, our operating results and the market price of webMethods’ common stock.
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
      Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems.
Treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to return to and maintain profitability.
      The Financial Accounting Standards Board has proposed requiring companies to record compensation expense regarding stock options and participation in employee stock purchase plans. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (ESPP). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 15 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in Amendment No. 2 to Form 10-K for our fiscal year ended March 31, 2004. If we choose, or are required, to record an expense for our stock-based compensation plans, we could incur a significant compensation expense, and any such expense could significantly impair our ability to return to and maintain profitability on a GAAP basis. That impact on our ability to return to and maintain profitability on a GAAP basis could have a material adverse effect on the market price of webMethods’ common stock.
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
      We have been, and intend to continue, expanding our international sales efforts. We have relatively limited experience in marketing, selling and supporting our software and services in certain international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; the difficulty of ensuing adherence to our revenue recognition and other policies, internal controls and disclosure controls; unexpected changes in regulatory requirements, business practices, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.
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
      Our Board of Directors adopted a rights plan and declared a dividend distribution of one right for each outstanding share of webMethods’ common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for share of webMethods’ stock and could discourage, delay or prevent a merger or acquisition of webMethods, Inc. that stockholders may consider favorable. In addition, provisions of the current certificate of incorporation and bylaws of webMethods, Inc., as well as Delaware corporate law, could make it more difficult for a third-party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

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
      The Audit Committee’s investigation and additional efforts undertaken by the Company found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to the Company’s management; causing the Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. The Audit

Committee also determined that those employees of the Japanese subsidiary acted to conceal their improper activities from webMethods’ management. As a result of those findings and determinations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures in effect as of September 30, 2004 were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting with respect to our Japanese subsidiary discussed below.
  Internal Controls Over Financial Reporting
      In connection with the Audit Committee investigation and other efforts by the Company, we have identified a material weakness in our internal controls over financial reporting with respect to our Japanese subsidiary in effect as of September 30, 2004. The identified material weakness relates to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of our financial statements.
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
      From time to time, webMethods is involved in other disputes and litigation in the normal course of business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
      We held our 2004 Annual Meeting of Stockholders on August 26, 2004 to elect three directors to serve as Class II directors and to ratify the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the year ending March 31, 2005. The voting results on those matters were reported in a Form 8-K dated August 26, 2004.

Item 6.     EXHIBITS

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement and entered into between webMethods, Inc. and each of its directors and executive officers
10	.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10	.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10	.7*	Form of Stock Option Agreement for stock option grants to directors
10	.8(7)	Form of notice of grant of stock option
10	.9*	Form of Deferred Compensation Plan for Directors
10	.10*	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the quarter ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.

Date: February 14, 2005	By: /s/ David Mitchell David Mitchell President and Chief Executive Officer

Date: February 14, 2005	By: /s/ Mary Dridi Mary Dridi Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1(1)	Agreement and Plan of Merger dated as of May 20, 2000, by and among webMethods, Inc., Wolf Acquisition, Inc. and Active Software, Inc.
3	.1(2)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(3)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(3)	Second Amended and Restated Investor Rights Agreement
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
10	.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10	.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10	.7*	Form of Stock Option Agreement for stock option grants to directors
10	.8(7)	Form of notice of grant of stock option
10	.9*	Form of Deferred Compensation Plan for Directors
10	.10*	Consulting Agreement dated October 3, 2004 between Phillip Merrick and web Methods, Inc.
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Registration Statement on Form S-4, as amended (File No. 333-39572).

(2)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Annual Report on Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the quarter ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.