Form 10-K
period 2005-03-31
WEBMETHODS INC
filed 2005-06-14
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
1-15681

webMethods, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	54-1807654 (I.R.S. Employer Identification No.)

3877 Fairfax Ridge Road, South Tower, Fairfax, Virginia (Address of Principal Executive Offices)	22030 (Zip Code)
Registrant’s telephone number, including area code:  (703) 460-2500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒     No ☐
      As of September 30, 2004, there were 53,101,682 shares of the registrant’s Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant, based upon the closing sale price ($5.32) of such shares on the Nasdaq National Market for such date, was approximately $226,314,700. Shares of the registrant’s Common Stock held by each executive officer and director of the registrant, and by each entity publicly reporting that it owns 5% or more of the outstanding shares of the registrant’s Common Stock, have been excluded, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
      As of June 10, 2005, there were outstanding 53,371,621 shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended March 31, 2005.

WEBMETHODS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2005

PART I

Item 1.	BUSINESS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, sufficiency of working capital and projections regarding the market for webMethods’ software and services, (ii) statements of the plans, objectives or expectations of webMethods, Inc. or its management, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, contributions to webMethods’ revenue by its business partners, implementation and effect of sales and marketing initiatives by webMethods, financial results of webMethods, Inc. and its subsidiaries, financial results within geographic or specific vertical markets and the allocation of resources to those markets, predictions of the timing and type of customer or market reaction to sales and marketing initiatives, the ability to control expenses, anticipated cost savings or expense reduction strategies, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance or economic conditions, the continuation of patterns identified as trends or seasonal occurrences or the impact of recent or anticipated changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue,” the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations reflected in the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in this Item 1 under the caption “Factors That May Affect Future Operating Results.” Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
OVERVIEW
      webMethods is a leading provider of business integration and optimization software. Our solutions enable organizations to deliver strategic applications to the business faster while allowing them to understand what is happening with their business in real-time and to predict what can be expected to happen. webMethods calls this Business Process Productivitytm. We use the term “Business Process Productivity” to describe the desire of organizations to increase the efficiency of their activities, improve the ability of the enterprise to adapt to changing market conditions, and create competitive advantage through a focus on the business processes that run their organizations. We believe that our primary offering, the webMethods Fabrictm product suite, is the only business integration and optimization suite on the market developed specifically to address the diverse and comprehensive requirements to achieve business process productivity.
      webMethods Fabric gives customers the ability to integrate, assemble, and optimize their mission critical business processes. webMethods Fabric does this by helping organizations link their enterprise software applications and databases, connect electronically with their trading partners, automate and optimize the business processes that span these systems and interfaces, and implement software applications that provide people with the information and capabilities necessary to run the business more effectively. Customer benefits include:

•	eliminating significant costs from the organization’s information technology environment,

•	automating and streamlining interactions with their customers and suppliers,

•	becoming more competitive by capturing more market share in terms of increased revenue from new and existing customers,

•	gaining more timely access to information to make better decisions about the business, and

•	allowing staff to focus their attention on higher value business activities.
      webMethods Fabric builds upon our history as a leader and innovator in the business integration market. Introduced in October 2004, the webMethods Fabric product suite unifies the enterprise application integration (“EAI”) and business-to-business (“B2B”) capabilities for which webMethods is widely known, with our existing Business Process Management (“BPM”) and workflow functionality and the Business Activity Monitoring (“BAM”), portal, and Web services technologies we acquired in October 2003. We believe that by integrating these particular capabilities into a single product suite, taking advantage of synergies between different elements of the solution, and merging the products to provide a seamless user experience, we have created a unique offering in the marketplace. By combining best-of-breed capabilities into one platform, we offer customers the ability to lower their total cost of ownership and to streamline the overall implementation process relative to using different stand-alone software products.
      webMethods Fabric is based on a Service-Oriented Architecture (“SOA”) foundation. SOA enables organizations to extend the value of their existing IT assets, transforming them into reusable components that can be applied to new business needs. Customers who want “true SOA” need the infrastructure software to provide an integrated approach to the creation, organization, management, and security of Web services. webMethods Fabric incorporates an integrated registry and management, as well as security, for Web services. Our approach offers an alternative to custom software development, helping our customers deliver software applications to the business faster and with less risk, while real-time monitoring and patent-pending analytics gives organizations the insight necessary for achieving continuous process improvements in their business.
      In addition to our webMethods Fabric product suite, we have a strategy to combine our software capabilities, professional services, strategic partnerships, and domain expertise into well-defined solutions that address specific horizontal and vertical industry problems. Our first planned solutions are in the areas of payment and lending processing in the financial services industry, integration in the retail industry and regulatory compliance requirements impacting many organizations.
      We market and sell our products and solutions primarily to the largest 2,000 corporations worldwide (the “Global 2000”) and major government agencies. In our fiscal year ended March 31, 2005, we added approximately 145 new customers, with no single customer accounting for more than 10% of our revenue in any quarter of that fiscal year. As of March 31, 2005, we had approximately 1,300 customers around the world, distributed across our target verticals in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
STRATEGY
      Our goal is to be the provider of choice for business integration and optimization solutions in our target industries and markets, and to establish webMethods as the benchmark for companies in our class.

We believe that our strategy enables us to achieve these objectives. The key elements of this strategy include the following:

•	Focus on Customer Success. A core part of our strategy is to ensure that customers are successful with our solutions. We invest in resources and programs to improve our customers’ success by reducing the time needed to deploy our software, minimizing long-term cost of ownership, and maximizing their return on investment for their integration projects. We attempt to accomplish this by working closely with customers to understand their business needs, timelines, and associated project risks, and supporting them to ensure they achieve their goals. As a measure of success, we track the number of customer projects that go into production. Ensuring that our customers successfully implement our software in a timely manner enables them to achieve a greater return on their investment and, in many cases, encourages them to purchase additional software for other projects. We believe that having satisfied customers who are willing to serve as references for prospective customers in our sales efforts is a significant competitive advantage.

•	Extend the Value of Integration Solutions to Business Users. The role of integration software and solutions has historically been viewed as technical in nature and the principal domain of Information Technology personnel. However, through our investments and innovation in BPM and BAM, we are increasingly able to demonstrate and deliver value that directly touches business users within the enterprise. Through our integration and BPM capabilities, we are able to not only link systems together, but transparently integrate the human workflows involved in the business processes that span these systems. BAM provides real-time visibility into these business processes, giving users the ability to track key performance indicators of their business, as well as to anticipate exceptions requiring their attention. Together, BPM and BAM support a continuous process improvement cycle, with BPM providing the means to maximize process efficiencies and BAM providing the feedback necessary to enhance an organization’s processes. We believe that our BPM and BAM capabilities differentiate webMethods and provide us with important new selling opportunities with new and existing customers.

•	Value Based Selling. In order to successfully market and sell software and service solutions to global organizations, we have implemented a value based sales methodology that focuses on the measurement and attainment of the business value being created by our solutions. This methodology allows us to work with our customers and prospects during the early stages of the sales cycle to identify the projects that would provide the most payback, or return on investment, to the individual lines of business. We then involve the business users in defining the ways the identified business process is to be improved or optimized. We often conduct a proof of concept, which allows the business owner to experience the proposed solution. This sales methodology enables us to build the business case or value to be attained from our proposed solution. Our Professional Services organization then provides an implementation plan targeted at the achievement of this value. This methodology allows our customers to understand the various cost components of the proposed solutions and the anticipated value they can receive by deploying it.

•	Provide the Most Compelling Solution. We believe that we offer one of the broadest and most comprehensive business integration solutions currently available on the market. We have used a strategy of internal product development complemented with strategic technology acquisitions to round out our offerings. Furthermore, our approach has been to integrate our various product capabilities into a single, unified platform. We believe that while each one of our products individually brings value and shows technical leadership, it is the combination of these capabilities in one solution that differentiates us from our competition.

•	Continued Leadership in Web Services and Service-Oriented Architecture. We believe that Web services will play an increasingly important role in integration solutions, and that support for related standards and SOA is an important requirement for success. webMethods was an early pioneer in the use of SOA for integration, as evidenced by our proposal to the World Wide Web Consortium (“W3C”) in 1997 to standardize the way that applications interact across the Internet using service-oriented and XML-based protocols. We believe that we have successfully built upon this heritage with our continued involvement in various Web services standards bodies, our acquisition in October 2003 of a unique Web services management framework developed by The Mind Electric, and ongoing product innovation in the area of Web services quality-of-service monitoring. webMethods has been recognized as a leader in Web services by industry analysts, and we currently serve on the Board of Directors of the Web Services Interoperability organization (“WS-I”).

•	Partner with Major Systems Integrators. We continue to expand and strengthen our alliances with major system integrators to increase our sales and services leverage. We have established a series of formal alliance relationships with major system integrators such as Accenture, Atos Origin, BearingPoint, Capgemini, CGI-AMS, Computer Sciences Corporation (“CSC”), Crowe Chizek, Deloitte, Electronic Data Systems Corporation (“EDS”), Hewlett-Packard (“HP”) and Tata Consulting Services (“TCS”). Many of these partners have established formal webMethods practices, increasing the number of webMethods-trained resources available to assist our customers in their implementations of our solutions. As a result of this expanded knowledge-base, as well as implementation successes on which the systems integrator partner and webMethods have worked jointly, these alliances form a virtual extension of our direct sales force. This results in the third-party introduction and subsequent endorsement of webMethods’ solutions in opportunities of which we may not otherwise be aware, or with customers or prospects of the partner with which we may not otherwise already be engaged.

•	Leverage Strategic Software and Other Vendor Partnerships. We have relationships with enterprise application software and other vendors, such as Global eXchange Services (“GXS”), Oracle Corporation (including both the Peoplesoft and JD Edwards product lines), SAP AG and Siebel Systems, whereby they embed a limited-use implementation of webMethods’ software into their solutions and/or resell components of our product line. As a result, customers who license products in which our software is embedded receive access to our technology. We believe these customers are good candidates to purchase additional webMethods software, and that our association with the major enterprise application vendors distinguishes us from many of our competitors, providing us with an incumbency advantage that positions webMethods as the lowest risk option for customers of these software products.

PRODUCTS
webMethods Fabric™
      Our primary offering is webMethods Fabric, a unified business integration and optimization product suite that we introduced in October 2004. webMethods Fabric combines into a single offering our existing product capabilities and features as well as previously acquired technologies. These include the EAI and B2B capabilities for which webMethods is widely known, our existing BPM and workflow functionality, and the technologies that we acquired in October 2003, which were comprised of a Web services deployment and management framework (from The Mind Electric), advanced BAM functionality (from The Dante Group), and a development environment (from the DataChannel assets owned by Netegrity), that allows end-users to build and deploy portal-based applications.
      webMethods Fabric’s capabilities combine those of our four foundation product groupings: Enterprise Services Platform, BPM, BAM and Composite Application Framework.
Enterprise Services Platform
      The webMethods Enterprise Services Platformtm is the foundation of the webMethods Fabric product suite. Conceptually, it serves as the basis by which systems are integrated and made available as business services, which can then be linked together into new business processes or assembled into new software applications. The key capabilities of the webMethods Enterprise Services Platform include the following:

•	Proven business integration functionality (derived from our previous flagship offering, the webMethods Integration Platform) that provides customers a unified XML-based environment for addressing both application-to-application and business-to-business integration scenarios, including the ability to connect reliably to a variety of legacy systems and packaged applications, communicate securely across firewalls, perform data transformations and mappings, and manage a community of trading partners.

•	An extensive library of adapters that provides customers a standard mechanism for integrating applications that have proprietary programming interfaces, such as those from vendors like Oracle Corporation, SAP AG and Siebel Systems. Using adapters, developers do not have to learn the technical intricacies of each interface; instead, they have a graphical interface for configuring the operations to be performed against a software application. An adapter development kit simplifies the creation of custom adapters for software applications that are not supported within our broad library of adapters.

•	Support for a wide range of electronic commerce protocols, enabling customers to integrate their information systems with those of their customers and business partners and automate inter-company interactions, such as purchasing and procurement, supply chain management, and vendor-managed inventory. Supported protocols and e-business standards include EDI, EDIINT (AS1, AS2, and AS3), RosettaNet, CIDX, PIDX, FIX, SWIFT, and ebXML.

•	High performance messaging middleware that serves as the communications layer for webMethods Fabric, and enables the real-time, event-driven interactions needed for BAM and other high-volume applications that require reliable message delivery and a scalable publish/subscribe architecture capable of processing thousands of messages per second. A Java Message Service (“JMS”)-compliant interface is also available.

•	webMethods Glue™, a light-weight, high-performance Web services environment for creating standards-compliant Web services from Java. Using webMethods Glue, developers are able to make existing Java objects accessible as Web services without having to modify existing Java logic, or incurring the complexity and overhead of implementing these services on a J2EE platform.

•	Web services enablement and management features that allow customers to make existing software application functions available as standard Web services, and then to manage the deployment of those services — and any other Web services in the environment, irrespective of where they originate, with enterprise-class quality of service. The Web services management capabilities, which are provided by the product called webMethods Servicenettm, include a UDDI-based service registry, security, load balancing, fail-over, and unique predictive monitoring enabled by webMethods’ patent-pending BAM technology.
Business Process Management (“BPM”)
      webMethods’ BPM offerings have capabilities that facilitate the design, deployment, and monitoring of processes that involve interactions between computer systems as well as people. Some business processes are automated, requiring minimal manual intervention (often only to address exception situations), whereas other types of business processes, such as loan or claims processing, are primarily manual in nature. webMethods’ BPM offerings support both scenarios. By providing an easy-to-use process modeling environment that shields users from the underlying software applications and technical complexity, webMethods’ BPM offerings make it feasible for non-technical staff to play a productive role in defining business processes. The visual design environment allows customers to create workflow solutions, including the associated user interfaces for presenting users with tasks and information, with minimal software coding effort.

Business Activity Monitoring (“BAM”)
      webMethods’ BAM offering has capabilities that are based on a patent-pending technology that provide customers with a real-time view into key business performance indicators (for example, order processing time), and the ability to be alerted proactively when results deviate from established norms (for instance, if orders start taking longer than normal to process). The integration between webMethods’ BPM and BAM capabilities means there is minimal incremental effort for the user to identify which metrics to monitor for a given business process. webMethods’ BAM offering further reduces the effort on the part of the user by automatically monitoring certain pre-identified metrics and using statistical analysis to establish normal patterns of behavior. This allows the system to alert the user to an exception to such patterns of behavior, through a unique feature called “fingerprinting”, enabled once the system observes current readings drifting away from previously-seen ranges. The advantage of our approach is that users are not required to define limits manually, and the system automatically adjusts thresholds based on actual data (for example, accommodating variations in order processing time depending on the time of day). The real-time nature of these capabilities enables customers to anticipate exceptions, allowing them to respond quickly and, potentially, to avoid impact to the business. The ability to do root-cause analysis is a further decision-making aid, helping customers determine the specific factors causing a deviation in a monitored business process metric.
Composite Application Framework (“CAF”)
      The webMethods Composite Application Frameworktm enables customers to assemble new applications from the services and resources made available by the webMethods Enterprise Services Platform. The webMethods CAF provides an alternative to coding traditional client/server or Web applications from scratch and is especially advantageous when there is an inventory of existing business components from which to assemble new software applications. The webMethods Portaltm serves as the primary delivery channel for these composite software applications, allowing people — both inside and outside the organization — to be provided with personalized, secure, access to the application functionality, information, and business processes that are relevant to their job function or relationship to the organization.
SERVICES
      webMethods offers a range of professional services to assist our customers both during the initial deployment of our products and thereafter to address our customers’ needs through the entire project lifecycle. Our professional services consultants are located throughout the Americas, Europe/ Middle East/ Africa (“EMEA”), Japan and Asia Pacific regions, allowing us to provide localized, on-site support across our global customer base. Our services include “jump start” packages and full project implementations; advisory services, including architecture and performance assessments, and services concerning SOA strategy or best practices with regard to the establishment of integration competency centers; product training; and ongoing outsourced maintenance and operational support. We may provide these services directly or augment the efforts of a systems integration partner. Our professional services organization has developed GEAR, an integration methodology derived from our experience and specific to our products. GEAR provides customers with best practices, project templates, white papers, and other tools. Together, these resources assist in gathering requirements, capturing the scope of the project, defining the architecture, implementing a solution, and rolling out the finished system.
      We offer training and continuing education to help ensure the success of our customer implementations. We provide a mix of classroom, onsite, and online training designed to best meet our users’ requirements. We have regularly scheduled courses covering our entire product line and more than 20 key topics of interest to developers, administrators, and business analysts.
      We offer our customers a variety of support and maintenance plans designed to meet their specific needs, including the option of 24-hour coverage, seven days per week. We have established a “follow-the sun” support model with major support centers in Virginia and California in the United States, and in

Australia, Japan and the Netherlands. Our resellers and distributors generally provide initial software support to their customers, and we provide secondary support on more complicated issues. Our customers and partners also have access to the webMethods Advantagetm extranet, which provides access to software, product documentation, discussion groups, implementation guides, technical advisories and access to our customer service management system that allows individuals to submit and monitor the status of any technical issues.
SALES AND MARKETING
      We license our software and sell our services primarily through our direct sales organization. Secondary sales channels include our strategic software vendor partners, major systems integrators with whom we have strategic alliances, other partners and distributors. In Japan and our Asia Pacific region and, to a lesser extent, in EMEA and the Americas, we also license our software through resellers who may also sell our consulting and implementation services. We have relationships with a number of resellers or distributors with expertise in certain industry sectors or countries in which we do not currently have a significant number of direct sales personnel. We license our software primarily on a perpetual basis.
      Our direct sales organization consists of sales representatives and pre-sales consultants supported by personnel with experience within the industries we target. At March 31, 2005, our sales and marketing personnel serving North America were located in our headquarters in Fairfax, Virginia, and in approximately 25 other offices in the United States and Canada. At that date, our sales and marketing personnel in EMEA were located in nine countries, and our sales and marketing personnel in Japan and our Asia Pacific region were located in Australia, Japan and six other countries. Information on revenue we derived from our Americas, EMEA, Japan and Asia Pacific operations, as well as long lived assets located in those geographic regions, is included in Note 18 of the Notes to Consolidated Financial Statements of webMethods, Inc., included elsewhere in this report. We expect to continue expanding our sales and marketing group through targeted recruitment of qualified individuals.
      Our sales efforts are focused on customers, prospective customers and business partners in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
      The sales cycle for our software typically ranges from 90 to 270 days. A prospective customer’s decision to use our products may involve a substantial financial commitment, which may require a significant evaluation period and approval from or by the customer’s senior management. A customer’s decision to license certain of our products may also involve significant user education and deployment costs, as well as substantial involvement of the customer’s personnel. Due to the nature of our business, we have no inventory.
      We have experienced quarterly fluctuations in our operating results and anticipate fluctuations in the future. In the past we have experienced certain general seasonal factors, from time to time, such as when revenue in our second fiscal quarter (ending September 30) has been positively impacted by budgeting cycles of the US Government, and has been negatively impacted because businesses often defer purchase decisions during summer months. In addition, revenue in our third fiscal quarter (ending December 31) has been positively impacted by the end-of-year budgeting cycles of many Global 2000 companies, and revenue in our fourth fiscal quarter (ending March 31) has been positively impacted, as revenue in our first fiscal quarter (ending June 30) has been negatively impacted, by the annual nature of our sales compensation plans. Quarterly revenue and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions that sometimes are difficult to predict.
PRODUCT DEVELOPMENT
      We pursue a judicious mix of internal development, technology acquisition, and strategic partnerships to allow us to offer a compelling and differentiated solution. This strategy has at times allowed us to bring capabilities to market more quickly than some competitors who rely solely on internal development.

      We focus our ongoing product development efforts on a combination of enhancing, broadening, and deepening the functionality of our core products to address new industries, marketplaces, geographies and software alliances as well as bringing about innovations to meet emerging opportunities. In October 2004, we introduced webMethods Fabric, unifying our existing product capabilities with the technologies which we acquired in October 2003. We have dedicated a significant amount of effort to integrating our various product capabilities to realize the vision of webMethods Fabric as a unified product suite. Our research and development expenses, including stock-based compensation, were $44.5 million, $45.0 million and $47.5 million in our fiscal years ended March 31, 2005, 2004 and 2003, respectively.
      We maintain our primary development centers in Fairfax, Virginia and Sunnyvale, California and have additional development teams in Denver, Colorado and Seattle, Washington. In 2004, we established a development center in Bangalore, India.
PARTNERS AND STRATEGIC RELATIONSHIPS
      We believe that our strategic alliances with systems integrators constitute a significant advantage over some of our competitors. We work closely with several major systems integrators including Accenture, Atos Origin, BearingPoint, Capgemini, CGI-AMS, Crowe Chizek, CSC, Deloitte, EDS, HP and TCS to support our customers’ integration needs and to expand the resources available to implement our software. We invest in education to assist our partners in staying knowledgeable in, and proficient with, our software products and solutions. We believe that our investment in these relationships is important because our partners’ promotion of our products as the most appropriate solution for their clients augments our direct sales force.
      In November 2004, we announced a strategic partnership with Global eXchange Services (“GXS”), a leading global integration services provider, whereby the two companies agreed to jointly develop, market and resell end-to-end integration solutions based on our respective technologies and services. Through our combined offerings, enterprises utilizing GXS’ managed services will be able to extend the capabilities of the webMethods Fabric product suite more readily to their business partners, providing a deeper level of integration and shared visibility to streamline interactions between the organizations. We believe that our relationship with GXS may help us more effectively reach markets that we do not directly target, while providing prospective customers with an additional means for evaluating our technology as an embedded component of the GXS service.
      We also believe that our other strategic relationships represent an advantage over our competition. We utilize our original equipment manufacturer partnerships with enterprise application software vendors, such as Oracle Corporation, SAP AG and Siebel Systems, as a differentiator when selling to a prospective customer that owns or plans to purchase products from these companies in which a license-limited version of our software may be embedded or utilized. We believe that this provides us with an incumbency advantage for many of the new business opportunities in which we compete. We expect to continue to benefit from these relationships through our partners’ indirect promotion of our products.
      We have a relationship with Informatica to resell their PowerAnalyzer business intelligence product to provide management dashboards and reporting capabilities which complement the real-time monitoring functionality included in our BAM solution.
      We believe our partners influenced, directly or indirectly, a significant portion of our license revenue during the fiscal year ending March 31, 2005 and in prior fiscal years, and we expect this to continue in future periods.
      Under certain partnership arrangements, we may share license fees derived from joint selling opportunities with our partner; in these instances, we record the net license revenue we receive. In systems integrator and other partnership arrangements, we may pay a sales assistance fee to a partner who performs or assists in certain sales activities, which we include in our sales and marketing expenses, and that fee usually is paid once payment from the joint customer of license fees is received. Under certain partnerships with our enterprise application software vendor partners, the partner may embed or otherwise utilize our software with their applications under limited use licenses for a license fee or royalty fee, which we include in our license revenue.
COMPETITION
      The market for our software and services is extremely competitive and subject to rapid change. While we believe that we have a compelling offering in the webMethods Fabric product suite, broad integration experience, expertise in trading partner integration and management, a track record of innovation, and are a recognized leader in Web services, we compete with numerous other providers of integration software products. Our competitors include BEA Systems, Inc., International Business Machines Corporation (“IBM”), Microsoft Corporation, SAP AG, SeeBeyond Technology Corporation, Sterling Commerce Inc., TIBCO Software, Inc. and a wide range of companies associated with the capabilities that we offer. We may encounter additional competition from other emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our software and services are numerous and the specific importance of any one of these factors varies significantly for each specific customer environment. These competitive factors include product functionality and features; performance and price; ease and cost of product implementation; vendor and product reputation; quality of customer support services; financial strength; customer training and documentation; and quality of professional services offerings. Although we believe that our software and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.
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
      We also seek to protect our technology, software, documentation and other proprietary information under the copyright, trademark and patent laws. We assert copyright in our software, documentation and other works of authorship, and periodically register copyrights with the U.S. Copyright Office in qualifying works of authorship. We assert trademark rights in and to our name, product names, logos and other markings that are designed to permit consumers to identify our goods and services. We routinely file for and have been granted trademark protection from the U.S. Patent and Trademark Office for qualifying marks. We currently hold a trademark registration in the United States for the “webMethods”, “B2B Integration Server” and “Glue” marks and a trademark registration in certain other countries and the European Union for the “webMethods” mark. We have a patent issued in the United States and several patent applications pending for technology related to our software. We may file additional patent applications in the United States or other countries in the future.
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
      We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights effectively, and the use by others of our proprietary rights could materially harm our business. Policing the unauthorized use of our products and other proprietary rights is difficult and expensive, particularly given the global nature and reach of the Internet. Effective protection of our intellectual property rights may be limited in certain countries as the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. For more information regarding our proprietary rights, see “Factors That May Affect Future Operating Results — If we are unable effectively to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights.”
      Despite our efforts to protect our proprietary rights, parties may breach confidentiality agreements or other protective licenses and contracts into which we have entered, and we may not be able to enforce our rights effectively in the event of these breaches. There can be no assurance that we will be able to prevent unauthorized attempts to copy or reverse engineer aspects of our software, to subvert our license key mechanisms or to obtain and use information that we regard as proprietary. Further, unauthorized parties may attempt to copy or otherwise obtain and use software or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. It is possible that our competitors will adopt similar product or service names, impeding our ability to protect our intellectual property and possibly leading to customer confusion. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from the technology developed by us without paying for it.
      The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We believe that software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, third parties have claimed that the use of our software in certain situations infringed on their intellectual property rights. Third parties may in the future claim that we have infringed on their intellectual property rights (including those intellectual property rights currently existing or developed in the future) or that the use our software in certain situations infringes on their intellectual property rights. We may increasingly be subject to infringement claims as the number of products and competitors in our industry grows and functionalities of products overlap. Furthermore, former employers of our current and future employees may assert that their employees have improperly disclosed confidential or proprietary information to us.
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
      For more information regarding our proprietary rights, see “Factors That May Affect Future Operating Results — Third-party claims that we infringe upon their intellectual property rights may be costly to defend and could damage our business.”
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
CORPORATE INFORMATION
      webMethods, Inc. was organized in Delaware in 1996. We completed our initial public offering in February 2000. In August 2000, webMethods, Inc. acquired Active Software, Inc., a publicly-held software company that developed and delivered enterprise application integration software. In February 2001, we acquired IntelliFrame Corporation, its workflow technology and its research and development team. In October 2003, we acquired The Mind Electric, Inc., The Dante Group, Inc. and certain assets of Data Channel from Netegrity. References to “webMethods,” “we,” “us” or “our” include webMethods, Inc. and its subsidiaries unless a statement specifically refers to webMethods, Inc. Our executive offices are located at 3877 Fairfax Ridge Road, South Tower, Fairfax, Virginia 22030, and our main telephone number is (703) 460-2500. We operate in a single segment of software and related services.
AVAILABLE INFORMATION
      Our internet address is www.webMethods.com. Our Investor Relations page of our web site provides a link to a service giving access to our securities filings as soon as reasonably practical after we electronically file with the Securities and Exchange Commission (“SEC”) our annual reports, quarterly reports, current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and as soon as reasonably practical after any of our directors or executive officers electronically file with the SEC any reports pursuant to Section 16 of the Securities Exchange Act of 1934. We do not charge for access to and viewing of those filings. Other information on our Investor Relations page and our web site is not part of this Form 10-K or any other webMethods securities filing unless specifically incorporated. In addition, our reports, proxy statements and other information are filed with the SEC through the SEC’s Electronic Data Gathering, Analysis and Retrieval system and are publicly available through the SEC’s site on the World Wide Web, at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of that document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
EMPLOYEES
      As of March 31, 2005, we employed approximately 833 full-time employees. These included approximately 239 in sales and marketing, 204 in professional services and technical support, approximately 263 in research and development and approximately 127 in other administrative areas, including accounting, finance, human resources, facilities and information technology. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, marketing and sales, and business development. Our employees generally are not represented by a collective bargaining agreement, although employees in certain of our international subsidiaries have claimed membership in trade unions or sought to invoke union representation in certain personnel matters; we have never experienced a strike or similar work stoppage. We consider relations with our employees to be good.
EXECUTIVE OFFICERS OF WEBMETHODS
      Our executive officers and their ages and positions as of May 31, 2005 are as follows:

Name	Age	Position

David Mitchell	40	President and Chief Executive Officer
Richard Chiarello	52	Executive Vice President, Worldwide Operations
Mary Dridi	44	Executive Vice President and Treasurer
Douglas W. McNitt	40	General Counsel, Executive Vice President and Secretary
Kristin Weller Muhlner	34	Executive Vice President, Product Development
Mark L. Wabschall	49	Senior Vice President, Finance and Chief Accounting Officer
      David Mitchell began his career at webMethods in December 1997 as Vice President, Sales and served as Vice President, Worldwide Sales from September 1999 through December 1999. He served as Chief Operating Officer from January 2000 to October 2004, as President since January 2001 and as Chief Executive Officer since October 2004. Throughout his tenure at webMethods, Mr. Mitchell has played a major role in all facets of our business and in overseeing webMethods’ global sales organization, as well as our marketing, industry solutions, business development, and customer service operations. Prior to joining

webMethods, Mr. Mitchell held a variety of executive positions at various companies, including serving from 1993 to 1995 as President and Chief Executive Officer of VYCOR Corporation, which was acquired in 1995 by McAfee Software. Mr. Mitchell holds a B.S. in Marketing from Virginia Commonwealth University.
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
      Mary Dridi joined webMethods in May 1998 as Chief Financial Officer and Treasurer. She became an Executive Vice President in January 2002. She resigned as Chief Financial Officer in May 2005. From July 1991 to April 1998, she served as the Controller and Vice President of Finance for SRA International, Inc., an information technology company. From 1987 to 1991, Ms. Dridi served as the Director of Finance at Geostar Corporation, a mobile satellite communications company. From 1983 to 1987, Ms. Dridi provided audit and other business services with the accounting firm of Peat Marwick. Ms. Dridi holds a B.S. in Commerce and Accounting from the University of Virginia.
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
      Kristin Weller Muhlner joined webMethods as Vice President of Professional Services and Customer Care in September 1998. She became Vice President of Product Development in January 2000, Senior Vice President of Product Development in October 2001 and Executive Vice President of Product Development in March 2003. From 1994 to September 1998, Ms. Muhlner served as Senior Manager for Deloitte & Touche Consulting Group, where she participated in the development of their enterprise resource planning (ERP) implementation methodology. Ms. Muhlner holds a B.A. in Economics from Rhodes College.
      Mark L. Wabschall, a Certified Public Accountant, joined webMethods as Senior Vice President, Finance in July 2004 and became Chief Accounting Officer in May 2005. He served as Vice President, Finance for Innovative Technology Application, Inc., a diversified technology firm, from 2003 to 2004, and he served as President of Delphi Business Solutions, LLC, a financial consulting firm from 2000 to 2003. From 1994 to 2000, he held senior financial and operational management positions with the Baan Company, including Senior Vice President of Operations, Vice President of Investor Relations and Chief Financial Officer of the Americas. He also served as an audit partner with Arthur Andersen, a major international public accounting firm. Mr. Wabschall holds a B.S. in Business Administration from the Ohio State University.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
      You should consider the following risks and uncertainties when evaluating our statements in this report and elsewhere. webMethods is subject to risks and uncertainties in addition to those described below, which, at the date of this report, we may not be aware of or which we may not consider significant. Each of these factors may adversely affect our business, financial condition, results of operation or the market price of webMethods’ common stock, and investors may potentially lose all or part of their investment.
Our quarterly revenue — especially the amount of license revenue we recognize in a quarter  —  and operating results could fluctuate, which could significantly affect the market price of webMethods’ common stock.
      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. A significant reason for these fluctuations is variation in the level of our quarterly revenue — especially the amount of license revenue we recognize in a quarter — which is difficult to predict with certainty and which varies depending on a number of factors. These fluctuations may cause quarter-to-quarter or year-to-year comparisons of our financial results not to be reliable indicators of our future revenue, license revenue or operating results. If our quarterly or annual total revenue, license revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or securities analysts, there could be a material adverse effect on the market price of webMethods’ common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	changes in demand for our software products and services;

•	the timing and terms of large transactions with customers;

•	the spending environment for business integration and optimization solutions;

•	competitive pressures;

•	fluctuations in the revenue and license revenue of our geographic regions;

•	our ability to execute on our business strategy and sales strategies;

•	a low number of quota bearing sales representatives experienced with our solutions, software products and sales processes;

•	the timing and amount of revenue from acquired technologies or businesses;

•	the amount and timing of operating costs;

•	delays in the availability of new products or new releases of existing products;

•	costs of legal compliance, including compliance with the Sarbanes-Oxley Act of 2002 and regulatory requirements and investigating or resolving pending or threatened legal claims; and

•	changes that we may make in our business, operations and infrastructure.
      In addition, economic conditions and other events beyond our control, such as economic uncertainties, geopolitical developments or uncertainties, travel limitations, terrorist acts and other major, unanticipated events may have significant negative impact on our quarterly revenue, license revenue or operating results and delay our ability to return to and maintain profitability on a basis determined in accordance with accounting principles generally accepted in the United States (“GAAP”). If our quarterly total revenue, license revenue or operating results are adversely impacted for any reason, that could have a material adverse effect on the market price of webMethods’ common stock.
      We generally close a substantial number of license transactions in the last month of each quarter, which makes it difficult to predict with certainty the level of license revenue we will have in any quarter until near to, or after, its conclusion. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If total revenue or license revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the guidance we provide publicly or expectations of investors or securities analysts. As a result, the market price of webMethods’ common stock may fall significantly.
If we fail accurately to forecast our future total revenue, license revenue or operating results, we may not satisfy the expectations of investors or securities analysts.
      We forecast our future total revenue and license revenue and operating results based upon information from our sales organization, finance and accounting department and other groups within our organization. The information on which our forecasts are based reflect expectations of future performance, beliefs regarding continuation of trends and anticipated future achievements, which involve elements of speculation and are subject to a number of risks and uncertainties that we attempt to articulate for investors and securities analysts. We may fail to accurately forecast our future total revenue or license revenue due to a number of factors, including changes in customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, fluctuations in the total revenue and license revenue of our geographic regions, our ability to execute on our business strategy and sales strategies, a low number of quota bearing sales representatives experienced with our solutions, software products and sales processes, the timing and amount of revenue from acquired technologies or businesses, delays in the availability of new products or new releases of existing products, changes that we may make in our business, operations and infrastructure, seasonal factors or major, unanticipated events.
      We also may experience delays or declines in expected total revenue or license revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, purchasing practices and requirements of prospective customers, including contract provisions or contingencies they may request, changes in demand for our software and services, changes that we may make in our business or operations, economic uncertainties, geopolitical developments or uncertainties, travel limitations, terrorist acts or other major unanticipated events. These periods of slower or no growth may lead to lower total revenue or license revenue or both, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our recognition of license revenue, which in turn could cause our quarterly total revenue and operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any misperception by us in the needs of our customers and prospective customers or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from our prior public forecasts. Any failure to achieve our prior public forecasts could cause us to fail to satisfy the expectations of investors or securities analysts, which could have a significant adverse effect on the market price of webMethods’ common stock.
The market price of webMethods’ common stock fluctuates as a result of factors other than our quarterly total revenue, license revenue and operating results, including actions taken by or performance of our competitors, estimates and recommendations of securities analysts, industry volatility and changes to accounting rules.
      The market price for webMethods’ common stock has experienced significant fluctuation over the years and may continue to do so. From our initial public offering in February 2000 until June 13, 2005, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $3.96. In addition to our quarterly total revenue, license revenue or operating results, this volatility in the market price for webMethods’ common stock may be affected by a number of other factors, including:

•	the overall volatility of the stock market, particularly the stock prices of software and technology companies;

•	fluctuation in the levels of total revenue, license revenue and operating results of competitors;

•	changes in securities analysts’ estimates and recommendations with respect to webMethods’ common stock or our industry;

•	rapid developments within our industry; and

•	changes to accounting rules.
      If any of these market or industry-based factors has a significant negative impact on the market price for webMethods’ common stock, investors could lose all or part of their investment, regardless of our actual operating performance.
Our markets are highly competitive, and we may not compete effectively.
      The markets for business integration solutions, SOA capabilities, BAM and BPM solutions and CAF capabilities are rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications, monitor and optimize business processes and workflows, provide SOA, enable Web services and provide customers the capabilities to run, manage and optimize their enterprise. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our markets will widely adopt and deploy our SOA technology, our webMethods Fabric product suite or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our markets or if we are not able to compete effectively against current or future competitors, our business, operating results and financial condition may be harmed.
      Our current and potential competitors include, among others, large software vendors; companies that develop their own integration software or Web services technology; business integration software vendors; electronic data interchange vendors; vendors of proprietary enterprise application integration; vendors of portal products; and application server vendors. We also face competition from providers of various technologies to enable Web services. Further, we face competition for some aspects of our software and service offerings from major system integrators, both independently and in conjunction with corporate in-house information technology departments, which have traditionally been the prevalent resource for application integration. In addition, application software vendors with whom we have or had strategic relationships sometimes offer competitive solutions or may become or are competitors. Some of our competitors or potential competitors may have more experience developing technologies or solutions competitive with ours, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we do. Our competitors may be able to develop products and services that are superior to our solutions, that achieve greater customer acceptance or that have significantly improved functionality or performance as compared to our existing solutions and future software and services. In addition, negotiating and maintaining favorable customer and strategic relationships is critical to our business. Our competitors may be able to negotiate strategic relationships on more favorable terms than we are able to negotiate or may preclude us from entering into or continuing strategic relationships. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition may result in reduced margins, loss of sales, decreased market share or longer sales cycles or sales processes involving more extensive demonstrations of product capabilities, which in turn could harm our business, operating results and financial condition.
Economic conditions could adversely affect our revenue growth and cause us not to achieve our forecasts of license revenue and total revenue.
      Our ability to achieve revenue growth and profitability of our business depends on the overall demand for business integration and optimization software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for business integration and optimization solutions, in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger license transactions. Those situations may cause a decrease in our license revenue and total revenue. A decrease in demand for our software and services caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a decrease in our revenue and growth rates. In that event, we could fail to achieve our prior public forecasts of revenue and operating results or otherwise fail to satisfy the expectations of investors or securities analysts, which could have a significant adverse effect on the market price of webMethods’ common stock.
We rely on strategic alliances with major system integrators and other similar relationships to promote and implement our software.
      We have established strategic relationships with system integration partners and others. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, and greatly increase our implementation capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During our fiscal year 2005, our systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that leverage to continue in future periods. If our relationships with our strategic business partners diminish or terminate or if we fail to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. Our partners often are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business, our operating results and the market price of webMethods’ common stock.
We have a history of operating losses, and our failure to achieve and sustain profitability may impact our prospect of achieving our growth targets and may have a material adverse effect on the market price of webMethods’ common stock.
      During much of our history, we have sustained losses from operations. For a number of reasons described in other factors listed here, we may not be able to achieve our anticipated levels of total revenue and license revenue or to control our operating expenses, which could prevent us from achieving our forecasts of operating results, including returning to and sustaining profitability on a GAAP basis. That situation could have a material adverse effect on the market price of webMethods’ common stock. Further, the expensing of stock options in the future could add significant costs that may impede or delay our ability to return to and maintain profitability on a GAAP basis. If we do not generate sufficient revenue to achieve and maintain income from operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings.

The Sarbanes-Oxley Act of 2002 requires that we undertake periodic evaluations of our internal control over financial reporting, which may identify material weaknesses that could harm our reputation and impact the market price of webMethods’ common stock.
      The Sarbanes-Oxley Act of 2002 requires that our management establish and maintain internal control over financial reporting and periodically assess the effectiveness of our internal control over financial reporting and report the results of such assessment. Our management recently assessed the effectiveness of our internal control over financial reporting at March 31, 2005 and concluded, based upon their assessment, that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We cannot predict the outcome of our assessments in future periods. If our management concludes in the future that our internal control over financial reporting is not effective due to material weakness, we expect that we must then change our internal control over financial reporting to remediate such material weakness. In that situation, investors and stock analysts may lose confidence in the reliability of our financial statements, we may not be successful in effecting the necessary remediation and we may be subject to investigation or sanctions by regulatory authorities. We also expect that we will continue to identify areas of internal control over financial reporting that require improvement, and that we will continue to enhance processes and controls to address those issues, which will involve additional expense and diversion of management’s time and may impact our results of operations.
Our disclosure controls and procedures and our internal control over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances.
      While we believe we currently have adequate internal control over financial reporting, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems. Any breakdown in our control systems, whether or not foreseeable by management, could cause investors to lose confidence in the accuracy of our financial reporting and may have an adverse impact on the market price for webMethods’ common stock.
If we fail to attract and retain key executive officers and other key personnel who are essential to our business, our ability to execute effectively on our business strategy or our results of operations or financial condition may be adversely affected.
      Our success depends upon the continued service of key employees who are essential to our business, including our executive officers. None of our current executive officers or key employees is bound by an employment agreement for any specific term. In October 2004, our former chairman and chief executive officer, Phillip Merrick, resigned, and David Mitchell became our President and CEO and a member of our Board of Directors. In May 2005, our former chief financial officer, Mary Dridi, resigned from that position, and we are currently conducting a search for a new chief financial officer. We are uncertain as to the ultimate impact of these departures; however, the loss of any key executive officers or key employees could potentially impede our ability to execute effectively on our business strategy and could also potentially harm our operating results or financial condition. Our future success will also depend in large part on our ability to attract and retain qualified executives and experienced technical, sales, professional services, marketing and management personnel.
Third-party claims that we infringe upon their intellectual property rights may be costly to defend and could damage our business.
      We cannot be certain that our software products and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we have been subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products, technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties have brought, and may bring in the future, claims of infringement against us or our licensees. Because our software products are integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. We have agreed, and may agree in the future, to indemnify certain of our customers against claims that our software products infringe upon the intellectual property rights of others. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Such claims may be with or without merit.
      Claims of alleged infringement, regardless of merit, may have a material adverse effect on our business in a number of ways. Claims may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. In addition, in the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages, and also include an injunction or other court order that could prevent us from selling some or all of our software products or require that we re-engineer some or all of our software products. Certain customers have been subject to such claims and litigation in the past, and we or other customers may in the future be subject to additional claims and litigation. We have settled one such claim and may in the future settle any other such claims with which we may be involved, regardless of merit, to avoid the cost and uncertainty of continued litigation. Defense of any lawsuit or failure to obtain any such required licenses could significantly harm our business, operating results and financial condition and the price of webMethods’ common stock. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims. Our current insurance programs do not cover claims of patent infringement.
If we are unable effectively to protect our intellectual property, we may lose a valuable asset, experience reduced market share or incur costly litigation to protect our rights.
      Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret, trademark and patent laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have one patent and several pending patent applications for technology related to our software, but we cannot assure you that this patent is valid or that these applications will be successful. A small number of our agreements with customers and system integrators contain provisions regarding the rights of third parties to obtain the source code for our software, which may limit our ability to protect our intellectual property rights in the future. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our software and obtain and use information that we regard as proprietary. Competitors may use such information to enhance their own products or to create similar technology which directly competes with our products, potentially diminishing our market share. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. Furthermore, we expect to continue increasing our international operations in the future, and the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
      Our means of protecting our intellectual property rights in the United States or abroad may not effectively protect our intellectual property rights. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs, may not result in timely relief and may not be successful. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition.
Our business strategy contemplates possible future acquisitions of companies or technologies that may result in disruptions to our business, integration difficulties, increased debt or contingent liabilities, dilution to our stockholders or other adverse effects on future financial results.
      We may make investments in, or acquisitions of, technology, products or companies in the future to maintain or improve our competitive position. We may not be able to identify future suitable acquisition or investment candidates, and even if we identify suitable candidates, may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. With respect to potential future acquisitions, we may not be able to realize future benefits we expected to achieve at the time of entering into the transaction, or our recognition of those benefits may be delayed. In such acquisitions, we will likely face many or all of the risks inherent in integrating corporate cultures, product lines, operations and businesses. We will be required to train our sales, professional services and customer support staff with respect to acquired software products, which can detract from executing against goals in the current period, and we may be required to modify priorities of our product development, customer support, systems engineering and sales organizations. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our stockholders.
Treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to return to and sustain profitability on a GAAP basis, and may affect our ability to attract and retain key personnel.
      The Financial Accounting Standards Board has adopted SFAS 123R, “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (such as employee stock options and participation in our employee stock purchase plan) and record such compensation costs in our consolidated financial statements beginning in our three month period ending June 30, 2006. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (“ESPP”). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 14 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in this Form 10-K. Although we have not completed our evaluation of the impact of SFAS 123R, we expect that it will have a material adverse impact on our results of operations by increasing our operating expenses and reducing our net income and earnings per share, which we expect to significantly impair our ability to return to and sustain profitability on a GAAP basis. That impact could have a material adverse effect on the market price of webMethods’ common stock. In addition, to the extent SFAS 123R makes it more difficult or costly to issue stock option grants to our executive officers and employees, we may be forced to alter our stock-based compensation plans in ways that reduce potential benefits to our employees and impede our ability to attract, retain and motivate executive officers and key personnel, which could adversely affect our business.

If we are unable to adapt and enhance our software products to meet rapid technological changes, to provide desired product interfaces or to conform to new industry standards, we could lose partners, customers and future revenue opportunities.
      We expect that the rapid evolution of business integration and optimization software and related standards and technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems or enterprise applications, will require us to adapt our software and solutions to remain competitive. Our software and solutions could become obsolete, unmarketable or less desirable to prospective customers if we are unable to adapt to new technologies or standards or if we fail to adapt our products to new platforms or provide desired product interfaces. If our software ceases to demonstrate technology leadership, conform to industry standards, adapt to new platforms or develop and maintain adapters or interfaces to popular products, we may have to increase our product development costs and divert our product development resources to address the issues. In addition, because our customers, prospective customers and certain partners depend on our adapting and enhancing of our software products to meet technological changes and to conform to new industry standards, any failure or perceived failure by us to do so could result in potential losses of customers, prospective customers, partners and future revenue opportunities.
Our business may be adversely impacted if we do not provide professional services to implement our solutions or if we are unable to establish and maintain relationships with third-party implementation providers.
      Customers that license our software typically engage our professional services staff or third-party consultants to assist with product implementation, training and other professional consulting services, and we believe our strong focus on ensuring that our software is successfully put into production is a strong competitive advantage and differentiator. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time and significant resources to reach full productivity. Competition for qualified personnel and service providers is intense within our industry. Our business may be harmed if we are unable to provide professional services to our customers to effectively implement our solutions of if we are unable to establish and maintain relationships with third-party implementation providers.
We may face product liability claims, damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects.
      Our software products are complex, and significant defects may be found during the period immediately following introduction of new software or enhancements to existing software or in product implementations in varied information technology environments. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to reallocate product development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, require significant additional professional services work to address operational issues, damage the reputation of our software in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our partners and customers. This could result in lost revenue or delays in customer deployment and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software experiences performance problems or ceases to demonstrate technology leadership, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers and certain partners depend on our software for their critical systems and business functions, any interruptions in operation of our software or solutions could cause our customers and certain partners to initiate warranty or product liability suits against us.
Our financial statements may in the future be impacted by improper activities of our personnel.
      As we have recently experienced with our restatements for the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, our financial statements can be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of their activities. For instance, revenue recognition depends upon the terms of our agreements with our customers, among other things. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms without the knowledge of management that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. In addition, depending upon when we learn of any such improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which could have a significant adverse impact on our business, operating results and financial condition. We have implemented, and are implementing, new or additional steps to prevent such conduct, but we cannot be certain that these new or additional controls will be effective in deterring all improper conduct by our personnel.
We intend to continue expanding our international sales efforts, which could subject us to greater uncertainties and additional risk.
      We have been, and intend to continue, expanding our international sales efforts. We have somewhat limited experience in marketing, selling and supporting our software and services in certain international markets. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources. If we are unable to continue expanding our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; the difficulty of ensuing adherence to our revenue recognition and other policies; the difficulty of monitoring and enforcing internal controls and disclosure controls; unexpected changes in regulatory requirements, business practices, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.
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
Because our software could interfere with the operations of our partners’ and customers’ other network and software applications, we may be subject to potential product liability and warranty claims by these partners and customers.
      Our software enables customers’ and certain partners’ software applications to provide Web services, or to integrate with networks and software applications, and is often used for mission critical functions or applications. Errors, defects or other performance problems in our software or failure to provide technical support could result in financial or other damages to our partners and customers. Partners and customers could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. In addition, the failure of our software and solutions to perform to partners’ and customers’ expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to potential product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Although we have not experienced any product liability claims to date, sale and support of our software entail the risk of such claims. The use of our software to enable partners’ and customers’ software applications to provide Web services, and the integration of our software with our partners’ and customers’ networks and software applications, increase the risk that a partner or customer may bring a lawsuit against several suppliers if an integrated computer system fails and the cause of the failure cannot easily be determined. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.
We may not have sufficient resources available to us in the future to take advantage of certain opportunities, potentially harming our operating results and financial condition.
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
Some provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws, as well as our stockholder rights plan, may deter potential acquisition bids, discourage changes in our management or Board of Directors and have anti-takeover effects.
      The certificate of incorporation, as amended, of webMethods and our bylaws contain certain provisions, as does the Delaware General Corporation Law, which may discourage, delay or prevent a change of control of webMethods or a change in our management or Board of Directors, including through a proxy contest. In addition, our Board of Directors in 2001 adopted a rights plan and declared a dividend distribution of one right for each outstanding share of webMethods’ common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan and the other provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could limit the price that certain investors might be willing to pay in the future for share of webMethods’ common stock, could discourage, delay or prevent a merger or acquisition of webMethods that stockholders may consider favorable and could make it more difficult for a third party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.
Costs of legal investigations and regulatory compliance matters may increase our operating expenses and impact our operating results.
      The investigation by our Audit Committee concerning certain activities of personnel in our Japanese subsidiary, as well as the investigation and resolution of a personnel matter, have resulted in significant expense and management time and attention, and we anticipate that we will incur additional expense relating to the ongoing informal investigation by the Securities and Exchange Commission. Further investigations or any future legal compliance or regulatory compliance matters could significantly increase expense and demands on management time and attention, thereby potentially adversely impacting our operating results, which could materially impact the market price of webMethods’ common stock. In addition, we have incurred and will continue to incur significant additional expense related to our efforts to comply with the rules and regulations enacted pursuant to the Sarbanes-Oxley Act of 2002.
Item 2.     PROPERTIES
      Our principal administrative, sales, marketing and research and development facility is located in Fairfax, Virginia, and consists of approximately 106,000 square feet of office space held under a lease that expires in March 2016. We maintain offices for sales and research and development in Sunnyvale, California, Denver, Colorado and Bellevue, Washington and a development center in Bangalore, India. We also maintain small offices for sales, professional services and other personnel in the United States in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, New York, New Jersey, North Carolina, Ohio, Pennsylvania and Texas. We maintain offices outside the United States for sales, professional services and other personnel in Australia, Belgium, Canada, Hong Kong, France, Germany, Italy, Japan, Malaysia, the Netherlands, Peoples Republic of China, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.
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
Item 3.     LEGAL PROCEEDINGS
      A purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York in 2001 that named webMethods, several of our executive officers at the time of our initial public offering (IPO) and the managing underwriters of our initial public offering as defendants. This action made various claims, including that alleged actions by underwriters of webMethods’ IPO were not disclosed in the registration statement and final prospectus for webMethods’ IPO or disclosed to the public after webMethods’ IPO, and sought unspecified damages on behalf of a purported class of purchasers of webMethods’ common stock between February 10, 2000 and December 6, 2000. This action was consolidated with similar actions against more than 300 companies as part of In Re Initial Public Offering Securities Litigation. Claims against webMethods’ executive officer defendants have been dismissed without prejudice. A proposed settlement, which would settle all claims against webMethods, has been submitted to the court for preliminary approval. Under the proposed settlement, the plaintiffs would dismiss and release their claims against webMethods in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants. We believe that any material liability on behalf of webMethods or its executive officers that may accrue under that settlement offer would be covered by our insurance policies.
      From time to time, webMethods is involved in other disputes and litigation in the normal course of business.
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      webMethods’ common stock has been publicly traded on the Nasdaq National Market under the symbol “WEBM” since our initial public offering on February 11, 2000. The high and low sales prices of webMethods common stock as reported by the Nasdaq National Market during the last two fiscal years are shown below:

	High	Low

Year ended March 31, 2004:
First Quarter (ended June 30, 2003)	$10.91	$8.02
Second Quarter (ended September 30, 2003)	10.25	7.24
Third Quarter (ended December 31, 2003)	10.15	7.41
Fourth Quarter (ended March 31, 2004)	12.17	8.76

	High	Low

Year ended March 31, 2005:
First Quarter (ended June 30, 2004)	$10.80	$7.85
Second Quarter (ended September 30, 2004)	8.57	3.94
Third Quarter (ended December 31, 2004)	7.50	5.25
Fourth Quarter (ended March 31, 2005)	7.30	5.25
      As of June 10, 2005, there were approximately 360 holders of record, and approximately 12,600 beneficial owners, of webMethods common stock. The number of holders of record of webMethods common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees. As of June 10, 2005, the closing price of webMethods’ common stock was $5.07.
      webMethods has never declared or paid any cash dividends on its common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Item 6.     SELECTED FINANCIAL DATA
      The following selected historical consolidated financial data for webMethods should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2005, 2004 and 2003 and the historical consolidated balance sheet data as of March 31, 2005 and 2004 are derived from the consolidated financial statements of webMethods, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm for webMethods, and are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2002 and 2001 and the historical consolidated balance sheet data as of March 31, 2003, 2002 and 2001 are derived from audited consolidated financial statements of webMethods not contained in this report. Historical results are not necessarily indicative of future results.

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
License	$86,800	$92,740	$117,066	$121,803	$143,514
Professional services	49,218	43,634	33,378	35,800	34,945
Maintenance	64,583	53,167	46,310	38,393	23,498

Total revenue	200,601	189,541	196,754	195,996	201,957

Cost of revenue:
Amortization of intangibles	2,397	1,199	—	—	—
License	1,252	2,211	1,937	2,335	5,189
Professional services and maintenance:
Stock based compensation	—	56	251	436	1,188
Other professional services and maintenance	56,954	53,457	41,937	42,124	46,304

Total cost of revenue	60,603	56,923	44,125	44,895	52,681

Gross profit	139,998	132,618	152,629	151,101	149,276

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,645	2,769	3,761	2,865	4,813
Other sales and marketing costs	81,668	91,664	92,958	106,377	100,154
Research and development:
Stock based compensation	—	15	97	12,526	12,447
Other research and development costs	44,518	45,045	47,441	49,634	45,158
General and administrative:
Stock based compensation	—	7	47	433	1,640
Other general and administrative costs	25,042	17,873	17,831	19,372	20,837
Restructuring and related charges	5,849	3,920	2,155	7,243	—
Acquisition related expenses	—	—	—	—	34,039
Amortization of goodwill and intangibles	—	—	—	38,697	41,395
In-process research and development	—	4,284	—	—	34,910
Settlement of intellectual property matter	—	2,250	—	—	—

Total operating expenses	159,722	167,827	164,290	237,147	295,393

Operating loss	(19,724)	(35,209)	(11,661)	(86,046)	(146,117)
Interest income	2,487	2,851	4,732	9,116	14,894
Interest expense	(98)	(205)	(674)	(553)	(503)
Other income (expense)	(124)	(461)	18	(26)	112
Impairment of equity investments in private companies	(1,057)	—	(1,000)	(5,200)	—

Loss before income taxes	(18,516)	(33,024)	(8,585)	(82,709)	(131,614)
Provision for income taxes	235	—	—	—	—

Net loss	(18,751)	(33,024)	(8,585)	(82,709)	(131,614)
Basic and diluted net loss per share	$(0.35)	$(0.63)	$(0.17)	$(1.67)	$(2.81)

Shares used in computing basic and diluted net loss per common share	53,103	52,137	51,282	49,493	46,860

	March 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term marketable securities available for sale	$150,054	$155,947	$201,626	$211,842	$206,389
Working capital	108,340	93,692	149,424	178,909	190,722
Total assets	275,344	283,650	304,436	324,063	375,288
Long-term liabilities	9,884	7,439	7,267	21,653	25,409
Total stockholders’ equity	184,532	197,137	218,559	215,544	265,609

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
Background
      webMethods is a leading provider of business integration and optimization software. Our solutions enable organizations to deliver strategic applications to the business faster while allowing them to understand what is happening with their business in real-time and to predict what can be expected to happen. webMethods calls this Business Process Productivity. We use the term “Business Process Productivity” to describe the desire of organizations to increase the efficiency of their activities, improve the ability of the enterprise to adapt to changing market conditions, and create competitive advantage through a focus on the business processes that run their organizations. We believe that our primary offering, the webMethods Fabric product suite, is the only business integration and optimization suite on the market developed specifically to address the diverse and comprehensive requirements to achieve business process productivity.
      webMethods Fabric gives customers the ability to integrate, assemble, and optimize their mission critical business processes. webMethods Fabric does this by helping organizations link their enterprise software applications and databases, connect electronically with their trading partners, automate and optimize the business processes that span these systems and interfaces, and implement software applications that provide people with the information and capabilities necessary to run the business more effectively. Customer benefits include:

•	eliminating significant costs from the organization’s information technology environment,

•	automating and streamlining interactions with their customers and suppliers,

•	becoming more competitive by capturing more market share in terms of increased revenue from new and existing customers,

•	gaining more timely access to information to make better decisions about the business, and

•	allowing staff to focus their attention on higher value business activities.
      webMethods Fabric builds upon our history as a leader and innovator in the business integration market. Introduced in October 2004, the webMethods Fabric product suite unifies the enterprise application integration and business-to-business capabilities for which webMethods is widely known, with our existing Business Process Management and workflow functionality and the Business Activity Monitoring, portal, and Web services technologies we acquired in October 2003. We believe that by integrating these particular capabilities into a single product suite, taking advantage of synergies between different elements of the solution, and merging the products to provide a seamless user experience, we have created a unique offering in the marketplace. By combining best-of-breed capabilities into one platform, we offer customers the ability to lower their total cost of ownership and to streamline the overall implementation process relative to using different stand-alone software products.
      webMethods Fabric is based on a Service-Oriented Architecture (SOA) foundation. SOA enables organizations to extend the value of their existing IT assets, transforming them into reusable components that can be applied to new business needs. Customers who want “true SOA” need the infrastructure software to provide an integrated approach to the creation, organization, management, and security of Web services. webMethods Fabric incorporates an integrated registry and management, as well as security, for Web services. Our approach offers an alternative to custom software development, helping our customers deliver software applications to the business faster and with less risk, while real-time monitoring and patent-pending analytics gives organizations the insight necessary for achieving continuous process improvements in their business.
      In addition to our webMethods Fabric product suite, we have a strategy to combine our software capabilities, professional services, strategic partnerships, and domain expertise into well-defined solutions that address specific horizontal and vertical industry problems. Our first planned solutions are in the areas of payment and lending processing in the financial services industry, integration in the retail industry and regulatory compliance requirements impacting many organizations.
      We market and sell our products and solutions primarily to the largest 2,000 corporations worldwide (the “Global 2000”) and major government agencies. In our fiscal year ended March 31, 2005, we added approximately 145 new customers, with no single customer accounting for more than 10% of our revenue in any quarter of that fiscal year. As of March 31, 2005, we had approximately 1,300 customers around the world, distributed across our target verticals in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
Restatements
      On February 3, 2005, we issued a press release and thereafter filed a Form 8-K announcing that we were restating our financial statements for our fiscal year ended March 31, 2004, as well as quarterly financial statements for each of the three interim quarterly reports in that fiscal year and for the three months ended June 30, 2004. That announcement related primarily to the recently completed independent investigation conducted by the Audit Committee of our Board of Directors into certain transactions of our Japanese subsidiary.
      As a result of the investigation, our Audit Committee concluded that improper activities of certain employees of our Japanese subsidiary caused us to misstate revenue and expenses for the year ended March 31, 2004 and certain quarters therein and the three months ended June 30, 2004, as well as misstate accounts receivable, deferred revenue, debt and certain other items attributable to the operations of our Japanese subsidiary. Our Audit Committee’s investigation found that the improper activities included, among other things, engaging in improper licensing and professional services transactions and misrepresenting the transactions to our management; causing our Japanese subsidiary to engage in undisclosed and unauthorized borrowings; failing to record expenses and recording improper expenses; and creating false documents in support of improper transactions. Our Audit Committee also determined that those employees of our Japanese subsidiary acted to conceal their improper activities from our management.
      The adjustments to the our financial statements in the restatements fell into five general categories: (i) adjustments to license, professional services and maintenance revenue relating to improper activities of certain employees of our Japanese subsidiary; (ii) adjustments to deferred revenue with respect to certain of those revenue items that should have been deferred and recognized as revenue in subsequent periods; (iii) adjustments to properly record expenses of our Japanese subsidiary in the appropriate period; (iv) adjustments to debt (excluding the reclassification of interest expense, which was nominal) and accounts receivable as a result of certain unauthorized borrowings by our Japanese subsidiary that were improperly recorded by it as collections of receivables; and (v) elimination of a provision for tax expense based upon estimates of the taxable income of our Japanese subsidiary.
      As a result of the foregoing, our consolidated financial statements for the year ended March 31, 2004 and certain quarters therein and for the three months ended June 30, 2004 and the related consolidated balance sheets as of those dates were restated in February 2005 from amounts previously reported. Consequently, the effects of the restatements have been reflected in our consolidated financial statements appearing in this Form 10-K, in “Selected Financial Data” and in the following portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates, on an ongoing basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ for these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
      We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). See Note 2 of the Notes to Consolidated Financial Statements of webMethods, Inc. included elsewhere in this report for a more comprehensive discussion of our revenue recognition policies. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue.
      Policies related to revenue recognition require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. These sources may publish new authoritative guidance which might impact current revenue recognition policies. We continue to evaluate our revenue recognition policies as new authoritative interpretations and guidance are published, and where appropriate, may modify our revenue recognition policies. Application of our revenue recognition policy requires a review of our license and professional services agreements with customers and may require management to exercise judgment in evaluating whether delivery has occurred, payments are fixed or determinable, collection is probable, and where applicable, if vendor-specific objective evidence of fair value exists for undelivered elements of the contract. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.
Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, customers specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2005 and 2004, the allowance for doubtful accounts was $1.9 million and $2.1 million respectively.
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
Goodwill and Intangible Assets
      We record goodwill and intangible assets when we acquire other businesses. The allocation of acquisition cost to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued during fiscal year 2002 and adopted by us on April 1, 2002, eliminated the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized under SFAS 142, but are periodically tested for impairment. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. Accordingly on an annual basis we perform the impairment assessment required under SFAS 142 at the enterprise level. We have used the Company’s total market capitalization to assess the fair value of the enterprise. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be substantial.
Acquired In-process Research and Development
      Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 12 of the Notes to Consolidated Financial Statements of webMethods, Inc. included elsewhere in this report).
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
Accounting for Income Taxes
      Although we believe that our future taxable income may be sufficient to utilize a substantial amount of the benefits of our net operating loss carryforwards and to realize our deferred tax assets, we have recorded a valuation allowance to completely offset the carrying value of the deferred tax assets as we have concluded that the realization of the deferred tax assets does not meet the “more likely than not” criterion. If we should determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
Restructuring and Related Charges
      We have recorded restructuring and related charges to align our cost structure with changing market conditions. These restructuring and related charges consist of headcount reductions, consolidation and relocation of facilities and related impairment of fixed assets. Excess facility costs related to the consolidation and relocation of facilities are based on our contractual obligations, net of estimated sublease income based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.
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

RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for each of the past three fiscal years (all percentages are calculated using the underlying data in thousands):

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2005	Change	2004	Change	2003

	($ in thousands)
Total revenue	200,601	5.8%	189,541	(3.7)%	196,754
Gross profit	139,998	5.6%	132,618	(13.1)%	152,629
% of total revenue	69.8%		70.0%		77.6%
Total operating expenses	159,722	(4.8)%	167,827	2.2%	164,290
% of total revenue	79.6%		88.5%		83.5%
Operating loss	(19,724)	(44.0)%	(35,209)	202.0%	(11,661)
% of total revenue	(9.8)%		(18.6)%		(5.9)%
Net loss	(18,751)	(43.2)%	(33,024)	284.7%	(8,585)
% of total revenue	(9.3)%		(17.4)%		(4.4)%
      During fiscal year 2005, our total revenue increased to $200.6 million from $189.5 million in fiscal year 2004. The increase in total revenue was due to increases in professional services and maintenance revenue, partially offset by a decrease in our license revenue. The decrease in license revenue was due in part to a significant decrease in license revenue in the first fiscal quarter of 2005 as many enterprises unexpectedly became more cautious in their enterprise software spending. The decrease in license revenue can also be attributed in part to lower license revenue in Japan due to the disruption caused by the internal investigation and related management changes. During fiscal year 2004, our total revenue decreased approximately $7.2 million to $189.5 million from $196.8 million in fiscal year 2003 as a result of a decrease in license revenue, which was partially offset by increases in professional services and maintenance revenue. Our fiscal year 2004 license revenue was negatively impacted by lower-than-anticipated Americas license revenue.
      In fiscal year 2005, total revenue included a $5.5 million positive foreign currency impact from certain international markets, which was partially offset by a $4.3 million negative foreign currency impact on total cost of revenue and operating expenses, resulting in a positive impact of $1.2 million to operating loss in fiscal year 2005. In fiscal year 2004, total revenue included an $8.8 million positive foreign currency impact from certain international markets, which was partially offset by a $7.5 million negative foreign currency impact on total cost of revenue and operating expenses, resulting in a positive impact of $1.3 million to operating loss in fiscal year 2004.
      Our net loss decreased to $18.8 million in fiscal year 2005 from $33.0 million in fiscal year 2004 due primarily to an increase in total revenue and a decrease in sales and marketing expenses and other operating expenses. Our net loss increased to $33.0 million in fiscal year 2004 from $8.6 million in fiscal year 2003 due, primarily, to a decrease in license revenue, an increase in professional services costs, the addition of in-process research and development and intangibles amortization related to the acquisitions in October 2003 and the settlement of an intellectual property matter in March 2004.

Revenue
      The following table summarizes webMethods’ revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2005	Change	2004	Change	2003

	($ in thousands)
License	$86,800	(6.4)%	$92,740	(20.8)%	$117,066
Professional services	49,218	12.8%	43,634	30.7%	33,378
Maintenance	64,583	21.5%	53,167	14.8%	46,310

Total revenue	$200,601	5.8%	$189,541	(3.7)%	$196,754

      The following table summarizes webMethods’ revenue by geographic region for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2005	Change	2004	Change	2003

	($ in thousands)
Americas	$119,610	4.5%	$114,507	(14.4)%	$133,756
EMEA	50,599	12.5%	44,965	23.7%	36,351
Japan	15,157	(2.0)%	15,472	1.3%	15,274
Asia Pacific	15,235	4.4%	14,597	28.3%	11,373

Total revenue	$200,601	5.8%	$189,541	(3.7)%	$196,754

      Our total revenue increased by $11.1 million, or 6%, in fiscal year 2005 from fiscal year 2004, and decreased by $7.2 million or 4%, in fiscal year 2004 from fiscal year 2003. License revenue decreased by $5.9 million or 6% in fiscal year 2005 from fiscal year 2004. Our ability to maintain our license revenue, a major component of revenue, continued to be impacted by the economic downturn and uncertainty in information technology spending, particularly in the first quarter of fiscal year 2005 as many enterprises unexpectedly became more cautious in their enterprise software spending. In addition, our license revenue was also impacted by our internal investigation of our Japanese subsidiary, which caused disruption in the business and related sales cycles in our third fiscal quarter and, to a lesser extent, in our fourth fiscal quarter. License revenue for fiscal year 2004 was similarly impacted by the spending environment, as well as the impact of our quota bearing sales representatives in the Americas being down approximately 10% at the beginning of fiscal year 2004 and lower-than-anticipated license revenue in the Americas, particularly in the first half of fiscal year 2004. License revenue included a positive foreign currency impact of $2.8 million and $4.8 million in fiscal years 2005 and 2004, respectively, from certain international markets.
      Professional services revenue increased by $5.6 million, or 13%, to $49.2 million, for fiscal year 2005 compared to $43.6 million for fiscal year 2004. This increase was primarily due to an increase in the volume and size of customer engagements and to a lesser extent, a $1.1 million positive foreign currency impact. In fiscal year 2004, professional services revenue increased 31%, to $43.6 million, from $33.4 million in fiscal year 2003. This increase was primarily due to an increase in the volume and/or size of customer engagements, the increased use of subcontractors and, to a lesser extent, a $1.9 million positive foreign currency impact.
      Maintenance revenue increased by $11.4 million, or 22%, from $53.2 million to $64.6 million in fiscal year 2005, and $6.9 million, or 15%, from $46.3 million to $53.2 million in fiscal year 2004. This increase is due primarily to the increase in customers licensing our software and the cumulative effect of agreements for post-contract maintenance and support, which is recognized as revenue ratably over the term of the contract. Additionally, more customers have moved to our 24x7 support plans given the mission critical nature of their projects involving our software. Furthermore, the increase in maintenance revenue was partially due to a positive foreign currency impact of $1.6 million in fiscal year 2005 and $2.1 million in fiscal year 2004.
      In fiscal year 2005, revenue from the Americas increased by $5.1 million, or 4.5%, from $114.5 million to $119.6 million due to increases in professional services and maintenance revenue, which was partially offset by a decrease in license revenue. Total revenue from EMEA, Asia Pacific and Japan (“international revenue”) increased $6.0 million to $81.0 million in fiscal year 2005, and included a $5.5 million positive foreign currency impact. International revenue accounted for 40% of our total revenue in fiscal year 2005 as compared to 40% and 32% in 2004 and 2003, respectively.
Gross margin
      The following table summarizes our gross margin by type of revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	March 31,	March 31,
	2005	2004	2003

License	96%	96%	98%
Professional services and maintenance	50%	45%	47%
Total revenue	70%	70%	78%
      Our total gross margin was 70% in fiscal year 2005 as compared to 70% in fiscal year 2004 and 78% in fiscal year 2003. The decrease in fiscal year 2004 was primarily due to a decrease in license revenue as a percent of total revenue, an increase in the total cost of professional services and maintenance as compared to fiscal year 2003 and an increase in cost of revenue due to amortization of intangibles of $1.2 million related to the October 2003 acquisitions.
      Our cost of license revenue consists of royalties for products embedded in our software licensed from third parties. In addition, we acquired certain technology in fiscal year 2004 that resulted in amortization of intangibles in the amount of $2.4 million in fiscal year 2005 and $1.2 million in fiscal 2004, which is included in our license margin. The increase in amortization in fiscal year 2005 is due to the full year effect of such amortization.
      Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross margin on maintenance and services, excluding stock based compensation, was 50%, 45% and 47% in fiscal years 2005, 2004 and 2003, respectively. Our gross margin in fiscal year 2005 was positively impacted by a reduction in our use of subcontractors as well as certain nonbillable activities. Our gross profit in fiscal year 2004 was negatively impacted by an increase in subcontractor activity and nonbillable travel, training and other activities, as well as an effective decrease in average billing rates.

Operating expenses
      The following table presents certain information regarding webMethods’ operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2005	Change	2004	Change	2003

	($ in thousands)
Operating Expenses:
Sales and marketing*	$81,668	(10.9)%	$91,664	(1.4)%	$92,958
% of total revenue	40.7%		48.4%		47.2%
Research and development*	44,518	(1.2)%	45,045	(5.1)%	47,441
% of total revenue	22.2%		23.8%		24.1%
General and administrative*	25,042	40.1%	17,873	0.2%	17,831
% of total revenue	12.5%		9.4%		9.1%
Stock based compensation and warrant charge**	2,645	(5.2)%	2,791	(28.5)%	3,905
% of total revenue	1.3%		1.5%		2.0%
Restructuring and related charges	5,849	49.2%	3,920	81.9%	2,155
% of total revenue	2.9%		2.1%		1.1%
In-process research and development	—	(100.0)%	4,284	100.0%	—
% of total revenue	0.0%		2.3%		0.0%
Settlement of intellectual property matter	—	(100.0)%	2,250	100.0%	—
% of total revenue	0.0%		1.2%		0.0%
Operating expense	$159,722	(4.8)%	$167,827	2.2%	$164,290
% of total revenue	79.6%		88.5%		83.5%

*	Excludes stock based compensation and warrant charge if applicable.

**	Includes stock based compensation that would be included in sales and marketing, research and development and general and administrative expense and warrant charge that would be included in sales and marketing expense.
      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to our sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred stock compensation and deferred warrant charge, restructuring and related charges, amortization of goodwill and intangibles, settlement of intellectual property matter and in-process research and development.
      Operating expenses, excluding stock based compensation and warrant charge, and restructuring and related charges, totaled $151.2 million in fiscal year 2005, as compared to $154.6 million in fiscal year 2004. The 2% decrease in those operating expenses in fiscal year 2005 was primarily due to our continued focus on expense management despite a $3.0 million negative foreign currency impact and more than $2.5 million in costs related to our internal investigation of our Japanese subsidiary and related costs.
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

      Sales and marketing expense, excluding stock based compensation and warrant charge, was 41%, 48% and 47% of total revenue in fiscal years 2005, 2004 and 2003, respectively. In fiscal year 2005, sales and marketing expense, excluding stock based compensation and warrant charge, decreased to $81.7 million from $91.7 million in fiscal year 2004. This decrease was primarily due to a decrease in personnel costs and the associated allocated overhead costs, as well as decreases in travel expenses, marketing program costs and commission expense. These decreases were offset by a $2.6 million increase in expenses due to the foreign currency impact in fiscal year 2005. In fiscal year 2004, sales and marketing expense, excluding stock based compensation and warrant charge, decreased to $91.7 million from $93.0 million in fiscal year 2003. This decrease was primarily due to a decrease in personnel costs, commission expense, travel expense and sales assistance fees paid to partners offset by increases in marketing program costs, professional services and recruiting expenses. In addition, these decreases were further offset by a $4.7 million increase in expenses due to the foreign currency impact.
      Research and development expense, excluding stock based compensation, was 22%, 24% and 24% of total revenue in fiscal years 2005, 2004 and 2003, respectively. In fiscal year 2005, research and development expense, excluding stock based compensation, was relatively flat as compared to fiscal year 2004. In fiscal year 2004, research and development expense, excluding stock based compensation, decreased $2.4 million primarily due to continued reduction in the use of outside contractors and reduced personnel costs offset by an increase in recruiting costs.
      General and administrative expense, excluding stock based compensation, as a percentage of total revenue, was 12.5%, 9% and 9% for fiscal years 2005, 2004 and 2003, respectively. In fiscal year 2005, general and administrative expenses, excluding stock based compensation, increased $7.2 million from fiscal year 2004 to $25 million in fiscal year 2005 due primarily to costs associated with our internal investigation of our Japanese subsidiary as well as costs associated with Sarbanes Oxley compliance and, to a lesser extent, an increase in personnel related costs. In fiscal year 2004, general and administrative expense, excluding stock based compensation, increased $42,000 from fiscal year 2003 to $17.9 million.
      Stock based compensation and warrant charge was $2.6 million, $2.8 million and $4.2 million in fiscal years 2005, 2004 and 2003, respectively, of which $56,000, and $251,000 was included in cost of sales in fiscal years 2004 and 2003 respectively. Deferred stock based compensation and warrant charge was recorded for the following transactions:
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
      (iv) In March 2001, we entered into an OEM/ Reseller agreement with i2 Technologies (“i2”) and issued a warrant which, as amended, permits i2 to purchase 710,000 shares of our common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance, which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay us Original Equipment Manufacturer (“OEM”) fees of $10.0 million over the term of the OEM/ Reseller agreement, which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue. In March 2004, we amended our OEM/ Reseller agreement with i2. We extended the term of the agreement by one year to March 2006 and also reduced the number of required webMethods on-site resources from 10 to 1, which resulted in a corresponding reduction of $1.3 million in OEM fees due under the agreement. Due to this change in the agreement, the amortization of the remaining unamortized deferred warrant charge has been changed from 4 years to 5 years to coincide with the new payment schedule, resulting in a decrease in the annual amortization of $757,000 from $3,402,000 to $2,645,000. Additionally, we made changes relating to the sharing of revenue related to maintenance.
      The deferred stock compensation and warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.
      We have recorded restructuring and related charges to align our cost structure with changing market conditions. During fiscal year 2005, we recorded restructuring and related charges of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of our headquarters. The estimated excess facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact the operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. During fiscal year 2004, we recorded restructuring and related charges of $3.9 million consisting of $2.2 million for headcount reductions and $1.7 million for consolidation of facilities and related impairment of fixed assets. The excess facility costs were based on our contractual obligations, net of sublease income. During fiscal year 2003, we recorded restructuring and related charges of $2.2 million for headcount reductions.
      We incurred an in-process research and development charge of $4.3 million for fiscal year 2004. There was no in-process research and development charge for fiscal years 2005 and 2003. The $4.3 million charge during fiscal year 2004 consists of: (i) a one-time charge of $3.1 million recorded in connection with the acquisition and write-off of The Dante Group technology and (ii) a one-time charge of $1.2 million recorded in connection with the acquisition and write-off of The Mind Electric technology. We also incurred a $2.3 million charge in fiscal year 2004 related to the settlement of an intellectual property matter.
Interest income
      Interest income decreased by $364,000 or 13% to $2.5 million for fiscal year 2005 from $2.9 million for fiscal year 2004 due primarily to the lower average balances of cash and marketable securities during fiscal year 2005 as compared to fiscal year 2004 given the use of cash in connection with the October 2003 acquisitions. For fiscal year 2004, interest income decreased by approximately $1.9 million or 40% to $2.9 million from $4.7 million for fiscal year 2003. This decrease was primarily attributable to lower interest rates on corporate paper, bonds and money market funds compared to those in the same period in the prior year.
Interest expense
      Interest expense is primarily due to equipment leasing arrangements in the Americas. During fiscal year 2005, interest expense decreased to $98,000, as compared to $205,000 for fiscal year 2004 and $674,000 for fiscal year 2003. The decreases in fiscal year 2004 and 2005 are due to the completion of previously established leases and lower rates on leases initiated during fiscal 2004.
Other income (expense), net
      Other expense, net, was $124,000 for fiscal year 2005 as compared to $461,000 in fiscal year 2004 and other income of $18,000 in fiscal 2003. These amounts relate primarily to losses and gains on foreign currency transactions and are primarily due to U.S. Dollar or other non-functional currency based contracts in EMEA and Asia Pacific and, to a lesser extent in fiscal year 2004, to U.S. Dollar cash accounts held by operating subsidiaries in EMEA and Japan.

Impairment of equity investment in private companies
      We recognized an other-than-temporary decline in value of $1.0 million in private company investments in each of fiscal years 2003 and 2005.
Income taxes
      During fiscal year 2005, our foreign subsidiaries incurred tax expense of $235,000 that we could not offset by utilizing those subsidiaries’ net operating losses generated in prior years.
      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.
      As of March 31, 2005, we had net operating loss carry-forwards of approximately $230 million. These net operating loss carry-forwards are available to reduce future taxable income and begin to expire in fiscal year 2007. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership have limited the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income.
Quarterly results of operations
      The following tables set forth consolidated statement of operations data for each of the eight quarters ended March 31, 2005, as well as that data expressed as a percentage of the total revenue for the quarters presented. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of such information. You should read this information in conjunction with our annual audited consolidated financial statements and related notes appearing elsewhere in this report. Historical results may not be indicative of future results.

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2004	2004	2004	2004	2003	2003	2003

	(In thousands)
Revenue:
License	$22,190	$25,953	$23,851	$14,806	$25,679	$25,037	$20,850	$21,174
Professional services	12,763	11,854	12,077	12,524	13,091	11,210	10,460	8,873
Maintenance	17,982	17,156	14,838	14,607	14,066	13,785	12,766	12,550

Total revenue	52,935	54,963	50,766	41,937	52,836	50,032	44,076	42,597

Cost of revenue:
Amortization of intangibles	600	599	599	599	600	599	—	—
License	135	252	245	620	588	601	555	467
Professional services and maintenance:
Stock based compensation	—	—	—	—	—	12	22	22
Other professional services and maintenance	14,637	13,764	14,280	14,273	15,781	13,614	12,403	11,659

Total cost of revenue	15,372	14,615	15,124	15,492	16,969	14,826	12,980	12,148

Gross profit	37,563	40,348	35,642	26,445	35,867	35,206	31,096	30,449

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2004	2004	2004	2004	2003	2003	2003

	(In thousands)
Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	662	661	661	661	663	689	721	696
Other sales and marketing	18,525	22,103	19,926	21,114	23,130	24,617	21,467	22,450
Research and development:
Stock based compensation	—	—	—	—	—	5	10	—
Other research and development	11,771	10,877	10,820	11,050	11,542	11,446	10,857	11,200
General and administrative:
Stock based compensation	—	—	—	—	—	1	3	3
Other general and administrative	8,008	7,093	4,868	5,073	4,593	4,333	4,524	4,423
Restructuring and related charges	3,093	—	2,756	—	2,605	1,315	—	—
In-process research and development	—	—	—	—	—	4,284	—	—
Settlement of intellectual property matter	—	—	—	—	2,250	—	—	—

Total operating expenses	42,059	40,734	39,031	37,898	44,783	46,690	37,582	38,772

Operating loss	(4,496)	(386)	(3,389)	(11,453)	(8,916)	(11,484)	(6,486)	(8,323)
Interest income	787	615	532	553	575	549	721	1,007
Interest expense	(15)	(28)	(29)	(27)	(42)	(56)	(17)	(89)
Other (expense)/income	(92)	(27)	(116)	112	(290)	(196)	(5)	28
Impairment of equity investments in private companies	—	—	(1,057)	—	—	—	—	—

Net (loss)/income before taxes	(3,816)	174	(4,059)	(10,815)	(8,673)	(11,187)	(5,787)	(7,377)

Provision for income taxes	40	126	65	4

Net (loss)/income	$(3,856)	$48	$(4,124)	$(10,819)	$(8,673)	$(11,187)	$(5,787)	$(7,377)

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2004	2004	2004	2004	2003	2003	2003

	(In thousands)
Revenue:
License	41.9%	47.2%	47.0%	35.3%	48.6%	50.0%	47.3%	49.7%
Professional services	24.1	21.6	23.8	29.9	24.8	22.4	23.7	20.8
Maintenance	34.0	31.2	29.2	34.8	26.6	27.6	29.0	29.5

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Amortization of intangibles	1.1	1.1	1.2	1.4	1.1	1.2	—	—
License	0.3	0.5	0.5	1.5	1.1	1.2	1.3	1.1
Professional services and maintenance:
Stock based compensation	—	—	—	—	—	—	0.1	0.1
Other professional services and maintenance	27.6	25.0	28.1	34.0	29.9	27.2	28.0	27.3

Total cost of revenue	29.0	26.6	29.8	36.9	32.1	29.6	29.4	28.5

Gross profit	71.0	73.4	70.2	63.1	67.9	70.4	70.6	71.5

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2005	2004	2004	2004	2004	2003	2003	2003

	(In thousands)
Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	1.3	1.2	1.3	1.6	1.3	1.4	1.6	1.6
Other sales and marketing	35.0	40.2	39.3	50.3	43.8	49.2	48.7	52.7
Research and development:
Stock based compensation	—	—	—	—	—	—	—	—
Other research and development	22.2	19.8	21.3	26.4	21.8	22.9	24.7	26.3
General and administrative:
Stock based compensation	—	—	—	—	—	—	—	—
Other general and administrative	15.1	12.9	9.6	12.1	8.7	8.7	10.3	10.4
Restructuring and related charges	5.9	—	5.4	—	4.9	2.6	—	—
In-process research and development	—	—	—	—	—	8.6	—	—
Settlement of intellectual property matter	—	—	—	—	4.3	—	—	—

Total operating expenses	79.5	74.1	76.9	90.4	84.8	93.4	85.3	91.0

Operating loss	(8.5)	(0.7)	(6.7)	(27.3)	(16.9)	(23.0)	(14.7)	(19.5)
Interest income	1.5	1.1	1.1	1.3	1.1	1.1	1.6	2.3
Interest expense	(—)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	—	(0.2)
Other (expense)/income	(0.2)	—	(0.2)	0.3	(0.5)	(0.4)	—	0.1
Impairment of equity investments in private companies	—	—	(2.1)	—	—	—	—	—

Net (loss)/income before taxes	(7.2)	0.3	(8.0)	(25.8)	(16.4)	(22.4)	(13.1)	(17.3)
Provision for income taxes	0.1	0.2	0.1	0.0	—	—	—	—

Net (loss)/income	(7.3)%	0.1%	(8.1)%	(25.8)%	(16.4)%	(22.4)%	(13.1)%	(17.3)%

LIQUIDITY AND CAPITAL RESOURCES
      As of March 31, 2005 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $150.1 million as compared to $155.9 million as of March 31, 2004 and $201.6 million as of March 31, 2003. The decrease in fiscal year 2004 was due in part to the use of $32.4 million of net cash in the acquisitions of two businesses and the purchase of technology in October 2003, as previously discussed.
      Working capital as of March 31, 2005 improved to $108.3 million, as compared $93.7 million as of March 31, 2004, due primarily due to the reinvestment of certain marketable securities which were previously long term in nature but have now been reinvested for shorter terms.
      Net cash provided by operating activities was $2.4 million in fiscal year 2005, resulting from a net loss of $18.8 million, offset by $12.5 million of non-cash charges and $8.7 million of net changes in assets and liabilities (net of acquisitions). The net changes in assets and liabilities included a $7.0 increase in deferred revenue and a $3.1 million increase in deferred rent related primarily to landlord leasehold improvement allowances received in connection with our new headquarters facility lease. Net cash used in operating activities was $20.0 million in fiscal year 2004, resulting from a net loss of $33.0 million and $4.0 million of net changes in assets and liabilities (net of acquisitions), partially offset by non-cash charges of $17.0 million. The net changes in assets and liabilities included a $6.7 million decrease in deferred revenue, and the non-cash charges included $4.3 million in write-offs of in-process research and development. Net cash used in operating activities was $12.8 million in fiscal year 2003, resulting from a net loss of $8.6 million and $19.8 million of net changes in assets and liabilities (net of acquisitions), partially offset by $15.6 million of non-cash charges.
      Net cash used in investing activities was $21.2 million in fiscal year 2005 as compared to net cash provided by investing activities of $7.1 million in fiscal year 2004 and net cash used in investing activities of $11.7 million in fiscal year 2003. Cash used in investing activities in fiscal year 2005 and 2003 primarily reflects purchases of property and equipment and net purchases of marketable securities. Cash provided by investing activities in fiscal year 2004 primarily reflects net sales of marketable securities offset by $32.4 million in cash used for the acquisition of businesses and technology and $2.7 million in capital expenditures. Capital expenditures were $8.4 million, $2.7 million, and $3.0 million in fiscal years 2005, 2004 and 2003, respectively. The increase in capital expenditures in fiscal year 2005 was due in part to the increase in leasehold improvements related to our new headquarters facility. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since our inception, we have generally funded capital expenditures through the use of capital leases and working capital.
      Net cash provided by financing activities was $55,000, $5.6 million and $4.4 million in fiscal years 2005, 2004 and 2003, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options, net cash proceeds from Employee Stock Purchase Plan (“ESPP”) common stock issuances and net cash proceeds from short-term borrowings by our Japanese subsidiary, offset by payments on capital leases and short-term borrowings. Net cash proceeds from exercises of stock options were $1.0 million, $3.0 million and $2.6 million in fiscal years 2005, 2004 and 2003, respectively. Net cash proceeds from ESPP common stock issuances were $2.0 million, $2.5 million and $3.0 million in fiscal years 2005, 2004 and 2003, respectively. Net cash proceeds from short-term borrowings by our Japanese subsidiary were $3.5 million and $5.9 million in fiscal years 2005 and 2004, respectively. Payments on short-term borrowings by our Japanese subsidiary were $6.1 million and $3.6 million in fiscal years 2005 and 2004, respectively. As of March 31, 2005 and 2004, our Japanese subsidiary had, respectively, $0 and $2.6 million in short-term borrowings outstanding. Payments on capital leases were $0.9 million, $3.3 million and $4.9 million in fiscal years 2005, 2004 and 2003, respectively.
      As of March 31, 2005 we had a line of credit to borrow up to a maximum principal amount of $20,000,000 with a maturity date of April 30, 2005, which was subsequently extended to June 30, 2005. Any borrowings under the line of credit will bear interest at the bank’s prime rate per annum and are limited to 80% of eligible accounts receivable. As of March 31, 2005 there were no borrowings outstanding. In connection with the line of credit, we have letters of credit totaling approximately $2.6 million related to office leases. We expect to renew the line of credit by June 30, 2005.
      We believe that our existing working capital and our line of credit will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. However, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.
      The following table summarizes our significant contractual obligations at March 31, 2005, which are comprised of capital and operating leases. These obligations are expected to have the following effects on our liquidity and cash flows in future periods:

	Operating	Capital

	(In thousands)
Years ending March 31, 2006	$11,431	$502
2007	10,124	143
2008	6,535	—
2009	3,043	—
2010	2,741	—
Thereafter	16,372	—

	$50,246	$645

Less amounts representing interest		(31)

		614
Less current portion		(475)

Capital lease obligation, net of current portion		$139

      We are not a party to any agreements with, or commitments to, any special-purpose entities that would constitute off-balance sheet financing.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In May 2005 the Financial Accounting Standards Board issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.
      In December 2004 the FASB issued revised SFAS 123R, “Share-Based Payment,” which sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. We currently provide pro forma disclosure of the effect on net income or loss and earnings or loss per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under SFAS 123R, such pro forma disclosure will no longer be an alternative to financial statement recognition. SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective April 1, 2006 and recognize the cost of all share-based payments to employees, including stock option grants, in the income statement based on their fair values. We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS 123R will have a material effect on our results of operations.
      In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.
      In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”). FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, we do not expect that these provisions will have a material impact on our consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
      Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2005, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.
      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, Canada, China, France, Germany, Hong Kong, India, Japan, the Netherlands, Malaysia, Singapore, South Korea and the United Kingdom. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of the euro, Great Britain pound, Singapore dollar, Australian dollar, Malaysian ringgit, South Korean won, Canadian dollar, Chinese yuan, Indian rupee or Japanese yen against the U.S. dollar. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.
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
      The consolidated financial statements of webMethods are submitted on pages F-1 through F-29 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
      None.

Item 9A.	CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
      In designing our system of disclosure controls and procedures, our management recognizes that our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, in designing our system of disclosure controls and procedures, our management is required to apply its judgment in considering the cost-benefit relationship of possible controls and procedures.

      Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-K. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of March 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.
      Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, which is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As of March 31, 2005, our management assessed the effectiveness of our internal control over financial reporting in accordance with Exchange Act Rule 13a-15. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment using those criteria, our management concluded that, as of March 31, 2005, our internal control over financial reporting was effective. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-1 of this Form 10-K.
      Changes in Internal Control Over Financial Reporting. In November 2004, the Audit Committee of webMethods’ Board of Directors commenced an independent investigation concerning allegations with respect to our Japanese subsidiary. As a result of that investigation, we identified a material weakness in our internal control over financial reporting with respect to our Japanese subsidiary relating to the ineffectiveness of the procedures relating to our Japanese subsidiary for timely detection, deterrence and mitigation of wrongdoing and improper activities that led to the restatement of certain of our financial statements. That material weakness was identified in connection with an investigation by the Audit Committee of webMethods’ Board of Directors concerning alleged improper activities of certain employees of our Japanese subsidiary that caused webMethods to misstate revenue and expenses for the year ended March 31, 2004, certain quarters therein and the three months ended June 30, 2004, and resulted in restatement of our financial statements for those periods.

      To remediate the previously identified material weakness and to reduce the risks of recurrence of such material weakness in future periods, we implemented various steps to strengthen our internal control over financial reporting with respect to our Japanese subsidiary, including the following:

•	We placed the employees of our Japanese subsidiary who were principally involved in the improper activities on a special status under Japanese labor law under which they had no further access to the offices or e-mail system of our Japanese subsidiary and were precluded from conducting business on behalf of the Company. We terminated the employment of those employees principally involved in the improper activities who remained employed by our Japanese subsidiary, and we pursued claims for restitution as we believed appropriate.

•	We engaged an experienced financial consulting firm in Japan to assist us in providing financial and accounting services on behalf of our Japanese subsidiary, and we subsequently replaced the Finance Director of our Japanese subsidiary.

•	We recommunicated to employees of our Japanese subsidiary, and confirmed their understanding of, our policy requiring collection and preservation of appropriate documentation that evidences an end-user’s purchase of a license to our software products in the quarter in which the revenue is recognized. We reiterated this policy to all of our senior management, sales management and finance managers.

•	We reiterated to all of our senior management, sales management and finance managers that borrowing from banks or any third party is strictly prohibited unless specifically authorized in writing by certain specified executive officers of webMethods and by the Board of Directors of the respective borrowing entity and sought verification of compliance with this policy in certifications collected from members of management of webMethods and our subsidiaries each quarter.

•	We reiterated to all of our senior management, sales management and finance managers that no employee may engage in verbal or written side agreements, including without limitation, side agreements that modify, cancel or agree to cancel any order or agreement for the license of our software products from a reseller or end-user or that modify, cancel or agree to modify or cancel any associated account receivable without complying with applicable procedures. We sought verification of compliance with this policy in certifications collected from members of management of webMethods and our subsidiaries each quarter.

•	We recruited and hired a Director, Internal Audit, who will be developing and implementing internal audit plans and procedures with respect our domestic and international operations.

•	We evaluated and are implementing more comprehensive procedures for the timely detection, deterrence, and mitigation of wrongdoing and improper activities, as well as procedures to test compliance with our revenue recognition policy and our code of business conduct.

•	We implemented organizational changes to clarify that persons responsible for finance and accounting functions concerning our Japanese subsidiary report directly to persons responsible for finance and accounting functions in our global management team and that persons responsible for the legal function concerning our Japanese subsidiary report directly to persons responsible for the legal function in our global management team.

•	We evaluated our relationships with each of our Japanese resellers, including reviewing arrangements with them to ensure that they are providing to us those materials required by our revenue recognition policy.

•	We implemented new or modified procedures under which the appropriate persons within our global management team will have greater levels of involvement in, and oversight of, international operations.

Item 9B.	OTHER INFORMATION
      Not applicable.

PART III
      The following information contained in the definitive Proxy Statement of webMethods in connection with our 2005 Annual Meeting of Stockholders is incorporated by reference into this report.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding directors of webMethods will be set forth in the definitive Proxy Statement for webMethods’ 2005 Annual Meeting of Stockholders, and is incorporated into this report by reference. Information regarding executive officers of webMethods is set forth in Item 1 of this report.
      We have adopted a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer, principal financial officer and principal accounting officer), which we refer to as the webMethods, Inc. Code of Ethics. Our Code of Ethics is available on our website at http://www.webMethods.com.

Item 11.	EXECUTIVE COMPENSATION
      Information regarding executive compensation will be set forth in the definitive Proxy Statement for webMethods’ 2005 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information regarding security ownership of certain beneficial owners and management will be set forth in the definitive Proxy Statement for webMethods’ 2005 Annual Meeting of Stockholders, and is incorporated into this report by reference.
      The following table provides information concerning webMethods securities authorized for issuance under equity compensation plans at March 31, 2005.
Equity Compensation Plan Information

	Number of securities				Number of securities remaining
	to be issued upon		Weighted-average		available for future issuance
	exercise of		exercise price of		under equity compensation
	outstanding options,		outstanding options,		plans (excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))

	(a)		(b)		(c)
Equity compensation plans approved by security holders	17,515,400	(1)	$12.4645	(1)	3,925,827	(1)
Equity compensation plans not approved by securities holders	141,616	(2)	45.3825	(2)	—

Total	17,657,016		$12.7285		3,925,827

(1)	Excludes webMethods’ Employee Stock Purchase Plan, under which, as of March 31, 2005, a total of 5,250,000 shares of webMethods common stock have been reserved for issuance, 1,385,586 shares had been issued at an average purchase price of $10.5650 and 3,864,414 shares remained available for future issuance. Also excludes an additional 2,462,195 shares of webMethods common stock that were reserved for issuance under the webMethods, Inc. Amended and Restated Stock Option Plan as of April 1, 2005.

(2)	Consists only of shares of webMethods common stock to be issued upon the exercise of stock options issued by Active Software under its 1999 Stock Option Plan, its 1996 and 1996A Stock Option Plans and its 1999 Director Option Plan, and stock options assumed by Active Software that had been granted by the respective company under the TransLink Software, Inc. Stock Option Plan, Alier, Inc.

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
      Information regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for webMethods’ 2005 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information regarding fees billed for services rendered by webMethods’ independent registered public accounting firm and related information will be set forth in the definitive Proxy Statement for webMethods’ 2005 Annual Meeting of Stockholders, and is incorporated into this report by reference.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) Financial Statements: The following documents are filed as part of the report:

(1)	Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules and Report Thereon

Schedule II — Valuation and Qualifying Accounts	F-28
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-29
      (b) Exhibits. The following documents are filed or incorporated herein by reference.

Exhibit
Number	Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(2)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
10.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10.7(8)	Form of Stock Option Agreement for stock option grants to directors
10.8(7)	Form of notice of grant of stock option
10.9*	Deferred Compensation Plan for Directors, as amended
10.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.
14(9)	webMethods, Inc. Code of Ethics
21.1*	Subsidiaries of webMethods, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on signature page hereof)

Exhibit
Number	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer
31.3*	Rule 13a-14(a) Certification of Executive Vice President
32.1* #	Section 1350 Certification of Chief Executive Officer
32.2* #	Section 1350 Certification of Chief Accounting Officer
32.3* #	Section 1350 Certification of Executive Vice President

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

(9)	Incorporated by reference to webMethods’ definitive proxy statement dated July 29, 2003 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.
      (c) Financial Statement Schedule. The consolidated financial statement schedule required by this Item is listed under Item 15(a)(2).

Schedule	Description

II	Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are applicable, and therefore have been omitted.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, Virginia on June 13, 2005.

WEBMETHODS, INC.

By:	/s/ David Mitchell

David Mitchell
President and Chief Executive Officer
      We, the undersigned officers and directors of webMethods, Inc., hereby severally constitute and appoint David Mitchell and Mark Wabschall, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full power to them, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable webMethods, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and call requirements of the Securities and Exchange Commission.

Signature	Title	Date

/s/ David Mitchell David Mitchell	President, Chief Executive Officer and Director	June 13, 2005
/s/ Mark L. Wabschall Mark L. Wabschall	Senior Vice President, Finance and Chief Accounting Officer (principal accounting and financial officer)	June 13, 2005
/s/ Mary Dridi Mary Dridi	Executive Vice President and Treasurer	June 13, 2005
/s/ James P. Gauer James P. Gauer	Director	June 13, 2005
/s/ R. James Green R. James Green	Director	June 13, 2005
/s/ William A. Halter William A. Halter	Director	June 13, 2005
/s/ Jerry J. Jasinowski Jerry J. Jasinowski	Director	June 13, 2005
/s/ Jack L. Lewis Jack L. Lewis	Director	June 13, 2005
/s/ Vincent J. Mullarkey Vincent J. Mullarkey	Director	June 13, 2005
/s/ Gene Riechers Gene Riechers	Director	June 13, 2005
/s/ William V. Russell William V. Russell	Non-Executive Chairman of the Board and Director	June 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
webMethods, Inc.
      We have completed an integrated audit of webMethods, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of webMethods, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PRICEWATERHOUSECOOPERS LLP
McLean, Virginia
June 13, 2005

WEBMETHODS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,209	$75,462
Marketable securities available for sale	78,332	44,328
Accounts receivable, net of allowance of $1,862 and $2,103	47,326	46,741
Prepaid expenses and other current assets	6,401	6,235

Total current assets	189,268	172,766
Marketable securities available for sale	14,513	36,157
Property and equipment, net	10,342	8,106
Goodwill	46,704	46,704
Intangible assets, net	8,390	10,787
Other assets	6,127	9,130

Total assets	$275,344	$283,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,673	$10,919
Accrued expenses	16,506	17,084
Accrued salaries and commissions	12,219	11,560
Deferred revenue	43,055	36,018
Short-term borrowings	—	2,584
Current portion of capital lease obligations	475	909

Total current liabilities	80,928	79,074
Capital lease obligations, net of current portion	139	373
Other long term liabilities	3,374	1,000
Long term deferred revenue	6,371	6,066

Total liabilities	90,812	86,513

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,346,623 and 52,746,722 shares issued and outstanding	533	527
Additional paid-in capital	524,487	521,455
Deferred stock compensation and warrant charge	(2,480)	(5,625)
Accumulated deficit	(340,224)	(321,473)
Accumulated other comprehensive income	2,216	2,253

Total stockholders’ equity	184,532	197,137

Total liabilities and stockholders’ equity	$275,344	$283,650

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Revenue:
License	$86,800	$92,740	$117,066
Professional services	49,218	43,634	33,378
Maintenance	64,583	53,167	46,310

Total revenue	200,601	189,541	196,754

Cost of revenue:
Amortization of intangibles	2,397	1,199	—
License	1,252	2,211	1,937
Professional services and maintenance:
Stock based compensation	—	56	251
Other professional services and maintenance	56,954	53,457	41,937

Total cost of revenue	60,603	56,923	44,125

Gross profit	139,998	132,618	152,629

Operating expenses:
Sales and marketing:
Stock based compensation and warrant charge	2,645	2,769	3,761
Other sales and marketing costs	81,668	91,664	92,958
Research and development:
Stock based compensation	—	15	97
Other research and development costs	44,518	45,045	47,441
General and administrative:
Stock based compensation	—	7	47
Other general and administrative costs	25,042	17,873	17,831
Restructuring and other related charges	5,849	3,920	2,155
In-process research and development	—	4,284	—
Settlement of intellectual property matter	—	2,250	—

Total operating expenses	159,722	167,827	164,290

Operating loss	(19,724)	(35,209)	(11,661)
Interest income	2,487	2,851	4,732
Interest expense	(98)	(205)	(674)
Other (expense) income	(124)	(461)	18
Impairment of equity investment in private companies	(1,057)	—	(1,000)

Net loss before taxes	$(18,516)	$(33,024)	$(8,585)

Provision for income taxes	235	—	—

Net loss	$(18,751)	$(33,024)	$(8,585)

Basic and diluted net loss per share	$(0.35)	$(0.63)	$(0.17)

Shares used in computing basic and diluted net loss per common share	53,102,934	52,136,919	51,281,729

Comprehensive loss:
Net loss	$(18,751)	$(33,024)	$(8,585)
Other comprehensive income (loss):
Unrealized loss on securities available for sale	(496)	(165)	(135)
Foreign currency cumulative translation adjustment	459	2,306	750

Total comprehensive loss	$(18,788)	$(30,883)	$(7,970)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended March 31, 2003, 2004 and 2005

				Deferred		Accumulated
				Stock		Other
	Common Stock		Additional	Compensation		Comprehensive
			Paid-in	and Warrant	Accumulated	Income
	Shares	Amount	Capital	Charge	Deficit	(Loss)	Total

Balance, March 31, 2002	50,477	$505	$510,281	$(14,875)	$(279,864)	$(503)	$215,544

Stock options exercised, net	907	9	2,608	—	—	—	2,617
ESPP common stock issuances	383	4	2,957	—	—	—	2,961
Adjustment of deferred compensation related to forfeitures	—	—	(303)	303	—	—	—
Amortization of deferred warrant charge	—	—	—	3,402	—	—	3,402
Amortization of deferred stock compensation related to restricted stock	—	—	—	470	—	—	470
Compensation charge related to stock option grants to non-employees	—	—	285	—	—	—	285
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	1,250	—	—	1,250
Other comprehensive income	—	—	—	—	—	615	615
Net loss	—	—	—	—	(8,585)	—	(8,585)

Balance, March 31, 2003	51,767	$518	$515,828	$(9,450)	$(288,449)	$112	$218,559

Stock options exercised, net	620	6	3,033	—	—	—	3,039
ESPP common stock issuances	360	3	2,478	—	—	—	2,481
Adjustment of deferred compensation related to forfeitures	—	—	(48)	48	—	—	—
Amortization of deferred warrant charge	—	—	—	2,645	—	—	2,645
Amortization of deferred stock compensation related to restricted stock	—	—	—	132	—	—	132
Compensation charge related to stock option grants to non-employees	—	—	70	—	—	—	70
Compensation charge related to accelerated vesting of stock option grants issued to employees	—	—	94	—	—	—	94
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	1,000	—	—	1,000
Other comprehensive income	—	—	—	—	—	2,141	2,141
Net loss	—	—	—	—	(33,024)	—	(33,024)

Balance, March 31, 2004	52,747	$527	$521,455	$(5,625)	$(321,473)	$2,253	$197,137

Stock options exercised, net	296	3	982	—	—	—	985
ESPP common stock issuances	304	3	1,998	—	—	—	2,001
Amortization of deferred warrant charge	—	—	—	2,645	—	—	2,645
Compensation charge payable in common stock under deferred compensation plan for directors	—	—	52	—	—	—	52
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	500	—	—	500
Other comprehensive income	—	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	(18,751)	—	(18,751)

Balance, March 31, 2005	53,347	$533	$524,487	$(2,480)	$(340,224)	$2,216	$184,532

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(18,751)	$(33,024)	$(8,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,343	8,428	10,044
Provision for doubtful accounts	244	19	384
Impairment of equity investments	1,057	—	1,000
Amortization of deferred stock compensation and compensation for accelerated vesting related to employee stock options and non-employee stock warrant	2,645	2,846	4,156
Amortization of acquired intangibles	2,397	1,199	—
Write off of in-process research and development	—	4,284	—
Conversion of interest income to equity in private company investments	—	(257)	—
Non cash restructuring and related costs, and other	—	473	—
Amortization of deferred rent	(200)	—	—
Increase (decrease) in cash resulting from changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(252)	(534)	4,477
Prepaid expenses and other current assets	(212)	1,608	181
Other non-current assets	1,956	91	551
Accounts payable	(2,386)	406	(6,065)
Accrued expenses	(1,064)	1,752	(1,698)
Deferred rent	3,105	—	—
Accrued salaries and commissions	529	(649)	(4,689)
Deferred revenue	6,989	(6,650)	(12,562)

Net cash provided by/(used in) operating activities	2,400	(20,008)	(12,806)

Cash flows from investing activities:
Acquisition of businesses and technology, net of cash acquired	—	(32,384)	—
Purchases of property and equipment	(8,380)	(2,744)	(2,967)
Net maturities (purchases) of marketable securities available for sale	(12,857)	41,274	(8,717)
Repayments of investments in private companies	—	1,000	—

Net cash provided by (used in) investing activities	(21,237)	7,146	(11,684)

Cash flows from financing activities:
Short-term borrowings	3,533	5,882	—
Payments on short-term borrowings	(6,080)	(3,561)	—
Borrowings under capital leases	—	—	2,500
Payments on capital leases	(937)	(3,255)	(4,932)
Proceeds from exercise of stock options	1,037	3,039	2,617
Proceeds from ESPP common stock issuances	2,002	2,481	2,961
Proceeds from OEM fees applied to deferred warrant charge	500	1,000	1,250

Net cash provided by financing activities	55	5,586	4,396

Effect of the exchange rate on cash and cash equivalents	529	3,036	1,299

Net decrease in cash and cash equivalents	(18,253)	(4,240)	(18,795)
Cash and cash equivalents at beginning of period	75,462	79,702	98,497

Cash and cash equivalents at end of period	$57,209	$75,462	$79,702

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Organization
      webMethods, Inc. is a leading provider of business integration and optimization software. Our solutions enable organizations to deliver strategic applications to the business faster while allowing them to understand what is happening with their business in real-time and to predict what can be expected to happen. The Company was incorporated in Delaware on June 12, 1996.
      The Company’s operations are subject to certain risks and uncertainties, including, among others, risks of failing to have total revenue, license revenue or operating results within the range of guidance the Company provides publicly or the expectations of investors or securities analysts, and potential exposure to litigation costs and exposures resulting therefrom; competition with current or potential competitors that may have more experience developing solutions competitive with the Company’s, larger technical staffs, larger customer bases, more established distribution channels and greater financial, marketing or other resources; rapid technological changes; success of the Company’s product marketing, product development and sales strategies; risks of infringing upon intellectual property rights of others, or having others appropriate the Company’s technology or intellectual property rights; risks in executing upon the Company’s sales and other strategies; the need to attract and retain key personnel; risks of improper activities by employees or costs of investigating allegations of improper activities or defending claims or investigations with respect thereto; possible warranty or product liability claims; , and the availability of additional capital financing on terms acceptable to the Company.
2.     Summary of significant accounting policies

Principles of consolidation
      The accompanying consolidated financial statements include the accounts of webMethods, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated.

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

Cash and cash equivalents
      The Company considers all highly liquid investments with original maturities of three months or less from date of purchase to be cash equivalents.

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

Investments in private companies
      Investments in private companies in which the Company owns less than a 20% voting equity interest and has no significant influence are accounted for using the cost method. Included in other assets as of March 31, 2005 and 2004, is $0 and $1,057,000, respectively, of private company preferred stock carried at cost. This private company was also a business partner of the Company. The Company performs periodic reviews of its investment for impairment. The investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During fiscal years 2005 and 2003, the Company recorded other than temporary write-downs of $1,057,000 and $1,000,000, respectively, related to the impairment of the investment in this private company.

Software development costs
      Software development costs, which include compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs, are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)
available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete after working model is completed and tested. To date, the period between technological feasibility and general availability has been short, and thus all software development costs qualifying for capitalization are insignificant.

Goodwill and acquired intangible assets
      On April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite lives unless the intangible asset is deemed to be impaired. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. In accordance with the SFAS No. 142, goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value. The Company performed an impairment test of its goodwill and determined that no impairment of remaining goodwill existed at adoption and at March 31, 2005.
      Finite-lived intangible assets are amortized over their useful lives and are subject to impairment tests under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. See Impairment of long-lived assets accounting policy below.

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

Income taxes
      Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided a full valuation allowance against its net deferred tax asset as of March 31, 2005 and March 31, 2004.

Foreign currency translations
      The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenue and expenses are translated using the average exchange rates in

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)
effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Foreign currency transaction gains or losses are included in the results of operations.

Revenue recognition
      The Company enters into arrangements, which may include the sale of software licenses, professional services and maintenance or various combinations of each element. The Company recognizes revenue based on SOP 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”, and other authoritative accounting literature. SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is reasonably assured, delivery of the product has occurred and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products.
      For multi-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, such as professional services, training and maintenance. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license), under the residual method. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly time and material rates charged for consulting services when sold separately from a software license and the optional renewal rates charged by the Company for maintenance arrangements).
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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for the years ended March 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Year Ended March 31,

	2005	2004	2003

Net loss, as reported	$(18,751)	$(33,024)	$(8,585)
Add: Stock-based compensation expense determined under intrinsic value method	—	202	755
Less: Stock-based compensation expense determined under fair value method	(31,233)	(51,084)	(56,466)

Net loss, pro forma	$(49,984)	$(83,906)	$(64,296)

Basic and diluted net loss per common share, as reported	$(0.35)	$(0.63)	$(0.17)
Basic and diluted net loss per common share, pro forma	$(0.94)	$(1.61)	$(1.25)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock			Employee Stock
	Option Plans			Purchase Plan
	March 31,			March 31,

	2005	2004	2003	2005	2004	2003

Expected volatility	85%	95%	97%	62%	68%	87%
Risk-free interest rate	3.8%	2.9%	2.9%	3.1%	2.9%	3.0%
Expected life (years)	4	4	4	1.3	1	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%
The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2005, 2004 and 2003 was $4.84, $6.15 and $6.14, respectively.

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

Net loss per share
      Basic loss per share is computed based on the weighted average number of outstanding shares of common stock of webMethods, Inc. Diluted loss per share adjusts the weighted average for the potential dilution that could occur if stock options or warrants or convertible securities were exercised or converted into common stock of webMethods, Inc. Diluted loss per share is the same as basic loss per share for all periods presented because the effects of such items were anti-dilutive given the Company’s losses.

Segment reporting
      The Company operates as a single reportable segment and will evaluate additional segment disclosure requirements as it expands its operations. See Note 18 for required geographic segment information.

Guarantees and indemnification
      In January 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which requires that the Company recognize the fair value for guarantee and indemnification arrangements issued or modified after December 31, 2002, if these arrangements are within the scope of the Interpretation. In addition, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions, and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses, indemnification agreements with the Company’s directors and executive officers and certain guarantees of performance by subsidiaries. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

Recent accounting pronouncements
      In May 2005 the Financial Accounting Standards Board issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 and SFAS 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.
      In December 2004 the FASB issued revised SFAS 123R, “Share-Based Payment,” which sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)
compensation. The Company currently provides pro forma disclosure of the effect on net income or loss and earnings or loss per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under SFAS 123R, such pro forma disclosure will no longer be an alternative to financial statement recognition. SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective April 1, 2006 and recognize the cost of all share-based payments to employees, including stock option grants, in the income statement based on their fair values. The Company is currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS 123R will have a material effect on our results of operations.
      In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets — an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.
      In December 2004, FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”). FSP FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP FAS 109-2. Although the Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the Company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

3.	Related-party transactions
      An individual who is a director and stockholder and former corporate secretary of the Company is associated with a law firm that has rendered various legal services for the Company. For the years ended March 31, 2005, 2004 and 2003, the Company has paid the firm approximately $1,189,000, $1,421,000, and $764,000, respectively. As of March 31, 2005 and 2004, the aggregate amounts in trade accounts payable for these services was approximately $0 and $58,000, respectively.

4.	Investments in private company
      In April 2000, the Company made an investment in a third party totaling $2,000,000, of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third-party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value of $200,000 in the equity investment. In June 2003, the Company received $1,000,000 in repayment of the convertible debt and converted $257,000 of interest income into additional equity. In September 2004, the Company recorded an other-than-temporary decline in value of $1,057,000 in this equity investment. As of March 31, 2005 and 2004, the carrying value of the investment in this third-party was $0 and $1,057,000, respectively. The third party was a business partner of the Company, and the Company incurred royalty

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Investments in private companies — (Continued)
expense of $56,000, $1,391,000 and $1,168,000 to this third-party in the years ended March 31, 2005, 2004 and 2003 respectively.
      In September 2002, the Company recorded an other-than temporary decline in value of $1,000,000 in another one of the equity investments the company made in a private company in 2000.

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
      The cost and estimated fair value of marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	March 31, 2005		March 31, 2004

	Cost	Fair Value	Cost	Fair Value

	(In thousands)		(In thousands)
Due in one year or less	$78,560	$78,332	$44,313	$44,328
Due after one year through two years	14,647	14,513	36,037	36,157

	$93,207	$92,845	$80,350	$80,485

      For the year ended March 31, 2005, the gross unrealized holding loss was $362,000 and the gross unrealized holding gain was $135,000 for the year ended March 31, 2004. The unrealized holding gain and loss have been included in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

7.	Property and equipment
      Property and equipment consisted of the following:

	March 31,

	2005	2004

	(In thousands)
Equipment	$16,593	$18,852
Software	8,824	6,049
Furniture	4,146	3,475
Leasehold improvements	5,450	3,104

	35,013	31,480
Accumulated depreciation and amortization	(24,671)	(23,374)

	$10,342	$8,106

      During the years ended March 31, 2005 and 2004, the Company had acquired certain equipment under capital leases. Assets under capital leases included in equipment as of March 31, 2005 and 2004 are $1,889,000 and $5,240,000, respectively. Related to these capital leases and included in the accumulated depreciation and amortization is $1,243,000 and $3,859,000 at March 31, 2005 and 2004, respectively.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Property and equipment — (Continued)
      During the years ended March 31, 2005, and 2004, the Company paid $514,000 and $569,000, respectively for equipment that was previously leased and fully depreciated. This purchase occurred upon termination of the lease period.

8.	Income taxes
      Income tax expense was $235,000, $0 and $0 for the years ended March 31, 2005, 2004 and 2003, respectively. The current income tax expense for the year ended March 31, 2005 was due to certain foreign subsidiaries incurring tax expense that they could not offset with net operating losses generated in prior years.
      Net operating loss carryforwards (NOLs) as of March 31, 2005 are approximately $230 million which begin to expire in 2007. Approximately $1.8 million included in the current year NOL is related to deductions associated with stock option exercises. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs.
      Pretax income from continuing operations for the years ending March 31 was taxed in or by the following jurisdictions:

	2005	2004	2003

	(In thousands)
Domestic	$(22,214)	$(26,435)	$4,740
Foreign	(1,032)	(6,589)	(13,325)

Total	$(23,246)	$(33,024)	$(8,585)

      The tax effect of each temporary difference is as follows:

	March 31,
	2005	2004

	(In thousands)
Net operating loss carryforwards	$98,618	$103,419
Accrued expenses	1,592	589
Deferred revenue	1,363	3,459
Accounts receivable	416	960
Impairment loss in equity investments	2,751	2,350
Property and equipment	589	(334)
Stock option compensation	8,475	7,473
Acquired intangibles	8,099	(1,559)
Research and development credit	9,783	8,034
Other	(581)	384
Valuation allowance	(131,105)	(124,775)

Net deferred tax assets	$—	$—

      Though management believes that future taxable income of the Company may be sufficient to utilize a substantial amount of the benefits of the Company’s NOLs and to realize its deferred tax assets, a valuation allowance has been recorded to completely offset the carrying value of the deferred tax assets as management has concluded that the realization of the deferred tax assets does not meet the “more likely than not” criterion. The valuation allowance increased by $6.3 million, $28.5 million and $5.7 million for the years ended March 31, 2005, 2004 and 2003, respectively ..These increases were due primarily to

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Income taxes — (Continued)
changes in net operating loss carryforwards, acquired intangibles, research and development tax credits, deferred revenue and accrued expenses.
      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before income taxes as a result of the following:

	March 31,

	2005	2004	2003

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of Federal income tax benefit	(3.7)	(3.1)	2.5
Non-deductible items	2.2	1.1	2.1
Change in valuation allowance	44.0	44.5	34.0
Amortization of nondeductible goodwill	—	—	—
Change in general business credit	(7.5)	(5.3)	(21.1)
Foreign rate differential	—	(3.2)	16.5
Other	—	—	—

Effective tax rate	1.0%	—%	—%

9.	Borrowings
      As of March 31, 2005, the Company had a line of credit agreement with a bank to borrow up to a maximum principal amount of $20 million with a maturity date of April 30, 2005. Subsequent to March 31, 2005, the maturity date of this operating line of credit agreement was extended until June 30, 2005.
      Borrowings under this line of credit are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. The agreement for this line of credit includes restrictive covenants that require the Company to maintain, among other things, a ratio of quick assets to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least the greater of $35 million or 85% of the average total revenue for the immediately preceding four fiscal quarters. As of March 31, 2005, the Company had not borrowed against this line of credit. In connection with the line of credit agreement, the Company has obtained letters of credit totaling approximately $2.6 million related to office leases.
      During the year ended March 31, 2004 the Company’s Japanese subsidiary entered into unsecured, short-term borrowing arrangements with three Japanese financial institutions. Annual rates of interest on the borrowings ranged from 1.4% to 2.6% during the year. As of March 1, 2004, all financial institution borrowings had been repaid. In March 2004, the Company’s Japanese subsidiary borrowed $2.6 million from a reseller, which was repaid in May 2004. During the year ended March 31, 2005, the Company’s Japanese subsidiary entered into additional short-term borrowings of $3.5 million from financial institutions, which were repaid in full in December 2004.

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
      The Company leases office space in various locations under operating leases expiring through fiscal year 2016. Total rent expense was approximately $10,270,000, $10,287,000 and $9,492,000 for the years ended March 31, 2005, 2004 and 2003, respectively.
      Future minimum lease payments under the Company’s capital and operating leases are as follows:

	Operating	Capital

	(In thousands)
Years ending March 31, 2006	$11,431	$502
2007	10,124	143
2008	6,535	—
2009	3,043	—
2010	2,741	—
Thereafter	16,372	—

	$50,246	$645

Less amounts representing interest		(31)

		614
Less current portion		(475)

Capital lease obligation, net of current portion		$139

11.	Stockholders’ equity
     Preferred stock
      The Company’s Certificate of Incorporation, as amended, includes 50,000,000 authorized shares of undesignated preferred stock with a par value of $.01, none of which were outstanding as of March 31, 2005.
     Warrant
      In March 2001, the Company entered into an OEM/ Reseller agreement with i2 Technologies (i2). In connection with the agreement the Company issued to i2 a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23,606,000 on the date of issuance which has been recorded as a deferred warrant charge. As part of the agreement, i2 will pay the Company OEM fees of $10,000,000 over the term of the OEM/ Reseller agreement which will reduce the deferred warrant charge. The Company received $500,000, $1,000,000 and $1,250,000, of OEM fees from i2 during the years ended March 31, 2005, 2004 and 2003, respectively. These fees were recorded as a reduction to the deferred warrant charge. The Company recorded $2,645,000, $2,645,000 and $3,402,000 of amortization of the deferred warrant charge to sales and marketing expense for the years ending March 31, 2005, 2004 and

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Stockholders’ equity — (Continued)
2003, respectively. In April 2001, the Company signed an amended warrant agreement which reduced the number of shares of common stock i2 can purchase from 750,000 to 710,000 and, in addition, reduced the exercise price per share from $40.88 to $28.70. Based on the remeasurement of the warrant using the Black-Scholes valuation model the fair value of the amended warrant did not exceed the current fair value of the original warrant. The Company did not incur an additional charge as a result of this amendment. The fair value of the warrants granted to i2 was estimated on the date of grant and amendment, using the following weighted average assumptions or range of weighted average assumption: Risk-free interest rate of 4.9%, term of 3.75 to 4 years, volatility of 114% to 159%, and no dividends anticipated. As of March 31, 2005, 710,000 warrants remain outstanding with a remaining life of approximately two years.
      In March 2003, the OEM/ Reseller agreement was modified to reduce the amount of OEM fees owed to webMethods related to this agreement from $10,000,000 payable over four years to $8,750,000 payable over five years. In addition, the number of resources committed by webMethods to i2 has been reduced as well as an elimination of the fee previously due to i2 on certain maintenance arrangements. Due to this change in the agreement, the amortization of the remaining unamortized deferred warrant charge has been changed from 4 years to 5 years to coincide with the new payment schedule, resulting in a decrease in the annual amortization of $757,000 from $3,402,000 in fiscal year 2003 to $2,645,000 in fiscal years 2004 and 2005.
12.     Business combinations

Business acquisitions
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

      We determined the valuation of the identifiable intangible assets using the income approach. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries.
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

	Year Ended March 31,

	2004	2003

	(Unaudited)
Pro forma net revenue	$190,083	$198,348
Pro forma net loss	(35,355)	(12,842)
Pro forma net loss per basic and diluted share	$(0.68)	$(0.25)

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Business acquisitions — (Continued)
     Acquisition of technology
      In October 2003, the Company acquired the portal solution technology and certain fixed assets of DataChannel from Netegrity for $5,278,000 in cash, including $176,000 in direct acquisition costs. The Company also assumed deferred revenue of $66,000 related to on-going maintenance contracts.
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
13.     Goodwill and intangible assets
      In connection with the adoption of SFAS 142 on April 1, 2002, $29.8 million in goodwill, including $991,000 in assembled workforce, favorable lease terms and non-compete agreements, net of accumulated amortization and deferred taxes that were reclassified to goodwill, is no longer amortized, but is instead tested for impairment annually or sooner if circumstances indicate that it may no longer be recoverable.
      In accordance with SFAS 142, all goodwill is associated with the Company’s corporate reporting unit, as the Company does not have multiple reporting units. Accordingly, on an annual basis the Company performs the impairment assessment required under SFAS 142 at the enterprise level, using the Company’s total market capitalization to assess the fair value to the enterprise. The Company performed an impairment test of it’s goodwill and determined that no impairment of remaining goodwill existed at adoption or as of March 31, 2005, March 31, 2004, or March 31, 2003.
      The changes in the carrying amount of goodwill for the years ended March 31, 2005 and 2004 are as follows: (in thousands)

Goodwill

Balance at March 31, 2003	$29,838
Acquisition of The Dante Group	12,152
Acquisition of TME	4,715

Balance at March 31, 2004	$46,705
Balance at March 31, 2005	$46,705

      As of March 31, 2005 and 2004, all of our acquired intangible assets are subject to amortization. The following is a summary of amortized acquired intangible assets for the dates indicated (in thousands):

	As of March 31, 2005			As of March 31, 2004

	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Existing technology	$11,152	$3,342	$7,810	$11,152	$1,112	$10,040
Customer relationships	833	253	580	833	87	746
Total	$11,985	$3,595	$8,390	$11,985	$1,199	$10,786

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Goodwill and intangible assets — (Continued)
      Amortization expense for intangible assets was $2,397,000, $1,199,000 and $0 for the years ended March 31, 2005, 2004 and 2003, respectively. Estimated future amortization expense of intangible assets as of March 31, 2005, is as follows (in thousands):

2006	2,396
2007	2,396
2008	2,396
2009	1,202

$8,390

14.     Stock based compensation
     Stock incentive plan
      On November 1, 1996, the Company adopted the webMethods, Inc. Stock Option Plan (the “Plan”). The Plan is administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the Plan and to determine the terms and option exercise prices of the stock options.
      In August 2000, the Company increased the number of shares to 20,731,000 shares of webMethods, Inc. common stock for issuance upon the exercise of options granted under the Plan. Pursuant to an amendment to the Plan adopted by the Board of Directors on June 6, 2001, and approved by the stockholders of webMethods, Inc. on September 7, 2001, the number of shares of the webMethods, Inc. common stock available for issuance under the Plan was increased on each of April 1, 2002, 2003 and 2004 by 2,462,195 and, subject to the Board’s discretion, may be increased by up to the same amount each April 1 thereafter during 2005 and 2006. At March 31, 2005, options to purchase 17,657,016 shares were outstanding.
      Stock options granted pursuant to the plans have an exercise price equal to the market price of the underlying common stock at the date of grant, generally vest ratably over three or four years after the date of award and generally have a term of ten years.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Stock based compensation — (Continued)
      The following table summarizes the Company’s activity for all of its stock option awards:

	Stock	Range of		Weighted Average
	Options	Exercise Price		Exercise Price

Outstanding, March 31, 2002	15,578,211	$0.11 –	$161.29	$19.77
Granted	3,606,974	4.32 –	17.82	8.93
Exercised	(906,603)	0.11 –	14.36	3.20
Cancelled	(2,448,580)	0.11 –	151.09	17.70

Outstanding, March 31, 2003	15,830,002	$0.11 –	$161.29	$18.49
Granted	5,598,215	7.54 –	11.70	9.00
Exercised	(620,216)	0.11 –	9.08	4.90
Cancelled	(4,016,541)	2.88 –	161.29	20.44

Outstanding, March 31, 2004	16,791,460	$0.11 –	$161.29	$15.30
Granted	6,704,952	3.99 –	10.55	7.65
Exercised	(295,939)	0.11 –	8.79	3.33
Cancelled	(5,543,457)	3.99 –	161.29	14.88

Outstanding, March 31, 2005	17,657,016	$0.11 –	$115.75	$12.73

      Information regarding stock options outstanding as of March 31, 2005 is as follows:

			Outstanding			Options Exercisable

				Weighted Average
Range of			Number of	Remaining	Weighted Average	Number of
Exercise Prices			Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$0.11	–	$7.03	3,762,259	8.32	$4.88	1,373,906	$3.83
7.05	–	8.87	4,295,436	7.95	8.34	2,254,750	8.31
8.89	–	10.35	3,654,932	8.77	9.77	1,004,315	9.73
10.37	–	13.99	757,258	6.54	11.65	536,881	11.96
14.27	–	115.75	5,187,131	6.37	24.30	5,069,650	24.44

$0.11	–	$115.75	17,657,016	7.67	$12.73	10,239,502	$16.03

      Certain options for employee and non-employee directors granted during the years ended March 31, 2000, 1999 and 1998 resulted in deferred stock compensation as the estimated fair value (derived by reference to contemporaneous sales of convertible preferred stock) was greater than the exercise price on the date of grant. The total deferred stock compensation associated with these options was approximately $16,093,000. This amount is being amortized over the respective vesting periods of these options, ranging from three to four years. Approximately $0, $202,000 and $754,000 was amortized during the years ended March 31, 2005, 2004 and 2003, respectively, related to these options.
     Employee Stock Purchase Plan
      In January 2000, the Board of Directors approved the Company’s Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective upon the completion of the Company’s initial public offering on February 10, 2000. A total of 5,250,000 shares of common stock have been made available for issuance under the ESPP as of March 31, 2005. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining nine year term of the ESPP by 750,000 shares of common stock.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Stock based compensation — (Continued)
      The ESPP, which is intended to qualify under Section 423 of the IRS Code, is implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, other than the first offering period, commencing on or about January 1 and July 1 of each year. Each offering period consists of four consecutive purchase periods of approximately six months’ duration, and at the end of each purchase period, the Company will make a purchase on behalf of the participants. Participants generally may not purchase more than 4,000 shares on any purchase date or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.
      The purchase price per share is 85% of the lower of (1) the fair market value of webMethods, Inc. common stock on the purchase date and (2) the fair market value of a share of webMethods, Inc, common stock on the last trading day before the offering date.
      The following table summarizes shares of common stock of webMethods, Inc. available for issuance and shares purchased as of March 31, 2005 (in thousands).

Balance at March 31, 2003.	3,028

Additional authorized shares	750
Purchases	(360)

Balance at March 31, 2004.	3,418

Additional authorized shares	750
Purchases	(304)

Balance at March 31, 2005.	3,864

     Shareholder Rights Plan
      In October 2001, the Board of Directors adopted a shareholder rights plan, which may cause substantial dilution to a person or group that attempts to acquire webMethods, Inc. on terms not approved by the Board of Directors. Under the plan, webMethods distributed one right for each share of webMethods, Inc. common stock outstanding at the close of business on October 18, 2001. Initially, the rights trade with shares of webMethods, Inc. common stock and are represented by webMethods, Inc, common stock certificates. The rights are not immediately exercisable and generally become exercisable if a person or group acquires, or commences a tender or exchange offer to acquire, beneficial ownership of 15% or more of webMethods common stock while the plan is in place. Each right will become exercisable, unless redeemed, by its holder (unless an acquiring person or member of that group) for shares of webMethods, Inc, or of the third-party acquirer having a value of twice the right’s then-current exercise price. The rights are redeemable by webMethods, Inc. and will expire on October 18, 2011.
15.     Employee benefit plan
      As of April 1, 1997, the Company adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required Company matching contributions. The plan provides for discretionary contributions by the Company. The Company made no contributions during the years ended March 31, 2005, 2004 and 2003.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Cash paid during the period for interest	$98	$202	$673

Non-cash investing and financing activities:
Equipment purchased under capital lease	$313	$1,457	$1,665
Conversion of interest income into equity in private company	—	257	—
Change in net unrealized gain or loss on marketable securities	496	165	135
Dante Acquisition:
Fair value of assets acquired, net of cash acquired	—	308	—
Less:
Liabilities assumed	—	(401)	—

	—	(93)	—
In-process research and development	—	3,138	—
Existing technology	—	3,530	—
Customer relationships	—	392	—
Goodwill	—	12,152	—

Cash paid for acquisition, net of cash acquired	$—	$19,119	$—

TME Acquisition:
Fair value of assets acquired, net of cash acquired	$—	$154	$—
Less:
Liabilities assumed	—	(848)	—

	—	(694)	—
In-process research and development	—	1,146	—
Existing technology	—	2,379	—
Customer relationships	—	441	—
Goodwill	—	4,715	—

Cash paid for acquisition, net of cash acquired	$—	$7,987	$—

DataChannel Assets Acquired from Netegrity:
Fair value of assets acquired, net of cash acquired	$—	$101	$—
Less:
Liabilities assumed	—	(66)	—

	—	35	—
Existing technology	—	5,243	—

Cash paid for acquisition, net of cash acquired	$—	$5,278	$—

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.     Restructuring and related charges
      The Company has recorded restructuring and related charges to align its cost structure with changing market conditions. During the year ended March 31, 2005, the Company recorded restructuring and related charges of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of the Company’s headquarters. The estimated excess facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable lease rates. The Company reassesses this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact the operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. In connection with the lease on the new headquarters facility, the Company received certain rent abatements and allowances totaling approximately $3.1 million as of March 31, 2005 and will receive additional incentives totaling $2.0 million through December 2007. Such rent abatements and allowances are deferred and will be amortized as a reduction to rent expense over the 11-year term of the lease. For the year ended March 31, 2005, the Company amortized $200,000 as a reduction to rent expense.
      During the year ended March 31, 2004, the Company recorded restructuring and related charges of $3.9 million consisting of $2.2 million for headcount reductions and $1.7 million for consolidation of facilities and related impairment of fixed assets. The excess facility costs were based on the Company’s contractual obligations, net of sublease income.
      During the year ended March 31, 2003, the Company recorded restructuring and related charges of $2.2 million for headcount reductions.
      As of March 31, 2005 and March 31, 2004, respectively, $4.4 million and $3.1 million of restructuring and excess facilities related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.     Restructuring and related charges — (Continued)
      The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of March 31, 2005:

	Excess
	Facilities	Excess	Excess	Severance	Impairment
	Santa Clara, CA	Facilities	Facilities	And Related	of Fixed
	and Fairfax, VA	Berkeley, CA	Fairfax, VA	Benefits	Assets	Total

	(In thousands)
Balance at March 31, 2002	$2,995	$—	$—	$—	$—	$2,995
Fiscal 2003 charges	—	—	—	2,155	—	2,155
Cash payments made in fiscal 2003	(1,296)	—	—	(2,101)	—	(3,397)

Balance at March 31, 2003	$1,699	$—	$—	$54	$—	$1,753

Fiscal 2004 charges	—	1,508	$—	2,165	247	3,920
Non-cash write-down of fixed assets	—	—	—	—	(247)	(247)
Cash payments made in fiscal 2004	(782)	(65)	—	(1,470)	—	(2,317)

Balance at March 31, 2004	$917	$1,443	$—	$749	$—	$3,109

Fiscal 2005 charges	—	—	3,093	3,012	—	6,105
Adjustments due to revision in estimated severance and related benefits	—	—	—	(256)	—	(256)
Cash payments made in fiscal 2005	(383)	(436)	(193)	(3,505)	—	(4,517)

Balance at March 31, 2005	$534	$1,007	$2,900	$—	$—	$4,441

      Subsequent to March 31, 2005, the Company implemented another restructuring plan consisting of headcount reductions and the consolidation of facilities to further align its cost structure with changing market conditions. The Company is still evaluating the total costs associated with this restructuring.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     Segment information
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Japan, EMEA and Asia Pacific regions. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Years Ended March 31,

	2005	2004	2003

	(In thousands)
Revenue
Americas	$119,610	$114,507	$133,756
EMEA	50,599	44,965	36,351
Japan	15,157	15,472	15,274
Asia Pacific	15,235	14,597	11,373

Total	$200,601	$189,541	$196,754

Long Lived Assets
Americas	$67,572	$70,497	$47,853
EMEA	1,852	2,189	2,228
Japan	1,509	1,681	935
Asia Pacific	630	360	541

Total	$71,563	$74,727	$51,557

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
      Allowance for doubtful accounts for the years ended March 31, 2003, 2004 and 2005:

	Balance at			Balance at
	Beginning of			End of
	Period	Provisions	Deductions	Period

	(In thousands)
Year ended March 31, 2003 allowance for doubtful accounts	$3,685	$280	$1,115	$2,850
Year ended March 31, 2004 allowance for doubtful accounts	2,850	19	766	2,103
Year ended March 31, 2005 allowance for doubtful accounts	2,103	233	474	1,862

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Stockholders
of webMethods, Inc.:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 13, 2005 appearing in this Annual Report on Form 10-K of webMethods, Inc. for the year ended March 31, 2005 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PRICEWATERHOUSECOOPERS LLP
______________________________________________________

McLean, Virginia
June 13, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2 (2)	Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as amended
10.3(3)	Employee Stock Purchase Plan
10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
10.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10.7(8)	Form of Stock Option Agreement for stock option grants to directors
10.8(7)	Form of notice of grant of stock option
10.9 *	Deferred Compensation Plan for Directors, as amended
10.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.
14(9)	webMethods, Inc. Code of Ethics
21.1*	Subsidiaries of webMethods, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on signature page hereof)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer
31.3*	Rule 13a-14(a) Certification by Executive Vice President
32.1* #	Section 1350 Certification of Chief Executive Officer
32.2* #	Section 1350 Certification of Chief Accounting Officer
32.3* #	Section 1350 Certification of Executive Vice President

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

(9)	Incorporated by reference to webMethods’ definitive proxy statement dated July 29, 2003 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.