Form 10-Q
period 2005-06-30
WEBMETHODS INC
filed 2005-08-09
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE THREE MONTHS ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
1-15681

webMethods, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	54-1807654

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3877 Fairfax Ridge Road, South Tower, Fairfax, Virginia	22030
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 460-2500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     As of August 5, 2005, there were outstanding 53,538,465 shares of the registrant’s Common Stock.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2005
TABLE OF CONTENTS

Part I Financial Information
Item 1 Financial Statements
Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2005 and March 31, 2005
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) — Three months ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (unaudited) — Three months ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures

Part II Other Information
Item 1 Legal Proceedings
Item 6 Exhibits

PART I
FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	MARCH 31,
	2005	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,506	$57,209
Marketable securities available for sale	79,956	78,332
Accounts receivable, net of allowance of $1,147 and $1,862	43,777	47,326
Prepaid expenses and other current assets	6,067	6,401

Total current assets	192,306	189,268

Marketable securities available for sale	1,232	14,513
Property and equipment, net	10,615	10,342
Goodwill	46,704	46,704
Intangibles assets, net	7,791	8,390
Other assets	5,561	6,127

Total assets	$264,209	$257,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,325	$8,673
Accrued expenses	12,422	16,506
Accrued salaries and commissions	9,804	12,219
Deferred revenue	40,916	43,055
Current portion of capital lease obligations	408	475

Total current liabilities	71,875	80,928

Capital lease obligations, net of current portion	269	139
Other long term liabilities	3,214	3,374
Long term deferred revenue	5,324	6,371

Total liabilities	80,682	90,812

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,518,054 and 53,346,623 shares issued and outstanding	535	533
Additional paid-in capital	525,304	524,487
Deferred warrant charge	(1,819)	(2,480)
Accumulated deficit	(340,738	(340,224)
Accumulated other comprehensive gain	245	2,216

Total stockholders’ equity	183,527	184,532

Total liabilities and stockholders’ equity	$264,209	$275,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
	(in thousands, except per share data)
Revenue:
License	$18,467	$14,806
Professional services	11,683	12,524
Maintenance	17,585	14,607

Total revenue	47,735	41,937

Cost of revenue:
Amortization of intangibles	599	599
License	214	620
Professional services and maintenance	13,554	14,273

Total cost of revenue	14,367	15,492

Gross profit	33,368	26,445

Operating expenses:
Sales and marketing:
Amortization of deferred warrant charge	661	661
Other sales and marketing costs	16,614	21,114
Research and development	11,118	11,050
General and administrative	6,214	5,073
Restructuring costs	288	—

Total operating expenses	34,895	37,898

Operating loss	(1,527)	(11,453)
Interest income	966	553
Interest expense	(17)	(27)
Other income	206	112

Loss before income taxes	(372)	(10,815)

Provision for income taxes	142	4

Net loss	$(514)	$(10,819)

Basic and diluted net loss per share	$(0.01)	$(0.20)

Shares used in computing basic and diluted net loss per share	53,375,463	58,827,120

Comprehensive loss:
Net loss	$(514)	$(10,819)
Other comprehensive income (loss):
Unrealized loss on securities available for sale	138	(429)
Foreign currency cumulative translation adjustment	(2,110)	(630)

Total comprehensive loss	$(2,486)	$(11,878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(514)	$(10,819)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation and amortization	1,392	1,704
(Recovery of) provision for doubtful accounts	(117)	228
Amortization of deferred warrants charge	661	661
Amortization of acquired intangibles	599	599
Amortization of deferred rent	(114)	—
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	2,806	9,003
Prepaid expenses and other current assets	251	(1,317)
Other non-current assets	476	397
Accounts payable	(81)	(2,117)
Accrued expenses	(4,007)	(1,962)
Accrued salaries and commissions	(2,225)	(2,659)
Deferred revenue	(2,282)	(1,077)

Net cash used in operating activities	(3,155)	(7,359)

Cash flows from investing activities:
Purchases of property and equipment	(1,497)	(1,647)
Net maturities (purchases) of marketable securities available for sale	11,795	(3,831)

Net cash provided by/(used in) investing activities	10,298	(5,478)

Cash flows from financing activities:
Short-term borrowings	—	2,627
Payments on short-term borrowings	—	(2,461)
Payments on capital leases	(178)	(311)
Proceeds from exercise of stock options and stock issued under the ESPP	819	1,821

Net cash provided by financing activities	641	1,676

Effect of exchange rate on cash and cash equivalents	(2,487)	(858)

Net increase/(decrease) in cash and cash equivalents	5,297	(12,019)
Cash and cash equivalents at beginning of period	57,209	75,462

Cash and cash equivalents at end of period	$62,506	$63,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.
2. PRO FORMA STOCK BASED COMPENSATION
     The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized by the Company over the applicable vesting period.
     The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for the three-month periods ended June 30, 2005 and 2004:

	THREE MONTHS ENDED JUNE 30,
	2005	2004
	(in thousands except per share data)
Net loss attributable to common stockholders, as reported	$(514)	$(10,819)

Less: Stock-based compensation expense determined under fair value method	(4,028)	(10,442)
Net loss attributable to common stockholders, pro forma	(4,542)	(21,261)
Basic and diluted net loss per common share, as reported	(.01)	(.20)
Basic and diluted net loss per common share, pro forma	(.09)	(.40)
3. COMPUTATION OF NET LOSS PER SHARE
     The Company’s net loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options and warrants of 286,496 and 595,405 for the three months ended June 30, 2005 and 2004, respectively, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.
4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
	(in thousands)
Cash paid during the period for interest	$17	$27

Non-cash investing and financing activities:
Equipment purchased under capital lease	$270	$—

Change in net unrealized gain or (loss) on marketable securities	$138	$(429)

5. SEGMENT INFORMATION
     The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe, Japan and Asia Pacific regions. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	THREE MONTHS ENDED
	JUNE 30,
REVENUE	2005	2004
	(in thousands)
Americas	$30,168	$25,550
Europe	10,809	7,773
Japan	2,571	4,796
Asia Pacific	4,187	3,818

Total	$47,735	$41,937

	AS OF	AS OF
	JUNE 30,	MARCH 31,
LONG LIVED ASSETS	2005	2005
	(in thousands)
Americas	$66,880	$67,572
Europe	1,583	1,852
Japan	1,539	1,509
Asia Pacific	669	630

Total	$70,671	$71,563

6. RESTRUCTURING AND RELATED CHARGES
     The Company has recorded restructuring and related charges to improve its cost structure. During the three months ended June 30, 2005, the Company recorded restructuring costs of $288,000 consisting primarily of severance and related benefits.
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
     As of June 30, 2005 and March 31, 2005, respectively, $4.2 million and $4.4 million of restructuring charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

     The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of June 30, 2005.

	Excess			Severance
	Facilities	Excess	Excess	And
	Santa Clara, CA	Facilities	Facilities	Related
	and Fairfax, VA	Berkeley, CA	Fairfax, VA	Benefits	Total
Balance at March 31, 2005	$534	$1,007	$2,900	$—	$4,441

First Quarter Fiscal 2006 charges	—	—	—	288	288
Cash payments made in first quarter of fiscal 2006	(43)	(91)	(124)	(246)	(504)

Balance at June 30, 2005	$491	$916	$2,776	$42	$4,225

     Subsequent to June 30, 2005, the Company implemented another restructuring plan consisting of headcount reductions to further improve its cost structure. The Company is still evaluating the total costs associated with this restructuring.
7. BORROWINGS
     The Company has a line of credit agreement with a bank to borrow up to a maximum principal amount of $20 million and a $2 million equipment line of credit facility both with a maturity date of June 29, 2006.
     The Company may borrow the entire $20 million operating line of credit as long as domestic cash and cash equivalent balances are at least $85 million otherwise, borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. Borrowings under the equipment line of credit will bear interest at a fixed 8% rate or prime plus 1%, at the Company’s option and will be repaid over 36 months. The agreement for both line of credit facilities include restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets to current liabilities, excluding deferred revenue of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million.
     As of June 30, 2005, the Company had not borrowed against the operating line of credit facility or the equipment line of credit facility. In connection with the operating line of credit agreement, the Company has obtained letters of credit totaling approximately $2.6 million related to office leases.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of financial performance or financial results, including items such as revenue, costs or expense, cost savings, margins, income or loss, earnings or loss per share, return to profitability capital expenditures, cash requirements or other financial items or metrics, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current and anticipated software offerings, (ii) statements of the plans or objectives of webMethods, Inc. or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, competitive strategies and the impact of competition, development and continuation of strategic partnerships and alliances, contributions to future financial performance of any of our new or existing products, technologies or businesses, contribution to our financial performance by business partners, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives or our product offerings, the ability to control expenses or achieve projected expense levels, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue”, the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed below under the caption “Factors That May Affect Future Operating Results” and in the “Business” discussion contained in Item 1 of our Form 10-K for the year ended March 31, 2005 under the caption “Factors That May Affect Future Operating Results”. In addition, the following discussion should be read in conjunction with the consolidated financial statements and related notes of the Company appearing elsewhere in this Form 10-Q and our Form 10-K for the year ended March 31, 2005. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
OVERVIEW
Background
     webMethods is a leading provider of business integration and optimization software. Our solutions enable organizations to deliver strategic applications to the business faster while allowing them to understand what is happening with their business in real-time and to predict what can be expected to happen. webMethods calls this Business Process Productivity. We use the term “Business Process Productivity” to describe the desire of organizations to increase the efficiency of their activities, improve the ability of the enterprise to adapt to changing market conditions, and create competitive advantage through a focus on the business processes that run their organizations. We believe that our primary offering, the webMethods Fabric™ product suite, is the only business integration and optimization suite on the market developed specifically to address the diverse and comprehensive requirements to achieve business process productivity.
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
     We market and sell our products and solutions primarily to the largest 2,000 corporations worldwide (the “Global 2000”) and major government agencies. As of June 30, 2005, we had more than 1,300 customers around the world, distributed across our target verticals in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
Overview of First Quarter of Fiscal 2006
     Our net loss of $514,000 for the three months ended June 30, 2005 decreased by $10.3 million from a net loss of $10.8 million in the three months ended June 30, 2004. The decrease in net loss is due primarily to an approximately $3.7 million increase in license revenue, an approximately $3.0 million increase in maintenance revenue, a $900,000 decrease in professional services revenue, a $1.1 million reduction in cost of revenue and a $3.0 million decrease in operating expenses in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. License revenue was impacted during the June 2004 quarter by many enterprises unexpectedly remaining cautious, and subjecting their proposed information technology purchases to rigorous internal reviews and approvals which often resulted in longer sales cycles, the postponement of information technology projects, customers placing smaller orders, or difficulty in closing large deals, which reduced closure rates of large transactions for the three months ended June 30, 2004 across almost every geographic region.
     We license software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major system integrators with whom we have strategic alliances, other partners and distributors and, to a lesser extent, resellers. We license our software primarily on a perpetual basis. As of June 30, 2005, we had over 1,300 customers, compared to over 1,200 customers as of June 30, 2004.
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
Allowance for Doubtful Accounts
     We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, each customer’s specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2005 and 2004, the allowance for doubtful accounts was $1.1 million and $1.8 million, respectively.
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
Acquired In-process Research and Development
     Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.
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
RESULTS OF OPERATIONS
     The following table summarizes the results of our operations for the three months ended June 30, 2005 and 2004 (all percentages are calculated using the underlying data in thousands):

	June 30,	Percentage	June 30,
	2005	Change	2004
	($ in thousands)
Total revenue	$47,735	14%	$41,937
Gross profit	$33,368	26%	$26,445
% of total revenue	70%		63%
Total operating expenses	$34,895	(8)%	$37,898
% of total revenue	73%		90%
Operating loss	$(1,527)	(87)%	$(11,453)
% of total revenue	(3)%		(27)%
Net loss	$(514)	(95)%	$(10,819)
% of total revenue	(1)%		(26)%
     Total revenue increased by 14%, to $47.7 million, for the three months ended June 30, 2005 from $41.9 million for the three months ended June 30, 2004 due primarily to increases in license and maintenance revenue, which were partially offset by a decrease in professional services revenue when comparing the three months ended June 30, 2005 with the three months ended June 30, 2004.
     Our net loss of $514,000 million for the three months ended June 30, 2005 decreased by $10.3 million from a net loss of $10.8 million in the three months ended June 30, 2004. The decrease in net loss was due primarily to approximately $3.7 million increase in license revenue, an approximately $3.0 million increase in maintenance revenue, and a $3.0 million decrease in operating expenses in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. License revenue in the three months ended June 30, 2004 was adversely impacted by various economic and market conditions that reduced closure rates of large transactions for the three months ended June 30, 2004 across almost every geographic region.
Revenue
     The following table summarizes our revenue for three months ended June 30, 2005 and 2004:

	June 30,	Percentage	June 30,
	2005	Change	2004
	($ in thousands)
License	$18,467	25%	$14,806
Professional services	11,683	(7)%	12,524
Maintenance	17,585	20%	14,607

Total revenue	$47,735	14%	$41,937

     The following table summarizes the Company’s net revenue by geographic region for the three months ended June 30, 2005 and 2004:

	June 30,	Percentage	June 30,
	2005	Change	2004
	($ in thousands)
Americas	$30,168	18%	$25,550
Europe	10,809	39%	7,773
Japan	2,571	(46)%	4,796
Asia Pacific	4,187	10%	3,818

Total revenue	$47,735	14%	$41,937

     Total revenue increased to $47.7 million for the three months ended June 30, 2005 from $41.9 million for the three months ended June 30, 2004. The increase was due primarily to an approximately $3.7 million increase in license revenue and an approximately $3.0 million increase in maintenance revenue, which were partially offset by an approximately $800,000 decrease in professional services revenue in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.
     In the three months ended June 30, 2005, revenue from the Americas increased 18% to $30.2 million from $25.6 million in the three months ended June 30, 2004. International revenue increased to $17.6 million in the three months ended June 30, 2005 from $16.4 million in the three months ended June 30, 2004. Included in this increase was a $463,000 negative foreign currency impact. International revenue accounted for 37% of our total revenue in the three months ended June 30, 2005, as compared to 39% in the three months ended June 30, 2004.
     Professional services revenue decreased 7% to approximately $11.7 million in the three months ended June 30, 2005 from $12.5 million in the three months ended June 30, 2004. This decrease in professional services revenue was primarily attributable to higher utilization of professional services staff and more cost efficient use of subcontractors.
     Maintenance revenue increased 20% to approximately $17.6 million in the three months ended June 30, 2005 from $14.6 million in the three months ended June 30, 2004. This increase was due primarily to the increase in the number of copies of our software licensed to customers and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.
Gross Profit
     The following table summarizes the Company’s gross profit by type of revenue:

	Fiscal Quarter Ended
	June 30,	June 30,
	2005	2004
License	96%	92%
Professional services and maintenance	54%	47%
Total revenue	70%	63%
     Total gross profit increased to 70% in the three months ended June 30, 2005 from 63% in the three months ended June 30, 2004. This increase was due primarily to an increase in license and maintenance revenue, as well as a decrease in our cost of licenses and our cost of professional services and maintenance, due principally as a result of decreased subcontractor costs.
     Our cost of license revenue consists of royalties for products embedded in our software licensed from third parties and amortization of acquired technology. Our gross profit on license revenue was 96% and 92% in the three months ended June 30, 2005 and 2004, respectively. The increase in license gross profit was due to an increase in license revenue and a decrease in the fees we paid for third-party software embedded in or licensed with our software products.
     Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services was approximately 54% and 47% in the three months ended June 30, 2005 and 2004, respectively. The increase in gross profit was due to an increase in maintenance revenue and a decrease in the cost of professional services and maintenance due to decreased subcontractor costs.

Operating Expenses
     The following table presents certain information regarding the Company’s operating expenses during the three months ended June 30, 2005 and 2004:

	Fiscal Quarter Ended
	June 30,	Percentage	June 30,
	2005	Change	2004
	($ in thousands)
Operating Expenses:
Sales and marketing*	$16,614	(21)%	$21,114
% of total revenue	35%		50%
Research and development	$11,118	1%	$11,050
% of total revenue	23%		26%
General and administrative	$6,214	22%	$5,073
% of total revenue	13%		12%
Restructuring cost	$288	—	$—
% of total revenue	1%		—
Warrant charge	$661	0%	$661
% of total revenue	1%		2%
Operating expense	$34,895	(8)%	$37,898
% of total revenue	73%		90%

*	Excludes amortization of deferred warrant charge.
     Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs and marketing collateral. Also included in our operating expenses is the amortization of deferred warrant charge. In the three months ended June 30, 2005, our operating expenses decreased $3.0 million from $37.9 million in the three months ended June 30, 2004, to $34.9 million.
     Sales and marketing expense, excluding amortization of deferred warrant charge, was 35% and 50% of total revenue in the three months ended June 30, 2005 and 2004, respectively. In the three months ended June 30, 2005, sales and marketing expense decreased to $16.6 million from $21.1 million in the three months ended June 30, 2004, excluding deferred warrant charge. This decrease was primarily due to a decrease in the number of sales and marketing employees, sales assistance fees and marketing programs expense.
     Research and development expense was $11.1 million in the three months ended June 30, 2005 and 2004, which represents 23% and 26% of total revenue, respectively. In the three months ended June 30, 2005, research and development expense, decreased $68,000 from the three months ended June 30, 2004.
     General and administrative expense, as a percentage of total revenue was approximately 13% and 12% for the three months ended June 30, 2005 and 2004, respectively. In the three months ended June 30, 2005, general and administrative expense increased $1.1 million from the three months ended June 30, 2004, to $6.2 million. This increase is primarily due to an increase in accounting fees due to Sarbanes-Oxley Act compliance initiatives and an increase in legal fees.
     Deferred warrant charge was $661,000 in the three months ended June 30, 2005 and 2004. Deferred warrant charge was recorded in connection with an OEM/Reseller agreement with i2 Technologies (i2) in March 2001. We issued a warrant which, as amended, permits i2 to purchase 710,000 shares of webMethods, Inc. common stock at an exercise price of $28.70 per share. The fair value of the warrant was based on the Black-Scholes valuation model was $23.6 million on the date of issuance which has been recorded as a deferred warrant charge. As part of the amended agreement, i2 will pay us OEM fees of $8.8 million over the amended term of the OEM/Reseller agreement which will be recorded as a reduction to the deferred warrant charge and will not be recorded as revenue. The deferred warrant charge is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable equity arrangement and is shown by expense category.

Interest Income
     Interest income increased by approximately $413,000, or 75%, to $966,000 for the three months ended June 30, 2005 from $553,000 for the three months ended June 30, 2004. This increase was primarily attributable to higher interest rates on marketable securities.
Interest Expense
     Interest expense is primarily due to equipment leasing arrangements in the Americas. During the three months ended June 30, 2005, interest expense decreased by approximately $10,000, or 37%, to $17,000 from $27,000 for the three months ended June 30, 2004. This decrease is primarily due to the completion of previously established leases.
Other Income (Expense), Net
     Other income (expense), net includes gains and losses on foreign currency transactions. During the three months ended June 30, 2005, our foreign currency transaction gain increased $94,000, or 84%, to $206,000 from $112,000 for the three months ended June 30, 2004.
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
     During the three months ended June 30, 2005 and 2004, our operations from foreign subsidiaries incurred tax expense of $142,000 and $4,000 respectively, that the company can not offset by utilizing its net operating. losses generated in prior years.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2005 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $143.7 million as compared to $150.1 million as of March 31, 2005.
     Net cash used by operating activities was $3.2 million in the three months ended June 30, 2005, resulting from a net loss of $514,000 and $5.1 million of net changes in assets and liabilities, offset by $2.4 million of non-cash charges. The net changes in assets and liabilities included a $3.9 million decrease in accrued expenses, $2.3 million decrease in deferred revenue and $2.2 million decrease in accrued salaries and commissions offset by a $2.8 million increase in accounts receivable balances. Net cash used in operating activities was $7.4 million in the three months ended June 30, 2004, resulting from a net loss of $10.8 million offset by non-cash charges of $3.2 million and $268,000 of net changes in assets and liabilities. The net changes in assets and liabilities included a $9.0 million increase in accounts receivable balances offset by decreases in prepaids and other current assets, accounts payable, accrued expenses, accrued salaries and commission and deferred revenue.
     Net cash provided by investing activities was $10.3 million in the three months ended June 30, 2005, as compared to net cash used in investing activities of $5.5 million in the three months ended June 30, 2004. The increase in cash provided by investing activities was primarily due to net sales of $11.8 million of marketable securities for the three months ended June 30, 2005, as compared to the purchase of $3.8 million of marketable securities for the three months ended June 30, 2004. Capital expenditures were $1.5 million and $1.6 million in the three months ended June 30, 2005 and 2004, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since our inception, we have generally funded capital expenditures through the use of capital leases and working capital.
     Net cash provided by financing activities was $641,000 and $1.7 million in three months ended June 30, 2005 and 2004, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options, net cash proceeds from Employee Stock Purchase Plan (“ESPP”) common stock issuances and net cash proceeds from short-term borrowings by our Japanese subsidiary, offset by payments on capital leases and short-term borrowings. Net cash proceeds from exercises of stock options were $210,000 and $634,000 in the three months ended June 30, 2005 and 2004, respectively. Net cash proceeds from ESPP common stock issuances were $609,000 and $1.2 million in three months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2004, net cash proceeds from short-term borrowings by our Japanese subsidiary were $2.6 million and payments on short-term borrowings by our Japanese subsidiary were $2.5 million. As of June 30, 2005 and 2004, our Japanese subsidiary had, respectively, $0 and $2.6 million in short-term borrowings outstanding. Payments on capital leases were $178,000 and $311,000 in the three months ended June 30, 2005 and 2004, respectively.

     As of June 30, 2005, we had an operating line of credit facility to borrow up to a maximum principal amount of $20 million and an equipment loan facility to borrow up to a maximum amount of $2 million both with a maturity date of June 29, 2006. Any borrowings under the operating line of credit will bear interest at the bank’s prime rate per annum and any borrowings under the equipment loan facility will bear interest at either 8% or a floating rate equal to the bank’s prime rate plus 1%. We may borrow the entire $20 million operating line of credit as long as domestic cash and cash equivalent balances are at least $85 million otherwise, borrowings under this note are limited to 80% of eligible accounts receivable. As of June 30, 2005, there were no borrowings outstanding under the operating line of credit facility or equipment line of credit facility. In connection with the line of credit, we have letters of credit totaling approximately $2.6 million related to office leases.
     We believe that our existing working capital and our operating line of credit facility and equipment loan facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. However, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.
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
     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. A significant reason for these fluctuations is variation in the level of our quarterly revenue — especially the amount of license revenue we recognize in a quarter — which is difficult to predict with certainty and which varies depending on a number of factors. These fluctuations may cause quarter-to-quarter or year-to-year comparisons of our financial results not to be reliable indicators of our future revenue, license revenue or operating results. If our quarterly or annual total revenue, license revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or securities analysts, there could be a material adverse effect on the market price of webMethods’ common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:
•	changes in demand for our software products and services;

•	the timing and terms of large transactions with customers;

•	the spending environment for business integration and optimization solutions;

•	competitive pressures;

•	fluctuations in the revenue and license revenue of our geographic regions;

•	our ability to execute on our business strategy and sales strategies;

•	a low number of quota bearing sales representatives experienced with our solutions, software products and sales processes;

•	the timing and amount of revenue from acquired technologies or businesses;

•	the amount and timing of operating expenses and the success of attempts to increase expense efficiency and, for purposes of operating results determined in accordance with accounting principals generally accepted in the United States, the timing and amount of non-recurring or non-cash charges;

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
     We forecast our future total revenue and license revenue and operating results based upon information from our sales organization, finance and accounting department and other groups within our organization. The information on which our forecasts are based reflect expectations of future performance, beliefs regarding continuation of trends and anticipated future achievements, which involve elements of speculation and are subject to a number of risks and uncertainties that we attempt to articulate for investors and securities analysts. We may fail accurately to forecast our future total revenue or license revenue due to a number of factors, including changes in customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, fluctuations in the total revenue and license revenue of our geographic regions, our ability to execute on our business strategy and sales strategies, a low number of quota bearing sales representatives experienced with our solutions, software products and sales processes, the timing and amount of revenue from acquired technologies or businesses, delays in the availability of new products or new releases of existing products, changes that we may make in our business, operations and infrastructure, seasonal factors or major, unanticipated events.
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
     The market price for webMethods’ common stock has experienced significant fluctuation over the years and may continue to do so. From our initial public offering in February 2000 until August 5, 2005, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $3.96. In addition to our quarterly total revenue, license revenue or operating results, this volatility in the market price for webMethods’ common stock may be affected by a number of other factors, including:
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
     The markets for business integration solutions, Service-Oriented Architecture (“SOA”) capabilities, Business Activity Monitoring (“BAM”) and Business Process Management (“BPM”) solutions and Composite Application Framework (“CAF”) capabilities are rapidly changing and intensely competitive. There are a variety of methods available to integrate software applications, monitor and optimize business processes and workflows, provide SOA, enable Web services and provide customers the capabilities to run, manage and optimize their enterprise. We expect that competition will remain intense as the number of entrants and new technologies increases. We do not know if our markets will widely adopt and deploy our SOA technology, our webMethods Fabric product suite or other solutions we offer or have announced. If our technology, software and solutions are not widely adopted by our markets or if we are not able to compete effectively against current or future competitors, our business, operating results and financial condition may be harmed.
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
     Our ability to achieve revenue growth and profitability of our business depends on the overall demand for business integration and optimization software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for business integration and optimization solutions, in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger license transactions. Those situations may cause a decrease in our license revenue and total revenue. A decrease in demand for our software and services caused, in part, by a continued weakening of the economy, domestically or internationally, may result in a decrease in our revenue and growth rates. In that event, we could fail to achieve our prior public forecasts of revenue and operating results or otherwise fail to satisfy the expectations of investors or securities analysts, which could have a significant adverse effect on the market price of webMethod’s common stock.
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
     During much of our history, we have sustained losses from operations. For a number of reasons described in other factors listed here, we may not be able to achieve our anticipated levels of total revenue and license revenue or to control our operating expenses, which could prevent us from achieving our forecasts of operating results, including sustaining profitability on a pro forma basis or returning to and sustaining profitability on a GAAP basis. That situation could have a material adverse effect on the market price of webMethods’ common stock. Further, the expensing of stock options in the future could add significant costs that may impede or delay our ability to return to and maintain profitability on a GAAP basis. If we do not generate sufficient revenue to achieve and maintain income from operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings.
The Sarbanes-Oxley Act of 2002 requires that we undertake periodic evaluations of our internal control over financial reporting, which may identify material weaknesses that could harm our reputation and impact the market price of webMethods’ common stock.
     The Sarbanes-Oxley Act of 2002 requires that our management establish and maintain internal control over financial reporting and periodically assess the effectiveness of our internal control over financial reporting and report the results of such assessment. Our management recently assessed the effectiveness of our internal control over financial reporting at June 30, 2005 and concluded, based upon their assessment, that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We cannot predict the outcome of our assessments in future periods. If our management concludes in the future that our internal control over financial reporting is not effective due to material weakness, we expect that we must then change our internal control over financial reporting to remediate such material weakness. In that situation, investors and stock analysts may lose confidence in the reliability of our financial statements, we may not be successful in effecting the necessary remediation and we may be subject to investigation or sanctions by regulatory authorities. We also expect that we will continue to identify areas of internal control over financial reporting that require improvement, and that we will continue to enhance processes and controls to address those issues, which will involve additional expense and diversion of management’s time and may impact our results of operations.
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
     Our success depends upon the continued service of key employees who are essential to our business, including our executive officers. None of our current executive officers or key employees is bound by an employment agreement for any specific term. Several of our executive officers have resigned for personal or health reasons, and we have filled those positions or are recruiting for replacements. The loss of any key executive officers or key employees could potentially impede our ability to execute effectively on our business strategy and could also potentially harm our operating results or financial condition. Our future success will also depend in large part on our ability to attract and retain qualified executives and experienced technical, sales, professional services, marketing and management personnel.
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
     The Financial Accounting Standards Board has adopted SFAS 123R, “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (such as employee stock options and participation in our employee stock purchase plan) and record such compensation costs in our consolidated financial statements beginning in our three month period ending June 30, 2006. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (“ESPP”). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 14 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in webMethods’ Form 10-K for the fiscal year ended March 31, 2005. Although we have not completed our evaluation of the impact of SFAS 123R, we expect that it will have a material adverse impact on our results of operations by increasing our operating expenses and reducing our net income and earnings per share, which we expect to significantly impair our ability to return to and sustain profitability on a GAAP basis. That impact could have a material adverse effect on the market price of webMethods’ common stock. In addition, to the extent SFAS 123R makes it more difficult or costly to issue stock option grants to our executive officers and employees, we may be forced to alter our stock-based compensation plans in ways that reduce potential benefits to our employees and impede our ability to attract, retain and motivate executive officers and key personnel, which could adversely affect our business.
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
     Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of June 30, 2005, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.
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
     Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting. There was no change in our internal controls over financial reporting that occured during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     From time to time, webMethods is involved in other disputes and litigation in the normal course of business.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
3.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended

3.2(2)	Amended and Restated Bylaws of webMethods, Inc.

4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock

4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company

10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended

10.3(3)	Employee Stock Purchase Plan

10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors

10.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers

10.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents

10.7(8)	Form of Stock Option Agreement for stock option grants to directors

10.8(7)	Form of notice of grant of stock option

10.9 (9)	Deferred Compensation Plan for Directors, as amended

10.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1* #	Section 1350 Certification of Chief Executive Officer

32.2* #	Section 1350 Certification of Chief Accounting Officer

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

(9)	Incorporated by reference to webMethods’ definitive proxy statement dated July 29, 2005 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.

	By:	/s/ DAVID MITCHELL

David Mitchell
President and Chief Executive Officer

Date: August 9, 2005

	By:	/s/ MARK WABSCHALL

Mark Wabschall
Senior Vice President and Chief Accounting Officer

Date: August 9, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended

3.2(2)	Amended and Restated Bylaws of webMethods, Inc.

4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock

4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company

10.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended

10.3(3)	Employee Stock Purchase Plan

10.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors

10.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers

10.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents

10.7(8)	Form of Stock Option Agreement for stock option grants to directors

10.8(7)	Form of notice of grant of stock option

10.9 (9)	Deferred Compensation Plan for Directors, as amended

10.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Accounting Officer

32.1* #	Section 1350 Certification of Chief Executive Officer

32.2* #	Section 1350 Certification of Chief Accounting Officer

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

(9)	Incorporated by reference to webMethods’ definitive proxy statement dated July 29, 2005 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.