Form 10-Q
period 2005-09-30
WEBMETHODS INC
filed 2005-11-09
CIK 1035096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Quarterly Period Ended September 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).          Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
      As of November 7, 2005, there were outstanding 53,682,724 shares of the registrant’s Common Stock.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2005	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,130	$57,209
Marketable securities available for sale	58,891	78,332
Accounts receivable, net of allowance of $887 and $1,862	41,213	47,326
Prepaid expenses and other current assets	6,219	6,401

Total current assets	195,453	189,268
Marketable securities available for sale	—	14,513
Property and equipment, net	10,762	10,342
Goodwill	46,704	46,704
Intangibles assets, net	7,192	8,390
Other assets	4,686	6,127

Total assets	$264,797	$275,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,835	$8,673
Accrued expenses	12,431	16,506
Accrued salaries and commissions	9,381	12,219
Deferred revenue	39,847	43,055
Current portion of capital lease obligations	406	475

Total current liabilities	69,900	80,928
Capital lease obligations, net of current portion	113	139
Other long-term liabilities	3,133	3,374
Long-term deferred revenue	4,714	6,371

Total liabilities	77,860	90,812

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,653,038 and 53,346,623 shares issued and outstanding	537	533
Additional paid-in capital	526,442	524,487
Deferred warrant charge	(1,649)	(2,480)
Accumulated deficit	(338,180)	(340,224)
Accumulated other comprehensive gain (loss)	(213)	2,216

Total stockholders’ equity	186,937	184,532

Total liabilities and stockholders’ equity	$264,797	$275,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME OR LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except share and per share data)
Revenue:
License	$19,390	$23,851	$37,857	$38,657
Professional services	11,326	12,077	23,009	24,601
Maintenance	18,452	14,838	36,037	29,445

Total revenue	49,168	50,766	96,903	92,703

Cost of revenue:
Amortization of intangibles	599	599	1,198	1,198
License	271	245	485	865
Professional services and maintenance	13,481	14,280	27,035	28,553

Total cost of revenue	14,351	15,124	28,718	30,616

Gross profit	34,817	35,642	68,185	62,087

Operating expenses:
Sales and marketing	17,051	20,587	34,326	42,362
Research and development	10,126	10,820	21,244	21,870
General and administrative	5,401	4,868	11,615	9,941
Restructuring costs	431	2,756	719	2,756

Total operating expenses	33,009	39,031	67,904	76,929

Operating income (loss)	1,808	(3,389)	281	(14,842)
Other income (expense)
Interest income	1,019	532	1,979	1,085
Interest expense	(46)	(29)	(63)	(56)
Other income (expense)	20	(116)	232	(4)
Impairment of equity investment in private company	—	(1,057)	—	(1,057)

Income (loss) before income taxes	2,801	(4,059)	2,429	(14,874)
Provision for income taxes	243	65	385	69
Net income (loss)	$2,558	$(4,124)	$2,044	$(14,943)

Basic and diluted net income (loss) per common share	$0.05	$(0.08)	$0.04	$(0.28)

Weighted average shares used in computing per share amounts:
Basic	53,609,637	53,088,527	53,492,483	52,958,538

Diluted	54,304,756	53,088,527	53,854,784	52,958,538

Comprehensive income (loss):
Net income (loss)	$2,558	$(4,124)	$2,044	$(14,943)
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale	(2)	111	137	(318)
Foreign currency cumulative translation adjustment	(455)	354	(2,565)	(276)

Total comprehensive income (loss)	$2,101	$(3,659)	$(384)	$(15,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,044	$(14,943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,776	3,243
(Recovery of) provision for doubtful accounts	(376)	241
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	1,352	1,322
Amortization of acquired intangibles	1,198	1,198
Amortization of deferred rent	(229)	—
Impairment of equity investment in private company	—	1,057
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	5,514	952
Prepaid expenses and other current assets	85	(1,598)
Other assets	1,315	980
Accounts payable	(523)	(1,866)
Accrued expenses and other liabilities	(3,875)	(1,851)
Accrued salaries and commissions	(2,613)	149
Deferred revenue	(3,725)	911
Other liabilities	(73)	—

Net cash provided by (used in) operating activities	2,870	(10,205)

Cash flows from investing activities:
Purchases of property and equipment	(3,039)	(2,660)
Net maturities of marketable securities available for sale	34,091	874

Net cash provided by (used in) investing activities	31,052	(1,786)

Cash flows from financing activities:
Short-term borrowings	—	3,533
Payments on short-term borrowings	—	(4,284)
Payments on capital leases	(336)	(547)
Proceeds from exercise of stock options and stock issued under the ESPP	1,438	1,882

Net cash provided by financing activities	1,102	584

Effect of exchange rate on cash and cash equivalents	(3,103)	(473)

Net increase (decrease) in cash and cash equivalents	31,921	(11,880)
Cash and cash equivalents at beginning of period	57,209	75,462

Cash and cash equivalents at end of period	$89,130	$63,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.     BASIS OF PRESENTATION
      The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, “webMethods” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months or six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

2.	PRO FORMA STOCK-BASED COMPENSATION
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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for the three months and six months ended September 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$2,558	$(4,124)	$2,044	$(14,943)
Add: Stock-based compensation expense determined under the intrinsic value method	30	—	30	—
Less: Stock-based compensation expense determined under fair value method	(4,759)	(9,173)	(8,787)	(19,615)

Net loss attributable to common stockholders, pro forma	$(2,171)	$(13,297)	$(6,713)	$(34,558)

Basic and diluted net income (loss) per common share, as reported	$0.05	$(0.08)	$0.04	$(0.28)
Basic and diluted net loss per common share, pro forma	$(0.04)	$(0.25)	$(0.13)	$(0.65)

3.	COMPUTATION OF NET INCOME OR LOSS PER SHARE
      The Company’s net income or loss per share calculation for basic and diluted is based on the weighted average number of common shares outstanding. There are no reconciling items in the numerator and denominator of the Company’s net loss per share calculation. Employee stock options of 695,119 and 362,301 for the three months and six months ended September 30, 2005 have been included in the net income per share calculation because their effect is dilutive. Employee stock options and warrants of 367,551 and 536,711 for the three and six months ended September 30, 2004, have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (UNAUDITED)

	Six Months
	Ended
	September 30,

	2005	2004

	(In thousands)
Cash paid during the period for interest	$63	$67

Non-cash investing and financing activities:
Equipment purchased under capital lease	$270	$—

Change in net unrealized gain or (loss) on marketable securities	$137	$(318)

5.	SEGMENT INFORMATION
      The Company conducts operations worldwide and is primarily managed on a geographic basis with those geographic segments being the Americas, Europe/ Middle East/ Africa (“EMEA”), Japan and Asia Pacific regions. Revenue is primarily attributable to the region in which the contract is signed and the product is deployed. Information regarding geographic areas is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

Revenue	2005	2004	2005	2004

	(In thousands)
Americas	$30,862	$32,540	$61,030	$58,090
EMEA	12,110	10,513	22,919	18,286
Japan	2,745	4,869	5,316	9,665
Asia Pacific	3,451	2,844	7,638	6,662

Total	$49,168	$50,766	$96,903	$92,703

	As of	As of
	September 30,	March 31,
Long Lived Assets	2005	2005

	(In thousands)
Americas	$65,778	$67,572
EMEA	1,558	1,852
Japan	1,295	1,509
Asia Pacific	713	630

Total	$69,344	$71,563

6.	RESTRUCTURING AND RELATED CHARGES
      The Company has recorded restructuring and related charges to align its cost structure with changing market conditions. During the three and six months ended September 30, 2005, the Company recorded restructuring costs of $431,000 and $719,000, respectively, consisting primarily of severance and related benefits.
      During the year ended March 31, 2005, the Company recorded restructuring and related charges of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of the Company’s headquarters. The estimated excess facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable lease rates. The Company reassesses this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact the operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. In connection with the lease on the new headquarters facility, the Company

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received certain rent abatements and allowances totaling approximately $3.1 million as of March 31, 2005 and will receive additional incentives totaling $2.0 million through December 2007. Such rent abatements and allowances are deferred and will be amortized as a reduction to rent expense over the 11-year term of the lease. For the three months and six months ended September 30, 2005, the Company amortized $114,000 and $229,000, respectively, as a reduction to rent expense.
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
      As of September 30, 2005 and March 31, 2005, respectively, $3.7 million and $4.4 million of restructuring charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.
      The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of September 30, 2005.

	Excess			Severance
	Facilities	Excess	Excess	And
	Santa Clara, CA	Facilities	Facilities	Related
	and Fairfax, VA	Berkeley, CA	Fairfax, VA	Benefits	Total

Balance at March 31, 2005	$534	$1,007	$2,900	$—	$4,441

First quarter fiscal 2006 charges	—	—	—	288	288
Cash payments made in first quarter of fiscal 2006	(43)	(91)	(124)	(246)	(504)
Second quarter fiscal 2006 charges	—	—	—	431	431
Cash payments made in second quarter of fiscal 2006	(43)	(82)	(546)	(264)	(935)

Balance at September 30, 2005	$448	$834	$2,230	$209	$3,721

7.     BORROWINGS
      The Company has a line of credit agreement with a bank to borrow up to a maximum principal amount of $20 million and a $2 million equipment line of credit facility both with a maturity date of June 29, 2006.
      The Company may borrow the entire $20 million operating line of credit as long as domestic cash and cash equivalent balances are at least $85 million; otherwise, borrowings under this note are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. Borrowings under the equipment line of credit will bear interest at a fixed 8% rate or prime plus 1%, at the Company’s option and will be repaid over 36 months. The agreement for both line of credit facilities include restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At September 30, 2005, the Company was in compliance with these covenants.
      As of September 30, 2005, the Company had not borrowed against the operating line of credit facility or the equipment line of credit facility. In connection with the operating line of credit agreement, the Company has obtained letters of credit totaling approximately $2.6 million related to office leases.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, (i) projections of financial performance or financial results, including items such as revenue, costs or expense, cost savings, margins, income or loss, earnings or loss per share, continued profitability, capital expenditures, cash requirements or other financial items or metrics, the impact of expenses on levels of cash and marketable securities, sufficiency of working capital and projections regarding the market for the Company’s current and anticipated software offerings, (ii) statements of the plans or objectives of the Company or its management, including the development or enhancement of software, dates of availability of new products and new releases of existing products, competitive strategies and the impact of competition, development and continuation of strategic partnerships and alliances, contributions to future financial performance of any of our new or existing products, technologies or businesses, contribution to our financial performance by business partners, implementation and effect of sales and marketing initiatives by webMethods, strength of results from geographic or specific vertical markets and allocation of resources to those markets, predictions of the timing and type of customer or market reaction to those initiatives or our product offerings, the ability to control expenses or achieve projected expense levels, future hiring, webMethods’ business strategy and the execution on it and actions by customers and competitors, (iii) statements of future economic performance, economic conditions or the impact of recent changes in accounting standards and (iv) assumptions underlying any of the foregoing. In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue,” the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed below under the caption “Factors That May Affect Future Operating Results” and in the “Business” discussion contained in Item 1 of our Form 10-K for the year ended March 31, 2005 under the caption “Factors That May Affect Future Operating Results”. In addition, the following discussion should be read in conjunction with the consolidated financial statements and related notes of the Company appearing elsewhere in this Form 10-Q and our Form 10-K for the year ended March 31, 2005. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
OVERVIEW
Background
      We are a leading provider of business integration and optimization software. Our solutions enable organizations to deliver strategic applications to the business faster while allowing them to understand what is happening with their business in real-time and to predict what can be expected to happen. webMethods calls this “Business Process Productivity”, which we use to describe the desire of organizations to increase the efficiency of their activities, improve the ability of the enterprise to adapt to changing market conditions, and create competitive advantage through a focus on the business processes that run their organizations. We believe that our primary offering, the webMethods Fabrictm product suite, is the only business integration and optimization suite on the market developed specifically to address the diverse and comprehensive requirements to achieve Business Process Productivity.
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
      We market and sell our products and solutions primarily to the largest 2,000 corporations worldwide (the “Global 2000”) and major government agencies. We license software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major system integrators with whom we have strategic alliances, other partners and distributors and, to a lesser extent, resellers. We license our software primarily on a perpetual basis. As of September 30, 2005, we had more than 1,300 customers around the world, distributed across our target verticals in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
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

Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the credit-worthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, each customer’s specific experience including payment practices and history, inquiries, and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2005 and 2004, the allowance for doubtful accounts was $887,000 and $1.9 million, respectively.

Business Combinations
      We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development (IPR&D) based on their estimated fair values. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.
      Critical estimates in valuing certain of the intangible assets and subsequently assessing the realizability of such assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts, and acquired developed technologies and IPR&D projects, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
      Other estimates associated with the accounting for these acquisitions and subsequent assessment of impairment of the assets may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

Foreign Currency Effects
      The functional currency for our foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in other comprehensive income or loss. To the extent assets and liabilities of the foreign operations are realized or the foreign operations are expected to pay back the intercompany debt in the foreseeable future, foreign currency effects previously reported in other comprehensive income or loss would prospectively be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses are included in net income or loss in the period in which they occur.

Accounting for Income Taxes
      Although we believe that our future taxable income may be sufficient to utilize a substantial amount of the benefits of our net operating loss carryforwards and to realize our deferred tax assets, we have recorded a valuation allowance to completely offset the carrying value of the deferred tax assets as we have concluded that the realization of the deferred tax assets does not meet the “more likely than not” and “foreseeable future” criteria. If we should determine that we would be able to realize our deferred tax assets in the foreseeable future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the three months and six months ended September 30, 2005 and 2004 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
Total revenue	$49,168	$50,766	(3)%	$96,903	$92,703	5%
Gross profit	34,817	35,642	(2)%	68,185	62,087	10%
% of total revenue	71%	70%		70%	67%
Total operating expenses	33,009	39,031	(15)%	67,904	76,929	(12)%
% of total revenue	67%	77%		70%	83%
Operating income (loss)	1,808	(3,389)	*	281	(14,842)	*
% of total revenue	4%	(7)%		—%	(16)%
Net income (loss)	$2,558	$(4,124)	*	$2,044	$(14,943)	*
% of total revenue	5%	(8)%		2%	(16)%

*	Not applicable.
      Total revenue decreased by $1.6 million, or 3%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to a decrease in license and professional services revenue. For the six months ended September 30, 2005, total revenue increased by $4.2 million, or 5%, compared to the six-month period in the prior year due primarily to an increase in maintenance revenue.
      We recorded net income of $2.6 million for the three months ended September 30, 2005, which was a $6.7 million improvement from our net loss of $4.1 million in the three months ended September 30, 2004. This result was due primarily to decreases of approximately $6.0 million in operating expenses and $773,000 in cost of revenue and a $487,000 increase in interest income, which were partially offset by a $1.6 million decrease in total revenue, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. For the six months ended September 30, 2005, we recorded net income of $2.0 million, which was a $16.9 million improvement from our net loss of $14.9 million in the prior year period. This result was due primarily to a $9.0 million decrease in operating expenses, an increase of approximately $4.2 million in total revenue and an increase of $894,000 in interest income in the six months ended September 30, 2005 compared to the six months ended September 30, 2004. The three months ended September 30, 2005 represented the first quarter in which we recorded positive earnings per share. Total quarterly expenses in the three months ended September 30, 2005 were the lowest since the Company’s initial public offering in February 2000. Foreign currency fluctuations had an insignificant impact on net income in the three months and six months ended September 30, 2005.
Revenue
      The following table summarizes our revenue for three months and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Six Months Ended September 30,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
License	$19,390	$23,851	(19)%	$37,857	$38,657	(2)%
Professional services	11,326	12,077	(6)%	23,009	24,601	(6)%
Maintenance	18,452	14,838	24%	36,037	29,445	22%

Total revenue	$49,168	$50,766	(3)%	$96,903	$92,703	5%

      The following table summarizes the Company’s revenue by geographic region for the three months and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Six Months Ended September 30,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
Americas	$30,862	$32,540	(5)%	$61,030	$58,090	5%
EMEA	12,110	10,513	15%	22,919	18,286	25%
Japan	2,745	4,869	(44)%	5,316	9,665	(45)%
Asia Pacific	3,451	2,844	21%	7,638	6,662	15%

Total revenue	$49,168	$50,766	(3)%	$96,903	$92,703	5%

      Total revenue decreased $1.6 million, or 3%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to decreases of approximately $4.5 million in license revenue and $751,000 in professional services revenue, which were partially offset by an approximately $3.6 increase in maintenance revenue. In the six months ended September 30, 2005, total revenue increased by $4.2 million, or 5%, due primarily to an approximately $6.6 million increase in maintenance revenue, which was partially offset by a $1.6 million decrease in professional services revenue and an $800,000 decrease in license revenue. Foreign currency fluctuations had an insignificant impact on total revenue in the three months ended September 30, 2005 and a positive impact of $499,000 in the six months then ended.
      In the three months ended September 30, 2005, revenue from the Americas decreased by $1.7 million, or 5%, compared to the three months ended September 30, 2004 primarily due to a number of large transactions recorded in the three months ended September 30, 2004 that we were unable to close at the end of the preceding quarter, which increased revenue in the three months ended September 30, 2004. International revenue accounted for 37% of our total revenue in the three months ended September 30, 2005, as compared to 36% in the three months ended September 30, 2004. In the six months ended September 30, 2005, revenue from the Americas increased $2.9 million, or 5%, compared to the six months ended September 30, 2004, and international revenue increased $1.3 million, or 4%. International revenue accounted for 37% of our total revenue in the six months ended September 30, 2005 and 2004. Strength in the Americas was attributable in part to growth in our Federal Government business, and growth in international revenue was attributable primarily to growth in our EMEA region, which was partially offset by declines in our Japanese business in connection with management turnover and changes in the business of our Japanese subsidiary related to the internal investigation we disclosed earlier in 2005.

      License revenue decreased by approximately $4.5 million, or 19%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to a number of large transactions recorded in the three months ended September 30, 2004 that we were unable to close at the end of the preceding quarter, which increased license revenue in the three months ended September 30, 2004. In the six months ended September 30, 2005, license revenue decreased by $800,000, or 2%, compared to the six months ended September 30, 2005. This 2% decline was due to our Japanese business, which was impacted by management turnover and other changes in the business of our Japanese subsidiary related to the internal investigation we disclosed earlier in 2005 and which has not yet recovered to its historical license revenue levels. License revenue from the Americas and our EMEA region grew in the first half of our current fiscal year compared to the first six months of the prior year. Foreign currency fluctuations had an insignificant impact on license revenue in the three months ended September 30, 2005 and a positive impact of $121,000 in the six months then ended.
      Professional services revenue decreased by $751,000, or 6%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. In the six months ended September 30, 2005, professional services revenue decreased $1.6 million, or 6%, compared to the six months ended September 30, 2004. These declines were primarily attributable to lower professional services revenue from sub-contractors as we have shifted more of this business to our systems integration partners. Foreign currency fluctuations had an insignificant impact on professional services revenue in the three months ended September 30, 2005 and a positive impact of $144,000 in the six months then ended.
      Maintenance revenue increased $3.6 million, or 24%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. In the six months ended September 30, 2005, maintenance revenue increased $6.6 million, or 22%, compared to the six months ended September 30, 2004. Our existing customers contract with us, separately from licensing our software, for when-and-if-available software upgrades and technical support of software they have licensed from us. As our customers generally continue to subscribe for maintenance and support when they are no longer required to pay license fees, we experience increases in maintenance revenue (unlike license revenue) as the cumulative number of licensed copies of our software increase. The increases in maintenance revenue in the three months and six months ended September 30, 2005 were due primarily to the increase in the total number of copies of our software licensed to customers, the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement, and the increased number of customers subscribing for 24 × 7 support plans, which involve somewhat higher prices than standard support plans. Foreign currency fluctuations had an insignificant impact on maintenance revenue in the three months ended September 30, 2005 and a positive impact of $234,000 in the six months then ended.
Gross Profit
      The following table summarizes the Company’s gross profit by type of revenue:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

License margin	96%	96%	96%	95%
Professional services and maintenance margin	55%	47%	54%	47%
Gross margin	71%	70%	70%	67%
      Total gross profit increased to 71% in the three months ended September 30, 2005 from 70% in the three months ended September 30, 2004 due primarily to an increase in maintenance revenue, as well as a decrease in our cost of professional services and maintenance principally as a result of decreased subcontractor costs. In the six months ended September 30, 2005, total gross profit increased to 70% compared to 67% in the six months ended September 30, 2004 due primarily to an increase in maintenance revenue, as well as a decrease in our cost of licenses and our cost of professional services and maintenance principally as a result of decreased subcontractor costs. Foreign currency fluctuations had an insignificant impact on cost of revenue and total gross profit in the three months ended September 30, 2005 and a negative impact of $205,000 on cost of revenue and a positive impact of $294,000 on total gross profit in the six months then ended.

      Our cost of license revenue consists of royalties for products embedded in our software licensed from third parties and amortization of acquired technology. Our gross profit on license revenue was 96% in the three months ended September 30, 2005 and 2004. In the six months ended September 30, 2005, our gross profit on license revenue increased to 96% from 95% in prior year period. The increase in license gross profit was due to a decrease in the fees we paid for third-party software embedded in or licensed with our software products.
      Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services was approximately 55% and 47% in the three months ended September 30, 2005 and 2004, respectively. The increase in gross profit was due to a $3.6 million increase in maintenance revenue and a decrease in the cost of professional services and maintenance primarily due to a $2.5 million decrease in subcontractor costs. In the six months ended September 30, 2004, our gross profit on maintenance and services increased to 54% from 47% in the prior year period. The increase in gross profit was due to a $6.6 million increase in maintenance revenue and a decrease in the cost of professional services and maintenance due to a $3.8 million decrease in subcontractor costs.
Operating Expenses
      The following table presents certain information regarding the Company’s operating expenses during the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Six Months Ended September 30,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
Operating expenses:
Sales and marketing	$17,051	$20,587	(17)%	$34,326	$42,362	(19)%
% of Total revenue	35%	41%		35%	46%
Research and development	10,126	10,820	(6)%	21,244	21,870	(3)%
% Total revenue	21%	21%		22%	24%
General and administrative	5,401	4,868	11%	11,615	9,941	17%
% of Total revenue	11%	10%		12%	11%
Restructuring charges	431	2,756	(84)%	719	2,756	(74)%
% of Total revenue	1%	5%		1%	3%
Total operating expenses	$33,009	$39,031	(15)%	$67,904	$76,929	(12)%
% of Total revenue	67%	77%		70%	83%
      Our operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs. Our sales and marketing expenses also include expenses which are specific to the sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs, costs of collateral and amortization of deferred warrant charge.
      In the three months ended September 30, 2005, our operating expenses decreased $6.0 million, or 15%, from the three months ended September 30, 2004. In the six months ended September 30, 2005, our operating expense decreased $9.0 million, or 12%, from the six months ended September 30, 2005. Those decreases were due primarily to a substantial reduction in both sales and marketing expense and restructuring charges, which was partially offset by an increase in general and administrative expense. Our decreases in operating expenses in the three months and six months ended September 30, 2005 reflect management’s continued focus on our cost structure and management’s focus on increasing profitability and operating margins. Foreign currency fluctuations had an insignificant impact on operating expenses in the three months ended September 30, 2005 and a negative impact of $338,000 in the six months then ended.
      Sales and marketing expense declined in amount and as a percentage of total revenue in the three months and six months ended September 30, 2005 compared to the same periods ended September 30, 2004. In the three months ended September 30, 2005, sales and marketing expense decreased $3.5 million, or 17%, compared to the three months ended September 30, 2004 primarily due to decreases of approximately $1.3 million in commission expense, approximately $1.1 million in personnel costs and the associated allocated overhead costs, approximately $411,000 in sales assistance fees paid to partners, $323,000 in travel expenses, $207,000 in marketing program costs and $151,000 in professional services expenses. The decrease in personnel costs and the associated allocated overhead costs was due primarily to our realignment of our sales and marketing organization, in which we have had a net decrease in sales and marketing headcount despite adding 20 quota-bearing sales representatives. The decreases in travel expenses and marketing program costs were due primarily to our continued efforts in cost control. In the six months ended September 30, 2005, sales and marketing expense decreased $8.0 million, or 19%, compared to the six months ended September 30, 2004 primarily due to decreases of approximately $3.8 million in personnel costs and the associated allocated overhead costs, $1.2 million in commission expense, $768,000 in travel expense and $702,000 in sales assistance fees paid to partners, $578,000 in professional services expenses and $444,000 in marketing programs costs. The decrease in personnel costs and associated allocated overhead was due primarily to our realignment of our sales and marketing organization, and the decreases in travel expenses, marketing program costs and professional services were due primarily to our continued focus on cost controls. Sales and marketing expense included amortization of deferred warrant charge of $661,000 in the three months ended September 30, 2005 and 2004 and $1.3 million in the six months ended September 30, 2005 and 2004. Deferred warrant charge was recorded as a result of a warrant issued in connection with an OEM/ Reseller agreement with i2 Technologies (i2) in March 2001; that warrant, as amended, permits i2 to purchase 710,000 shares of webMethods, Inc. We expect amortization of deferred warrant charge to terminate at the end of March 2006. Foreign currency fluctuations had an insignificant impact on sales and marketing expense in the three months ended September 30, 2005 and a negative impact of $328,000 in the six months then ended.
      Research and development expense declined in amount in three-month and six-month periods ended September 30, 2005 compared to the same periods ended September 30, 2004. In three months ended September 30, 2005, research and development expense decreased $694,000, or 6%, compared to the three months ended September 30, 2004 primarily due to decreases of approximately $1.0 million in personnel costs and the associated allocated overhead costs and $107,000 in travel expense, which were partially offset by a $401,000 increase in professional services costs. The decrease in personnel costs and associated allocated overhead was due primarily to our realignment of our product development organization and our transfer of certain functions to our development center in India. At September 30, 2005, approximately 15% of our research and development staff were located at our development center in India. Research and development expense in six months ended September 30, 2005 decreased $626,000, or 3%, compared to the six months ended September 30, 2004 primarily due to decreases of approximately $1.3 million in personnel costs and the associated allocated overhead costs and $125,000 in travel expense, which were partially offset by a $801,000 increase in professional services costs. Foreign currency fluctuations had an insignificant impact on research and development expense in the three months and six months ended September 30, 2005.
      General and administrative expense increased in amount and as a percentage of total revenue in the three-month and six-month periods ended September 30, 2005 compared to the same periods in 2004. In the three months ended September 30, 2005, general and administrative expenses increased $533,000, or 11%, compared to the three months ended September 30, 2004 primarily due to increases of $662,000 in legal and other professional services costs, $332,000 in personnel costs and the associated allocated overhead costs and $145,000 in recruiting expenses, partially offset by decreases of $321,000 in accounting fees and $271,000 in bad debt expense. Legal and other professional services costs and personnel costs increased primarily as a results of costs related to legal investigations and compliance matters and increased staffing and use of consultants to assist in the documentation and testing of internal controls as required by the Sarbanes-Oxley Act of 2002. General and administrative expense for the six months ended September 30, 2005 increased $1.7 million, or 17%, compared to the six months ended September 30, 2004 primarily due to increases of $1.3 million in legal and other professional services costs, $674,000 in personnel costs and the associated allocated overhead costs and $260,000 in recruiting expenses, which was partially offset by a $618,000 decrease in bad debt expense. Foreign currency fluctuations had an insignificant impact on general and administrative expense in the three months and six months ended September 30, 2005.

      We have incurred restructuring costs to align our cost structure with changing market conditions. Restructuring costs decreased in both amount and as a percentage of total revenue in the three months and six months ended September 30, 2005 compared to the same periods in 2004. During the three months and six months ended September 30, 2005, the Company recorded restructuring costs of $431,000 and $719,000, respectively, consisting primarily of severance and related benefits. Restructuring costs recorded during both the three months and six months ended September 30, 2004 were $2.8 million, consisting primarily of severance and related benefits.
Interest Income
      Interest income was $1.0 million for the three months ended September 30, 2005 compared to $532,000 for the prior year period. For the six months ended September 30, 2005, interest income was $2.0 million compared to $1.1 million for the prior year period. These increases were attributable to higher interest rates on corporate paper, bonds and money market funds compared to those in the same period of the prior year and increased cash balances in the three and six months ended September 30, 2005, compared to those in the prior year periods.
Interest Expense
      Interest expense is primarily due to equipment leasing arrangements in the Americas. During the three and six months ended September 30, 2005, interest expense was $46,000 and $63,000, respectively, as compared to $29,000 and $56,000, respectively for the prior year periods.
Other Income (Expense), Net
      Other income (expense), net includes gains and losses on foreign currency transactions. During the three and six months ended September 30, 2005, our other income was $20,000 and $232,000, respectively, compared to other expense of $116,000 and $4,000 for the prior year periods.
Income Taxes
      We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the realizability of the deferred tax assets is not currently predictable.
      As of March 31, 2005, we had net operating loss (“NOL”) carry-forwards of approximately $230 million. These NOL carry-forwards are available to reduce future taxable income and begin to expire in fiscal year 2007. The realization of benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs.
      During the three and six months ended September 30, 2005, we incurred tax expense of $243,000 and $385,000 respectively, compared to $65,000 and $69,000 for the prior year periods. The company could not offset these tax expenses by utilizing its NOLs generated in prior years.
LIQUIDITY AND CAPITAL RESOURCES
      As of September 30, 2005 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $148.0 million as compared to $150.1 million as of March 31, 2005.
      Net cash provided by operating activities was $2.9 million in the six months ended September 30, 2005, representing an improvement of $13.1 million over the use of $10.2 million of net cash in operating activities in the six months ended September 30, 2004. Net cash provided by operating activities in the six months ended September 30, 2005 resulted from net income of $2.0 million and $4.7 million of non-cash charges, offset by $3.9 million of net changes in assets and liabilities. The net changes in assets and liabilities included a $5.5 million increase in accounts receivable and $1.3 million increase in other assets offset by a $3.9 million decrease in accrued expenses and other liabilities, $3.7 million decrease in deferred revenue and a $2.6 million decrease in accrued salaries and commissions. Net cash used in operating activities was $10.2 million in the six months ended September 30, 2004, resulting from a net loss of $14.9 million and $2.3 million of net changes in assets and liabilities, offset by $7.1 million of non-cash charges. The net changes in assets and liabilities included a $1.9 million decrease in accounts payable, $1.9 million decrease in accrued expenses and other liabilities and $1.6 million decrease in prepaid expenses and other assets offset by $980,000 increase in other assets, $952,000 increase in accounts receivable and $911,000 increase in deferred revenue.
      Net cash provided by investing activities was $31.1 million in the six months ended September 30, 2005, as compared to net cash used in investing activities of $1.8 million in the six months ended September 30, 2004. The increase in cash provided by investing activities was primarily due to net sales of $34.1 million of marketable securities for the six months ended September 30, 2005, as compared to the net sales of $874,000 of marketable securities for the six months ended September 30, 2004. Capital expenditures were $3.0 million and $2.7 million in the six months ended September 30, 2005 and 2004, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since our inception, we have generally funded capital expenditures through the use of capital leases and working capital.
      Net cash provided by financing activities was $1.1 million and $584,000 in six months ended September 30, 2005 and 2004, respectively. These cash flows primarily reflect net cash proceeds from exercises of stock options, net cash proceeds from Employee Stock Purchase Plan (“ESPP”) common stock issuances and net cash proceeds from short-term borrowings by our Japanese subsidiary, offset by payments on capital leases and short-term borrowings. Net cash proceeds from exercises of stock options were $829,000 and $697,000 in the six months ended September 30, 2005 and 2004, respectively. Net cash proceeds from ESPP common stock issuances were $609,000 and $1.2 million in six months ended September 30, 2005 and 2004, respectively. During the six months ended September 30, 2004, net cash proceeds from short-term borrowings by our Japanese subsidiary were $3.5 million and payments on short-term borrowings by our Japanese subsidiary were $4.3 million. As of September 30, 2005 and 2004, our Japanese subsidiary had, respectively, $0 and $1.7 million in short-term borrowings outstanding. Payments on capital leases were $336,000 and $547,000 in the six months ended September 30, 2005 and 2004, respectively.
      We have an operating line of credit facility to borrow up to a maximum principal amount of $20 million and an equipment loan facility to borrow up to a maximum amount of $2 million both with a maturity date of June 29, 2006. Any borrowings under the operating line of credit will bear interest at the bank’s prime rate per annum and any borrowings under the equipment loan facility will bear interest at either 8% or a floating rate equal to the bank’s prime rate plus 1%. We may borrow the entire $20 million operating line of credit as long as domestic cash and cash equivalent balances are at least $85 million otherwise, borrowings under this note are limited to 80% of eligible accounts receivable. As of September 30, 2005, there were no borrowings outstanding under the operating line of credit facility or equipment line of credit facility. In connection with the line of credit, we have letters of credit totaling approximately $2.6 million related to office leases.
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

Our quarterly revenue — especially the amount of license revenue we recognize in a quarter — and operating results could fluctuate materially, which could significantly affect the market price of webMethods’ common stock.
      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. A significant reason for these fluctuations is variation in the level of our quarterly revenue — especially the amount of license revenue we recognize in a quarter — which is difficult to predict with certainty and which varies depending on a number of factors. These fluctuations may cause quarter-to-quarter or year-to-year comparisons of our financial results not to be reliable indicators of our future revenue, license revenue or operating results. If our quarterly or annual total revenue, license revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or securities analysts by a material amount, there could be a material adverse effect on the market price of webMethods’ common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	changes in demand for our software products and services;

•	the timing and terms of large transactions with customers;

•	the spending environment for business integration and optimization solutions;

•	competitive pressures;

•	fluctuations in the revenue and license revenue of our geographic regions;

•	our ability to execute on our business strategy and sales strategies within the timeframes we anticipate;

•	the number of our quota bearing sales representatives, their experience with our solutions, software products and sales processes and their capability to utilize our solution-selling approach;

•	the timing and amount of revenue from acquired technologies or businesses;

•	the amount and timing of operating expenses and the success of attempts to increase expense efficiency and, for purposes of operating results determined in accordance with accounting principals generally accepted in the United States, the timing and amount of non-recurring or non-cash charges;

•	delays in the availability of new products or new releases of existing products;

•	costs of legal compliance, including compliance with the Sarbanes-Oxley Act of 2002 and regulatory requirements and investigating allegations that may be made or resolving pending or threatened legal claims; and

•	changes that we may make in our business, operations and infrastructure.
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
      We forecast our future total revenue and license revenue and operating results based upon information from our sales organization, finance and accounting department and other groups within our organization. The information on which our forecasts are based reflect expectations of future performance, beliefs regarding continuation of trends and anticipated future achievements, which involve elements of speculation and are subject to a number of risks and uncertainties that we attempt to articulate for investors and securities analysts. We may fail accurately to forecast our future total revenue or license revenue due to a number of factors, including changes in customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, fluctuations in the total revenue and license revenue of our geographic regions, our ability to execute on our business strategy and sales strategies, changes in the number of quota bearing sales representatives and their experience with our solutions, software products and sales processes, the timing and amount of revenue from acquired technologies or businesses, delays in the availability of new products or new releases of existing products, changes that we may make in our business, operations and infrastructure, seasonal factors or major, unanticipated events.
      We also may experience delays or declines in expected total revenue or license revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, purchasing practices and requirements of prospective customers, including contract provisions or contingencies they may request, changes in demand for our software and services, changes that we may make in our business or operations, economic uncertainties, geopolitical developments or uncertainties, travel limitations, terrorist acts, actual or threatened epidemics or other major unanticipated events. These periods of slower or no growth may lead to lower total revenue or license revenue or both, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our recognition of license revenue, which in turn could cause our quarterly total revenue and operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources. Any misperception by us in the needs of our customers and prospective customers or any delay in sales of our software and services could cause our revenue and operating results to vary significantly from our prior public forecasts. Any failure to achieve our prior public forecasts could cause us to fail to satisfy the expectations of investors or securities analysts, which could have a significant adverse effect on the market price of webMethods’ common stock.

The market price of webMethods’ common stock fluctuates as a result of factors other than our quarterly total revenue, license revenue and operating results, including actions taken by or performance of our competitors, estimates and recommendations of securities analysts, industry volatility and changes to accounting rules.
      The market price for webMethods’ common stock has experienced significant fluctuation over the years and may continue to do so. From our initial public offering in February 2000 until November 5, 2005, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $3.96. In addition to our quarterly total revenue, license revenue or operating results, this volatility in the market price for webMethods’ common stock may be affected by a number of other factors, including:

•	the overall volatility of the stock market, particularly the stock prices of software and technology companies;

•	fluctuation in the levels of total revenue, license revenue and operating results of competitors;

•	changes in securities analysts’ estimates, recommendations or expectations with respect to webMethods’ business, common stock or our industry;

•	rapid developments, consolidation and technology changes within our industry; and

•	changes to accounting rules.

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
      Our ability to achieve revenue growth and profitability of our business depends on the overall demand for business integration and optimization software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for business integration and optimization solutions, in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger license transactions. Those situations may cause a decrease in our license revenue and total revenue. A decrease in demand for our software and services caused, in part, by a actual or anticipated weakening of the economy, domestically or internationally, may result in a decrease in our revenue and growth rates. In that event, we could fail to achieve our prior public forecasts of revenue and operating results or otherwise fail to satisfy the expectations of investors or securities analysts, which could have a material adverse effect on the market price of webMethods’ common stock.

We rely on strategic alliances with major system integrators and other similar relationships to promote and implement our software.
      We have established strategic relationships with system integration partners and others. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, and greatly increase our implementation and professional services delivery capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During our fiscal year 2005 and the first six months of fiscal year 2006, our systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that leverage to continue in future periods. If our relationships with our strategic business partners diminish or terminate or if we fail to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. Our partners often are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our partners, which could harm our business, our operating results and materially impact the market price of webMethods’ common stock.

Before the current fiscal year, we had a history of operating losses, and our failure to achieve and sustain profitability could impact our prospect of achieving our growth targets and have a material adverse effect on the market price of webMethods’ common stock.
      During much of our history, we have sustained losses from operations. For a number of reasons described in other factors listed here, we may not be able to achieve our anticipated levels of total revenue and license revenue or to control our operating expenses, which could prevent us from achieving our forecasts of operating results, including sustaining profitability on a GAAP basis. That situation could have a material adverse effect on the market price of webMethods’ common stock. Further, the expensing of stock options in the future is expected to add significant option compensation expense that could significantly or delay our ability to return to and maintain profitability on a GAAP basis. If we do not generate sufficient revenue to achieve and maintain income from operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings.

The Sarbanes-Oxley Act of 2002 requires that we undertake periodic evaluations of our internal control over financial reporting, which may identify material weaknesses that could harm our reputation and impact the market price of webMethods’ common stock.
      The Sarbanes-Oxley Act of 2002 requires that our management establish and maintain internal control over financial reporting and annually assess the effectiveness of our internal control over financial reporting and report the results of such assessment. Our management assessed the effectiveness of our internal control over financial reporting at March 31, 2005 and concluded, based upon their assessment, that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We cannot predict the outcome of our assessments in future periods. If our management concludes in the future that our internal control over financial reporting is not effective due to material weakness, we expect that we must then change our internal control over financial reporting to remediate such material weakness. In that situation, investors and stock analysts may lose confidence in the reliability of our financial statements, we may not be successful in effecting the necessary remediation and we may be subject to investigation or sanctions by regulatory authorities. We also expect that we will continue to identify areas of internal control over financial reporting that require improvement, and that we will continue to enhance processes and controls to address those issues, reduce the number of critical controls and expand the global use of critical controls, which will involve additional expense and diversion of management’s time and may impact our results of operations.

Our disclosure controls and procedures and our internal control over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances.
      While we believe we currently have adequate internal control over financial reporting, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or detect or deter all fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems. Any breakdown in our control systems, whether or not foreseeable by management, could cause investors to lose confidence in the accuracy of our financial reporting and may have an adverse impact on the market price for webMethods’ common stock.

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
      We cannot be certain that our software products and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we have been subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products, technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties have brought, and may bring in the future, claims of infringement against us or our licensees. Because our software products are integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. We have previously incurred expenses related to , and may agree in the future to indemnify certain of our customers against, claims that our software products infringe upon the intellectual property rights of others. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Such claims may be with or without merit.
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

Treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to return to and sustain profitability on a GAAP basis, and may have an adverse impact on our ability to attract and retain key personnel.
      The Financial Accounting Standards Board has adopted SFAS 123R, “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (such as employee stock options and participation in our employee stock purchase plan) and record such compensation costs in our consolidated financial statements beginning in our three month period ending June 30, 2006. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (“ESPP”). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 14 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in webMethods’ Form 10-K for the fiscal year ended March 31, 2005. Although we have not completed our final evaluation of the impact of SFAS 123R, we expect that it will have a material adverse impact on our results of operations by increasing our operating expenses and reducing our net income and earnings per share, which we expect to significantly impair our ability to return to and sustain profitability on a GAAP basis. That impact could have a material adverse effect on the market price of webMethods’ common stock. In addition, to the extent SFAS 123R makes it more difficult or costly to issue stock option grants to our executive officers and employees, we may be forced to alter our stock-based compensation plans in ways that reduce potential benefits to our employees and impede our ability to attract, retain and motivate executive officers and key personnel, which could adversely affect our business.

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
      Our software products are complex, and significant defects may be found following introduction of new software or enhancements to existing software or in product implementations in varied information technology environments. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to reallocate product development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, require significant additional professional services work to address operational issues, damage the reputation of our software in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our partners and customers. This could result in lost revenue, delays in customer deployment or legal claims and would be detrimental to our reputation, which could harm our business, operating results and financial condition. If our software experiences performance problems or ceases to demonstrate technology leadership, we may have to increase our product development costs and divert our product development resources to address the problems. In addition, because our customers and certain partners depend on our software for their critical systems and business functions, any interruptions in operation of our software or solutions could cause our customers and certain partners to initiate warranty or product liability suits against us.

Costs of legal investigations and regulatory compliance matters may increase our operating expenses and impact our operating results.
      Investigations of allegations concerning activities of personnel and investigation and resolution of legal claims have resulted in significant expense and management time and attention, and we anticipate that we will incur additional expense relating to the ongoing informal investigation by the Securities and Exchange Commission. Further investigations or any future legal compliance or regulatory compliance matters could significantly increase expense and demands on management time and attention, thereby potentially adversely impacting our operating results, which could materially impact the market price of webMethods’ common stock. In addition, we have incurred and will continue to incur significant additional expense related to our efforts to comply with the rules and regulations enacted pursuant to the Sarbanes-Oxley Act of 2002.

Our financial statements may in the future be impacted by improper activities of our personnel.
      As we have recently experienced with our restatements of financial statements for the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, our financial statements can be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of their activities. For instance, revenue recognition depends upon the terms of our agreements with our customers, resellers and distributors, among other things. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms without the knowledge of management that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. In addition, depending upon when we learn of any such improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which could have a significant adverse impact on our business, operating results and financial condition and on the market price of webMethods’ common stock. We have implemented, and are implementing, new or additional steps to prevent such conduct, but we cannot be certain that these new or additional controls will be effective in deterring all improper conduct by our personnel.

Our international sales efforts could subject us to greater or unique uncertainties and additional risk.
      We have significant international sales efforts. Our international operations require a significant amount of attention from our management and substantial financial resources. If we are unable to manage our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly: the difficulties and costs of staffing and managing foreign operations; the difficulty of ensuing adherence to our revenue recognition and other policies; the difficulty of monitoring and enforcing internal controls and disclosure controls; unexpected changes in regulatory requirements, business practices, taxes, trade laws and tariffs; differing intellectual property rights; differing labor regulations; and changes in a specific country’s or region’s political or economic conditions.
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
      Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of September 30, 2005, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.
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
      Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of September 30, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.
      Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
      A purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York in 2001 that named webMethods, several of our executive officers at the time of our initial public offering (IPO) and the managing underwriters of our initial public offering as defendants. This action made various claims, including that alleged actions by underwriters of webMethods’ IPO were not disclosed in the registration statement and final prospectus for webMethods’ IPO or disclosed to the public after webMethods’ IPO, and sought unspecified damages on behalf of a purported class of purchasers of webMethods’ common stock between February 10, 2000 and December 6, 2000. This action was consolidated with similar actions against more than 300 companies as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against webMethods’ executive officer defendants have been dismissed without prejudice. The Company has considered and conditionally agreed with representatives of the plaintiffs in the consolidated proceeding to enter into a proposed settlement, which was amended in March 2005 and preliminarily approved by the court in late August 2005, with a settlement fairness hearing scheduled for April 2006. Under the proposed settlement, the plaintiffs would dismiss and release their claims against the Company in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants. The Company believes that any material liability on behalf of the Company that may accrue under the proposed settlement would be covered by its insurance policies.
      From time to time, webMethods is involved in other disputes and litigation in the normal course of business.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      On August 30, 2005, each of David Mitchell, Jerry J. Jasinowski and Vincent J. Mullarkey was elected at the Company’s 2005 Annual Meeting of Stockholders to serve as a Class III director until the Company’s annual meeting of stockholders in 2008 or until his successor is elected and qualifies. The voting tabulation for each nominee for election at the Company’s 2005 Annual Meeting of Stockholders is as follows:

Nominee	Votes For Election	Votes Withheld

David Mitchell	49,056,285	361,887
Jerry J. Jasinowski	48,997,846	420,327
Vincent J. Mullarkey	49,082,379	335,793
      The selection of PricewaterhouseCoopers LLP to serve as independent registered public accountants for the Company for the year ending March 31, 2006 was ratified at the Company’s 2005 Annual Meeting of Stockholders. The voting tabulation on that matter was 49,202,415 shares voting for ratification, 210,608 shares voting against and 5,149 shares abstaining.

ITEM 6.     EXHIBITS.

Exhibit
Number		Description

3	.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(2)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
10	.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10	.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10	.7(8)	Form of Stock Option Agreement for stock option grants to directors
10	.8(7)	Form of notice of grant of stock option
10	.9*	Deferred Compensation Plan for Directors, as amended
10	.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBMETHODS, INC.

By:	/s/ DAVID MITCHELL

David Mitchell
President and Chief Executive Officer
Date: November 9, 2005

By:	/s/ MARK WABSCHALL

Mark Wabschall
Senior Vice President and Chief Financial Officer
Date: November 9, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(2)	Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10	.3(3)	Employee Stock Purchase Plan
10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors
10	.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10	.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10	.7(8)	Form of Stock Option Agreement for stock option grants to directors
10	.8(7)	Form of notice of grant of stock option
10	.9*	Deferred Compensation Plan for Directors, as amended
10	.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*#	Section 1350 Certification of Chief Executive Officer
32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.