Form 10-Q
period 2005-12-31
WEBMETHODS INC
filed 2006-02-09
CIK 1035096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549.

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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
Common Stock, $0.01 par value, together with related Preferred Stock Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐          Accelerated Filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
      As of February 8, 2006, there were outstanding 54,336,853 shares of the registrant’s Common Stock.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2005	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,047	$57,209
Marketable securities available for sale	79,825	78,332
Accounts receivable, net of allowance of $992 and $1,862	48,243	47,326
Prepaid expenses and other current assets	5,762	6,401

Total current assets	202,877	189,268
Marketable securities available for sale	—	14,513
Property and equipment, net	10,323	10,342
Goodwill	46,704	46,704
Intangibles assets, net	6,593	8,390
Other assets	4,074	6,127

Total assets	$270,571	$275,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,821	$8,673
Accrued expenses	11,050	16,506
Accrued salaries and commissions	9,362	12,219
Deferred revenue	41,298	43,055
Current portion of capital lease obligations	338	475

Total current liabilities	68,869	80,928
Capital lease obligations, net of current portion	51	139
Other long-term liabilities	3,346	3,374
Long-term deferred revenue	4,492	6,371

Total liabilities	76,758	90,812

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000,000 shares authorized; 53,996,771 and 53,346,623 shares issued and outstanding	540	533
Additional paid-in capital	528,068	524,487
Deferred warrant charge	(915)	(2,480)
Accumulated deficit	(332,671)	(340,224)
Accumulated other comprehensive income (loss)	(1,209)	2,216

Total stockholders’ equity	193,813	184,532

Total liabilities and stockholders’ equity	$270,571	$275,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME OR LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(In thousands, except share and per share data)
Revenue:
License	$21,964	$25,953	$59,821	$64,610
Professional services	11,627	11,854	34,636	36,455
Maintenance	18,908	17,156	54,945	46,601

Total revenue	52,499	54,963	149,402	147,666

Cost of revenue:
Amortization of intangibles	599	599	1,797	1,797
License	218	252	703	1,117
Professional services and maintenance	13,232	13,764	40,267	42,317

Total cost of revenue	14,049	14,615	42,767	45,231

Gross profit	38,450	40,348	106,635	102,435

Operating expenses:
Sales and marketing	19,549	22,764	53,875	65,126
Research and development	8,980	10,877	30,224	32,747
General and administrative	5,927	7,093	17,542	17,034
Restructuring costs	(117)	—	602	2,756

Total operating expenses	34,339	40,734	102,243	117,663

Operating income (loss)	4,111	(386)	4,392	(15,228)
Other income (expense)
Interest income	1,137	615	3,116	1,700
Interest expense	(14)	(28)	(77)	(84)
Other income (expense)	346	(27)	578	(31)
Impairment of equity investment in private company	—	—	—	(1,057)

Income (loss) before income taxes	5,580	174	8,009	(14,700)
Provision for income taxes	70	126	455	195

Net income (loss)	$5,510	$48	$7,554	$(14,895)

Basic and diluted net income (loss) per common share	$0.10	$0.00	$0.14	$(0.28)

Weighted average shares used in computing per share amounts:
Basic	53,772,555	53,155,607	53,586,645	53,024,466

Diluted	55,777,814	54,144,369	54,592,431	53,024,466

Comprehensive income (loss):
Net income (loss)	$5,510	$48	$7,554	$(14,895)
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale	17	(70)	153	(388)
Foreign currency cumulative translation adjustment	(1,014)	1,880	(3,579)	1,604

Total comprehensive income (loss)	$4,513	$1,858	$4,128	$(13,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,

	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,554	$(14,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,045	4,725
(Recovery of) provision for doubtful accounts	(249)	241
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrants	2,056	1,984
Amortization of acquired intangibles	1,798	1,798
Amortization of deferred rent	(343)	—
Impairment of equity investment in private company	—	1,057
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(1,999)	(4,131)
Prepaid expenses and other current assets	513	(258)
Other assets	1,879	1,400
Accounts payable	(1,456)	267
Accrued expenses and other liabilities	(5,146)	(4,512)
Accrued salaries and commissions	(2,554)	1,132
Deferred revenue	(2,025)	3,786
Other liabilities	210	—

Net cash provided by (used in) operating activities	4,283	(7,406)

Cash flows from investing activities:
Purchases of property and equipment	(3,921)	(3,851)
Net maturities of marketable securities available for sale	13,174	3,366

Net cash provided by (used in) investing activities	9,253	(485)

Cash flows from financing activities:
Short-term borrowings	—	3,533
Payments on short-term borrowings	—	(6,080)
Payments on capital leases	(466)	(747)
Proceeds from exercise of stock options and stock issued under the ESPP	3,096	2,932

Net cash provided by (used in) financing activities	2,630	(362)

Effect of exchange rate on cash and cash equivalents	(4,328)	1,987

Net increase (decrease) in cash and cash equivalents	11,838	(6,266)
Cash and cash equivalents at beginning of period	57,209	75,462

Cash and cash equivalents at end of period	$69,047	$69,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION
      The accompanying consolidated financial statements of webMethods, Inc. and its subsidiaries (collectively, “webMethods” or the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of the financial position of the Company, and its results of operations for the interim periods set forth herein. The results for the three months or nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future period.

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
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three months and nine months ended December 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(In thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$5,510	$48	$7,554	$(14,895)
Add: Stock-based compensation expense determined under the intrinsic value method	42	—	72	—
Less: Stock-based compensation expense determined under fair value method	(17,224)	(6,349)	(26,012)	(25,964)

Net loss attributable to common stockholders, pro forma	$(11,672)	$(6,301)	$(18,386)	$(40,859)

Basic and diluted net income (loss) per common share, as reported	$0.10	$0.00	$0.14	$(0.28)
Basic and diluted net loss per common share, pro forma	$(0.22)	$(0.12)	$(0.34)	$(0.77)
      On December 16, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all outstanding, unvested and “out-of-the-money” stock options of the Company previously granted to employees, consultants or directors of the Company prior to September 30, 2005 with an exercise price higher than the closing price of the Company’s Common Stock on December 16, 2005, which was $7.53. The acceleration of such options was effective as of December 16, 2005, provided the holder of such options was an employee, consultant or director of the Company on such date. The total number of options accelerated was 2,172,180. The decision to accelerate the vesting of these options was made

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily to eliminate future compensation expense attributable to these options, which otherwise would have been expensed beginning on April 1, 2006 as a result of the adoption of SFAS No. 123R, “Share-Based Payment.” In the above table, the pro forma stock-based compensation expense determined under the fair value method for the three months and nine months ended December 31, 2005 reflects approximately $13.0 million attributable to the acceleration of the vesting of these options.

3.	COMPUTATION OF NET INCOME OR LOSS PER SHARE
      The Company’s net income or loss per share calculation (basic and diluted) is based on the weighted average number of common shares outstanding. For the three and nine months ended December 31, 2005, 2,005,259 and 1,005,786 common shares issuable upon the exercise of options have been included in the net income per share calculation because the effect of the exercise of these options would be dilutive, and 11,420,758 and 13,429,978 common shares issuable upon the exercise of options and warrants have been excluded from the net income per share calculation because the effect of the exercise of these options and warrants would be anti-dilutive.
      For the three months ended December 31, 2004, 988,762 common shares issuable upon the exercise of options have been included in the net income per share calculation because the effect of the exercise of these options would be dilutive, and 16,075,665 common shares issuable upon the exercise of options and warrants have been excluded from the net income per share calculation because the effect of the exercise of these options and warrants would be anti-dilutive. For the nine months ended December 31, 2004, 19,199,441 common shares issuable upon the exercise of options and warrants have been excluded from the net loss per share calculation because the effect of the exercise of these options and warrants would be anti-dilutive.

4.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months
	Ended
	December 31,

	2005	2004

	(In thousands)
Cash paid during the period for interest	$77	$102

Non-cash investing and financing activities:
Equipment purchased under capital lease	$270	$43

Change in net unrealized gain or (loss) on marketable securities	$153	$(388)

5.	SEGMENT INFORMATION
      Revenue is primarily attributable to the geographic region in which the contract is signed and the product is deployed. The regions in which the Company operates are the Americas, Europe/ Middle East/ Africa (“EMEA”), Japan and Asia Pacific. Information regarding the Company’s revenues and long-lived assets, by region, is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

Revenue	2005	2004	2005	2004

	(In thousands)
Americas	$31,713	$31,290	$92,743	$89,379
EMEA	15,193	16,965	38,112	35,250
Japan	1,843	2,173	7,159	11,838
Asia Pacific	3,750	4,535	11,388	11,199

Total	$52,499	$54,963	$149,402	$147,666

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of	As of
	December 31,	March 31,
Long-Lived Assets	2005	2005

	(In thousands)
Americas	$11,142	$12,478
EMEA	1,381	1,852
Japan	1,176	1,509
Asia Pacific	698	630

Total	$14,397	$16,469

6.	RESTRUCTURING COSTS
      During the three months ended December 31, 2005, the Company recorded a $117,000 reduction in the accrual for excess facilities costs to reflect future payments expected to be received under a sublease agreement entered into during the period. During the nine months ended December 31, 2005, the Company incurred restructuring costs of $602,000, which includes restructuring costs of $719,000 that consist primarily of severance and related benefits, net of the $117,000 reduction in the accrual for excess facilities costs.
      During the year ended March 31, 2005, the Company recorded restructuring costs of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of the Company’s headquarters. The estimated excess facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable lease rates. The Company reassesses this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact the operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. In connection with the lease on the new headquarters facility, the Company received certain rent abatements and allowances totaling approximately $3.1 million as of March 31, 2005 and will receive additional incentives totaling $2.0 million through December 2007. Such rent abatements and allowances are deferred and will be amortized as a reduction to rent expense over the 11-year term of the lease. For the three months and nine months ended December 31, 2005, the Company amortized $114,000 and $343,000, respectively, as a reduction to rent expense.
      During the year ended March 31, 2004, the Company recorded restructuring and related charges of $3.9 million consisting of $2.2 million for headcount reductions and $1.7 million for consolidation of facilities and related impairment of fixed assets. The excess facility costs were based on the Company’s contractual obligations, net of sublease income.
      During the year ended March 31, 2003, the Company recorded restructuring costs of $2.2 million for headcount reductions.
      As of December 31, 2005 and March 31, 2005, respectively, $2.8 million and $4.4 million of restructuring costs remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth a summary of total restructuring costs, payments made against those charges and the remaining liabilities as of December 31, 2005.

	Excess			Severance
	Facilities	Excess	Excess	and
	Santa Clara, CA	Facilities	Facilities	Related
	and Fairfax, VA	Berkeley, CA	Fairfax, VA	Benefits	Total

	(In thousands)
Balance at March 31, 2005	$534	$1,007	$2,900	$—	$4,441
First quarter fiscal 2006 charges	—	—	—	288	288
Cash payments made in first quarter of fiscal 2006	(43)	(91)	(124)	(246)	(504)
Second quarter fiscal 2006 charges	—	—	—	431	431
Cash payments made in second quarter of fiscal 2006	(43)	(82)	(546)	(264)	(935)
Reduction in accrual made in third quarter of fiscal 2006	(117)	—	—	—	(117)
Cash payments made in third quarter of fiscal 2006	(46)	(83)	(496)	(209)	(834)

Balance at December 31, 2005	$285	$751	$1,734	$—	$2,770

7.	BORROWINGS
      The Company has a line of credit agreement with a bank to borrow up to a maximum principal amount of $20 million and a $2 million equipment line of credit facility. Both facilities have a maturity date of June 29, 2006.
      The Company may borrow the entire $20 million operating line of credit as long as the aggregate balances of domestic cash, cash equivalents and marketable securities available for sale are at least $85 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. Borrowings under the equipment line of credit will bear interest at a fixed 8% rate or prime plus 1%, at the Company’s option and will be repaid over 36 months. The agreement for both facilities include restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At December 31, 2005, the Company was in compliance with these covenants.
      As of December 31, 2005, the Company had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, the Company has obtained letters of credit totaling approximately $2.6 million related to office leases. As of December 31, 2005, the Company had $17.4 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

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
      Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations or the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed below under the caption “Factors That May Affect Future Operating Results” and in the “Business” discussion contained in Item 1 of our Form 10-K for the year ended March 31, 2005 under the caption “Factors That May Affect Future Operating Results.” In addition, the following discussion should be read in conjunction with the consolidated financial statements and related notes of the Company appearing elsewhere in this Form 10-Q and our Form 10-K for the year ended March 31, 2005. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and webMethods disclaims any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
OVERVIEW
Background
      We are a leading provider of business integration and optimization software. Our solutions enable organizations to deliver strategic applications to their business faster while allowing them to understand what is happening with their business in real-time and to predict what can be expected to happen. webMethods calls this “Business Process Productivity”, which we use to describe the desire of organizations to increase the efficiency of their activities, improve the ability of the enterprise to adapt to changing market conditions, and create competitive advantage through a focus on the business processes that run their organizations. We believe that our primary offering, the webMethods Fabrictm product suite, is the only business integration and optimization suite on the market developed specifically to address the diverse and comprehensive requirements to achieve Business Process Productivity.

      webMethods Fabric gives customers the ability to integrate, assemble and optimize their mission critical business processes. webMethods Fabric does this by helping organizations link their enterprise software applications and databases, connect electronically with their trading partners, automate and optimize the business processes that span these systems and interfaces, and implement software applications that provide people with the information and capabilities necessary to run the business more effectively. We believe that the principal customer benefits of our products include:

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
      webMethods Fabric is based on a Service-Oriented Architecture (“SOA”) foundation. SOA enables organizations to extend the value of their existing IT assets, transforming them into reusable components that can be applied to new business needs. Customers who want “true SOA” need the infrastructure software to provide an integrated approach to the creation, organization, management and security of Web services. webMethods Fabric incorporates an integrated registry and management, as well as security, for Web services. Our approach offers an alternative to custom software development, helping our customers deliver software applications to the business faster and with less risk, while real-time monitoring and patent-pending analytics gives organizations the insight necessary for achieving continuous process improvements in their business.
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
      We market and sell our products and solutions primarily to the largest 2,000 corporations worldwide (the “Global 2000”) and major government agencies. We license software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major system integrators with whom we have strategic alliances, other partners and distributors and, to a lesser extent, resellers. We license our software primarily on a perpetual basis. As of December 31, 2005, we had approximately 1,400 customers around the world, distributed across our target verticals in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We evaluate our estimates on an ongoing basis, including those related to allowances for bad debts, investments, intangible assets, income taxes, restructuring accrual, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ for these estimates under different assumptions or conditions.
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
      Policies related to revenue recognition require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and evolving business practices. These sources may publish new authoritative guidance which might impact current revenue recognition policies. We continue to evaluate our revenue recognition policies as new authoritative interpretations and guidance are published, and where appropriate, may modify our revenue recognition policies. Application of our revenue recognition policy requires a review of our license and professional services agreements with customers and may require management to exercise judgment in evaluating whether delivery has occurred, payments are fixed or determinable, collection is probable, and where applicable, if vendor-specific objective evidence of fair value exists for undelivered elements of the contract. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the creditworthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, each customer’s specific experience including payment practices and history, inquiries and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2005 and March 31, 2005, the allowance for doubtful accounts was $992,000 and $1.9 million, respectively.

Business Combinations
      We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development (IPR&D) based on their estimated fair values. This valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Goodwill and Intangible Assets
      We record goodwill and intangible assets when we acquire other businesses. The allocation of acquisition cost to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued during fiscal year 2002 and adopted by us on April 1, 2002, eliminated the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized under SFAS 142, but are periodically tested for impairment. In accordance with SFAS 142, all of our goodwill is associated with our one reporting unit, as we do not have multiple reporting units. Accordingly, on an annual basis we perform the impairment assessment required under SFAS 142 at the enterprise level. We have used the Company’s total market capitalization to assess the fair value of the enterprise. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be substantial.

Acquired In-process Research and Development
      Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred.

Foreign Currency Effects
      The functional currency for our foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in other comprehensive income or loss, which is a separate component of stockholder’s equity. Transaction gains or losses are included in net income or loss in the period in which they occur.
      SFAS 52, “Foreign Currency Translation,” requires that foreign exchange gains and losses resulting from the translation of intercompany debt balances be accounted for based on the characterization of the intercompany debt balances. Intercompany debt balances are considered long-term permanent advances if settlement is not planned or anticipated in the foreseeable future. Translation gains and losses on long-term intercompany debt balances for which repayment is not planned or anticipated in the foreseeable future are recognized as other comprehensive income or loss, whereas translation gains or losses on short-term or long-term intercompany debt balances expected to be settled in the foreseeable future are recognized as a charge or credit to other income (expense). If there is a change in the characterization of long-term intercompany debt balances that were previously characterized as permanent advances, to short-term intercompany debt balances repayable in the foreseeable future, then translation gains or losses would be recognized as a charge or credit to other income (expense) prospectively. During the three months ended December 31, 2005, a number of foreign subsidiaries repaid certain long-term intercompany debt balances that were previously characterized as permanent advances, and it is expected that they will settle future intercompany transactions on a short-term basis. As a result, translation gains or losses on certain intercompany debt balances will now be recognized as a charge or credit to other income (expense).

Accounting for Income Taxes
      Although we believe that our future taxable income may be sufficient to utilize a substantial amount of the benefits of our net operating loss carryforwards and to realize our deferred tax assets, we have recorded a valuation allowance to completely offset the carrying value of the deferred tax assets as we have concluded that the realization of the deferred tax assets does not meet the “more likely than not” and “foreseeable future” criteria. If we should determine that we would be able to realize our deferred tax assets in the foreseeable future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be included in income in the period such determination was made.

Stock-Based Compensation
      We measure compensation expense for employee stock-based compensation using the intrinsic value method. Under this method, if the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period. We also provide pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense, consistent with the methodology prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation.”
      Effective April 1, 2006, we will adopt SFAS No. 123R “Share-Based Payment.” Under SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we believe that the adoption of SFAS 123R will have a material effect on our results of operations.

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

RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the three months and nine months ended December 31, 2005 and 2004 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
Total revenue	$52,499	$54,963	(4)%	$149,402	$147,666	1%
Gross profit	38,450	40,348	(5)%	106,635	102,435	4%
% of total revenue	73%	73%		71%	69%
Total operating expenses	34,399	40,734	(16)%	102,243	117,663	(13)%
% of total revenue	66%	74%		68%	80%
Operating income (loss)	4,111	(386)	*	4,392	(15,228)	*
% of total revenue	8%	(1)%		3%	(10)%
Net income (loss)	$5,510	$48	114%	$7,554	$(14,895)	*
% of total revenue	10%	0%		5%	(10)%

*	Not applicable.
      Total revenue decreased by $2.5 million, or 4%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, due primarily to decreases in license and professional services revenue, which were partially offset by an increase in maintenance revenue. For the nine months ended December 31, 2005, total revenue increased by $1.7 million, or 1%, compared to the nine-month period in the prior year, due primarily to an increase in maintenance revenue, which was partially offset by decreases in license and professional services revenue.
      We recorded net income of $5.5 million for the three months ended December 31, 2005, which was a $5.5 million improvement from our net income of $48,000 in the three months ended December 31, 2004. This result was due primarily to decreases of approximately $6.4 million in operating expenses and $566,000 in cost of revenue and a $522,000 increase in interest income, which were partially offset by a $2.5 million decrease in total revenue, in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. For the nine months ended December 31, 2005, we recorded net income of $7.5 million, which was a $22.4 million improvement from our net loss of $14.9 million in the prior year period. This result was due primarily to decreases of approximately $15.4 million in operating expenses, $2.5 million in cost of revenue and $1.1 million in impairment of equity investment, and increases of approximately $1.7 million in total revenue and $1.4 million in interest income in the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. Foreign currency fluctuations had a negative impact on net income of $389,000 for the three months and $406,000 for the nine months ended December 31, 2005.
Revenue
      The following table summarizes our revenue for three months and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,			Nine Months Ended December 31,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
License	$21,964	$25,953	(15)%	$59,821	$64,610	(7)%
Professional services	11,627	11,854	(2)%	34,636	36,455	(5)%
Maintenance	18,908	17,156	10%	54,945	46,601	18%

Total revenue	$52,499	$54,963	(4)%	$149,402	$147,666	1%

      Total revenue decreased $2.5 million, or 4%, for the three months ended December 31, 2005 compared to the three months ended December 31, 2004, due primarily to decreases of approximately $4.0 million in license revenue and $227,000 in professional services revenue, which were partially offset by an approximately $1.7 million increase in maintenance revenue. In the nine months ended December 31, 2005, total revenue increased by $1.7 million, or 1%, primarily due to an approximately $8.3 million increase in maintenance revenue, which was partially offset by a $4.8 million decrease in license revenue and $1.8 million decrease in professional services revenue. Foreign currency fluctuations had a negative impact on total revenue of $1.4 million in the three months ended December 31, 2005 and a negative impact of $916,000 in the nine months then ended.
      License revenue decreased by approximately $4.0 million, or 15%, in the three months ended December 31, 2005 compared to the three months ended December 31, 2004, primarily due to decreases in sales in the EMEA and Asia Pacific regions. In the nine months ended December 31, 2005, license revenue decreased by $4.8 million, or 7%, compared to the nine months ended December 31, 2004, primarily due to decreases in sales in the Japan, Asia Pacific and EMEA regions, partially offset by an increase in sales in the Americas. Our Japanese business was negatively impacted by management turnover and other changes in the business of our Japanese subsidiary related to the internal investigation that we disclosed in fiscal year 2005. Foreign currency fluctuations had a negative impact of $520,000 on license revenue in the three months ended December 31, 2005 and a negative impact of $399,000 in the nine months then ended.
      Professional services revenue decreased by $227,000, or 2%, in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. In the nine months ended December 31, 2005, professional services revenue decreased $1.8 million, or 5%, compared to the nine months ended December 31, 2004. These declines were primarily attributable to lower professional services revenue from sub-contractors because we have shifted more of this business to our systems integration partners. Foreign currency fluctuations had a negative impact of $357,000 on professional services revenue in the three months ended December 31, 2005 and a negative impact of $213,000 in the nine months then ended.
      Maintenance revenue increased $1.7 million, or 10%, in the three months ended December 31, 2005 compared to the three months ended December 31, 2004. In the nine months ended December 31, 2005, maintenance revenue increased $8.3 million, or 18%, compared to the nine months ended December 31, 2004. Our existing customers contract with us, separately from licensing our software, for software upgrades and technical support of software they have licensed from us. As our customers generally continue to subscribe for maintenance and support when they are no longer required to pay license fees, we experience increases in maintenance revenue (unlike license revenue) as the cumulative number of licensed copies of our software increase. The increases in maintenance revenue in the three months and nine months ended December 31, 2005 were due primarily to the increase in the total number of copies of our software licensed to customers, the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement, and the increased number of customers subscribing for our 24 × 7 support plans, which involve somewhat higher prices than our standard support plans. Foreign currency fluctuations had a negative impact of $539,000 on maintenance revenue in the three months ended December 31, 2005 and a negative impact of $305,000 in the nine months then ended.

      The following table summarizes the Company’s revenue by geographic region for the three months and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,			Nine Months Ended December 31,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
Americas	$31,713	$31,290	1%	$92,743	$89,379	4%
EMEA	15,193	16,965	(10)%	38,112	35,250	8%
Japan	1,843	2,173	(15)%	7,159	11,838	(40)%
Asia Pacific	3,750	4,535	(17)%	11,388	11,199	2%

Total revenue	$52,499	$54,963	(4)%	$149,402	$147,666	1%

      In the three months ended December 31, 2005, revenue from the Americas increased by $423,000, or 1%, compared to the three months ended December 31, 2004. International revenue accounted for 40% of our total revenue in the three months ended December 31, 2005, as compared to 43% in the three months ended December 31, 2004. In the nine months ended December 31, 2005, revenue from the Americas increased $3.4 million, or 4%, compared to the nine months ended December 31, 2004, and international revenue decreased $1.6 million, or 3%. International revenue accounted for 38% of our total revenue in the nine months ended December 31, 2005 and 39% for the nine months ended December 31, 2004. The 4% increase in revenue from the Americas for the nine months ended December 31, 2005 is attributable in part to growth in our Federal Government business. The 3% decrease in international revenue for the nine months ended December 31, 2005 is due to a 40% decline in revenue from Japan, which was partially offset by increases in revenue from our EMEA and Asia Pacific Regions. Our Japanese business was negatively impacted by the management turnover and changes in the business of our Japanese subsidiary related to the internal investigation that we disclosed in fiscal year 2005.
Gross Profit
      The following table summarizes the Company’s gross profit by type of revenue:

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2005	2004	2005	2004

License margin	96%	97%	96%	95%
Professional services and maintenance margin	57%	53%	55%	49%
Gross margin	73%	73%	71%	69%
      Total gross profit was 73% for the three months ended December 31, 2005 and 2004. In the nine months ended December 31, 2005, total gross profit increased to 71% compared to 69% in the nine months ended December 31, 2004 due primarily to an increase in maintenance revenue, as well as a decrease in our cost of licenses and our cost of professional services and maintenance principally as a result of decreased subcontractor costs. Foreign currency fluctuations had a positive impact of $398,000 on cost of revenue and a negative impact on total gross profit of $1.0 million in the three months ended December 31, 2005 and a positive impact of $193,000 on cost of revenue and a negative impact of $723,000 on total gross profit in the nine months then ended.
      Our cost of license revenue consists of royalties for products embedded in our software licensed from third parties and amortization of acquired technology. In the three months ended December 31, 2005, our gross profit on license revenue decreased to 96% from 97% in the prior year period due to a decrease in license revenue. In the nine months ended December 31, 2005, our gross profit on license revenue increased to 96% from 95% in prior year period. The increase in license gross profit was primarily due to a decrease in the fees we paid for third-party software embedded in or licensed with our software products.

      Our cost of professional services and maintenance consists primarily of costs related to internal professional services and support personnel, and subcontractors hired to provide implementation and support services. Our gross profit on maintenance and services was approximately 57% and 53% in the three months ended December 31, 2005 and 2004, respectively. The increase in gross profit was due to a $1.7 million increase in maintenance revenue and a decrease in the cost of professional services and maintenance primarily due to a $1.3 million decrease in subcontractor costs. In the nine months ended December 31, 2005, our gross profit on maintenance and services increased to 55% from 49% in the prior year period. The increase in gross profit was due to a $8.3 million increase in maintenance revenue and a decrease in the cost of professional services and maintenance primarily due to a $5.4 million decrease in subcontractor costs.
Operating Expenses
      The following table presents certain information regarding the Company’s operating expenses during the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,			Nine Months Ended December 31,

			Percentage			Percentage
	2005	2004	Change	2005	2004	Change

	($ in thousands)
Operating expenses:
Sales and marketing	$19,549	$22,764	(14)%	$53,875	$65,126	(17)%
% of Total revenue	37%	41%		36%	44%
Research and development	8,980	10,877	(17)%	30,224	32,747	(8)%
% Total revenue	17%	20%		20%	22%
General and administrative	5,927	7,093	(16)%	17,542	17,034	3%
% of Total revenue	11%	13%		12%	12%
Restructuring charges	(117)	—	—	602	2,756	(78)%
% of Total revenue	0%	0%		0%	2%
Total operating expenses	$34,339	$40,734	(16)%	$102,243	$117,663	(13)%
% of Total revenue	65%	74%		68%	80%
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
      In the three months ended December 31, 2005, our operating expenses decreased $6.4 million, or 16%, from the three months ended December 31, 2004. In the nine months ended December 31, 2005, our operating expense decreased $15.4 million, or 13%, from the nine months ended December 31, 2004. The decrease during the three months ended December 31, 2005, was due primarily to a substantial reduction in sales and marketing expense and to a lesser degree, decreases in research and development and general and administrative expenses. For the nine months ended December 31, 2005, the decrease in operating expenses was primarily due to a substantial reduction in sales and marketing expense, research and development expense and restructuring expense, which was partially offset by an increase in general and administrative expense. Our decreases in operating expenses in the three months and nine months ended December 31, 2005 reflect management’s continued focus on our cost structure and management’s focus on increasing profitability and operating margins. Foreign currency fluctuations had a positive impact of $646,000 on operating expenses in the three months ended December 31, 2005 and a positive impact of $308,000 in the nine months then ended.
      Sales and marketing expense declined in amount and as a percentage of total revenue in the three months and nine months ended December 31, 2005 compared to the same periods ended December 31, 2004. In the three months ended December 31, 2005, sales and marketing expense decreased $3.2 million, or 14%, compared to the three months ended December 31, 2004 primarily due to decreases of approximately $804,000 in commission expense, approximately $877,000 in personnel costs and the associated allocated overhead costs, approximately $495,000 in sales assistance fees paid to third parties, $679,000 in marketing program costs and $306,000 in travel expenses. The decrease in personnel costs and the associated allocated overhead costs was due primarily to our realignment of our sales and marketing organization, in which we have had a net decrease in sales and marketing headcount despite adding 20 quota-bearing sales representatives. The decreases in travel expenses and marketing program costs were due primarily to our continued efforts in cost control. In the nine months ended December 31, 2005, sales and marketing expense decreased $11.2 million, or 17%, compared to the nine months ended December 31, 2004 primarily due to decreases of approximately $5.2 million in personnel costs and the associated allocated overhead costs, $2.0 million in commission expense, $1.2 million in sales assistance fees paid to third parties, $1.1 million in marketing programs costs, $1.1 million in travel expense and $500,000 in professional services expenses. The decrease in personnel costs and associated allocated overhead was due primarily to our realignment of our sales and marketing organization, and the decreases in travel expenses, marketing program costs and professional services were due primarily to our continued focus on cost controls. Sales and marketing expense included amortization of deferred warrant charge of $661,000 in the three months ended December 31, 2005 and 2004 and $2.0 million in the nine months ended December 31, 2005 and 2004. The deferred warrant charge was recorded as a result of a warrant issued in connection with an OEM agreement with i2 Technologies (i2) in March 2001; that warrant, as amended, permits i2 to purchase 710,000 shares of webMethods, Inc. We expect amortization of the deferred warrant charge to terminate at the end of March 2006. Foreign currency fluctuations had a positive impact of $551,000 on sales and marketing expense in the three months ended December 31, 2005 and a positive impact of $223,000 in the nine months then ended.
      Research and development expense declined in the three-month and nine-month periods ended December 31, 2005 compared to the same periods ended December 31, 2004. In three months ended December 31, 2005, research and development expense decreased $1.9 million, or 17%, compared to the three months ended December 31, 2004 primarily due to decreases of approximately $1.8 million in personnel costs and the associated allocated overhead costs. The decrease in personnel costs and associated allocated overhead was due primarily to our realignment of our product development organization and our transfer of certain functions to our development center in India, compared to 6% at December 31, 2004. At December 31, 2005, approximately 18% of our research and development staff were located at our development center in India. Research and development expense in nine months ended December 31, 2005 decreased $2.5 million, or 8%, compared to the nine months ended December 31, 2004 primarily due to decreases of approximately $3.1 million in personnel costs and the associated allocated overhead costs and $177,000 in travel expense, which were partially offset by a $781,000 increase in professional services costs. Foreign currency fluctuations had an insignificant impact on research and development expense in the three months and nine months ended December 31, 2005.
      General and administrative expense decreased in amount and as a percentage of total revenue in the three-month ended December 31, 2005 compared to the same period in 2004 and increased in amount and as a percentage of total revenue in the nine-month ended December 31, 2005 compared to the same periods in 2004. In the three months ended December 31, 2005, general and administrative expenses decreased $1.2 million, or 16%, compared to the three months ended December 31, 2004 primarily due to decreases of $454,000 in legal and other professional services costs, $366,000 in personnel costs and the associated allocated overhead costs and $430,000 in accounting fees expenses, partially offset by an increase of $127,000 in bad debt expense. Legal and other professional services costs and personnel costs decreased primarily because the prior year period included costs related to legal investigations and compliance matters and increased staffing and use of consultants to assist in the documentation and testing of internal controls as required by the Sarbanes-Oxley Act of 2002. General and administrative expense for the nine months ended December 31, 2005 increased $508,000 or 3%, compared to the nine months ended December 31, 2004 primarily due to increases of $884,000 in legal and other professional services costs, $510,000 in personnel costs and the associated allocated overhead costs, and $334,000 in recruiting expenses, which was partially offset by decreases of $491,000 in bad debt expense, $370,000 in accounting fees, $241,000 in business insurance and $230,000 in general business taxes. Foreign currency fluctuations had an insignificant impact on general and administrative expense in the three months and nine months ended December 31, 2005.
      We have incurred restructuring and other related charges to align our cost structure with changing market conditions. Restructuring costs decreased in both amount and as a percentage of total revenue in the three months and nine months ended December 31, 2005 compared to the same periods in 2004. During the three months ended December 31, 2005, we recorded a $117,000 reduction in the accrual for excess facilities costs to reflect future payments expected to be received under a sublease agreement entered into during the period. During the nine months ended December 31, 2005, we incurred restructuring costs of $602,000, which includes restructuring costs of $719,000 consisting primarily of severance and related benefits, net of the $117,000 reduction in the accrual for excess facilities costs. There were no restructuring cost incurred during the three months ended December 31, 2004 and there were $2.8 million in restructuring costs incurred for the nine months ended December 31, 2004 consisting primarily of severance and related benefits.
Interest Income
      Interest income was $1.1 million for the three months ended December 31, 2005 compared to $615,000 for the prior year period. For the nine months ended December 31, 2005, interest income was $3.1 million compared to $1.7 million for the prior year period. These increases were attributable to higher interest rates on corporate paper, bonds and money market funds compared to those in the same period of the prior year and increased cash balances in the three and nine months ended December 31, 2005, compared to those in the prior year periods.
Interest Expense
      Interest expense is primarily due to equipment leasing arrangements in the Americas. During the three and nine months ended December 31, 2005, interest expense was $14,000 and $77,000, respectively, as compared to $28,000 and $84,000, respectively for the prior year periods.
Other Income (Expense), Net
      Other income (expense), net includes gains and losses on foreign currency transactions. During the three and nine months ended December 31, 2005, our other income was $346,000 and $578,000, respectively, compared to other expense of $27,000 and $31,000 for the prior year periods.
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
      During the three and nine months ended December 31, 2005, we incurred tax expense of $70,000 and $455,000 respectively, compared to $126,000 and $195,000 for the prior year periods. The Company could not offset these tax expenses by utilizing its NOLs generated in prior years.
LIQUIDITY AND CAPITAL RESOURCES
      As of December 31, 2005 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $149.0 million as compared to $150.1 million as of March 31, 2005.
      Net cash provided by operating activities was $4.3 million in the nine months ended December 31, 2005, representing an improvement of $11.7 million over the use of $7.4 million of net cash in operating activities in the nine months ended December 31, 2004. Net cash provided by operating activities in the nine months ended December 31, 2005 resulted from net income of $7.5 million and $7.3 million of non-cash charges, offset by $10.6 million of net changes in assets and liabilities. The net changes in assets and liabilities included a $2.0 million increase in accounts receivable, $6.4 million decrease in accounts payable, accrued expenses and other liabilities, $2.6 million decrease in accrued salaries and commissions and a $2.0 million decrease in deferred revenue offset by a $2.4 million decrease in other assets. Net cash used in operating activities was $7.4 million in the nine months ended December 31, 2004, resulting from a net loss of $14.9 million and $2.3 million of net changes in assets and liabilities, offset by $9.8 million of non-cash charges. The net changes in assets and liabilities included a $4.1 million increase in accounts receivable, a $4.2 million decrease in accrued expenses, accounts payable and other liabilities offset by a $3.8 million increase in deferred revenue, $1.1 million decrease in other assets and $1.1 million increase in accrued salaries and commissions.
      Net cash provided by investing activities was $9.2 million in the nine months ended December 31, 2005, as compared to net cash used in investing activities of $485,000 in the nine months ended December 31, 2004. The increase in cash provided by investing activities was primarily due to net maturities of $13.2 million of marketable securities for the nine months ended December 31, 2005, as compared to the net maturities of $3.4 million of marketable securities for the nine months ended December 31, 2004. Capital expenditures were $3.9 million and $3.8 million in the nine months ended December 31, 2005 and 2004, respectively. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements. Since our inception, we have generally funded capital expenditures through the use of capital leases and working capital.
      Net cash provided by financing activities was $2.6 million in the nine months ended December 31, 2005, as compared to net cash used in financing activities of $362,000 for the nine months ended December 31, 2004. These cash flows primarily reflect net cash proceeds from exercises of stock options, net cash proceeds from Employee Stock Purchase Plan (“ESPP”) common stock issuances and net cash proceeds from short-term borrowings by our Japanese subsidiary, offset by payments on capital leases and short-term borrowings. Net cash proceeds from exercises of stock options were $1.8 million and $932,000 in the nine months ended December 31, 2005 and 2004, respectively. Net cash proceeds from ESPP common stock issuances were $1.3 million and $2.0 million in nine months ended December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2004, net cash proceeds from short-term borrowings by our Japanese subsidiary were $3.5 million and payments on short-term borrowings by our Japanese subsidiary were $6.1 million. As of December 31, 2005 and 2004, our Japanese subsidiary had no short-term borrowings outstanding. Payments on capital leases were $466,000 and $747,000 in the nine months ended December 31, 2005 and 2004, respectively.
      We have an operating line of credit facility to borrow up to a maximum principal amount of $20 million and an equipment loan facility to borrow up to a maximum amount of $2 million. Both facilities have a maturity date of June 29, 2006. Any borrowings under the operating line of credit will bear interest at the bank’s prime rate per annum and any borrowings under the equipment loan facility will bear interest at either 8% or a floating rate equal to the bank’s prime rate plus 1%. We may borrow the entire $20 million operating line of credit as long as the aggregate balances of domestic cash, cash equivalents and marketable securities available for sale are at least $85 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. As of December 31, 2005, there were no borrowings outstanding under the operating line of credit or equipment line of credit. In connection with the line of credit, we have letters of credit totaling approximately $2.6 million related to office leases. As of December 31, 2005, we had $17.4 million available under the operating line of credit and $2.0 million available under the equipment line of credit.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In December 2004 the Financial Accounting Standards Board issued revised SFAS 123R, “Share-Based Payment,” which sets forth accounting requirements for “share-based” compensation to employees. SFAS 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. We currently provide pro forma disclosure of the effect on net income or loss and earnings or loss per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under SFAS 123R, such pro forma disclosure will no longer be an alternative to financial statement recognition. SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective April 1, 2006 and recognize the cost of all share-based payments to employees, including stock option grants, in the income statement based on their fair values. We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS 123R will have a material effect on our results of operations.
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

Our quarterly revenue, especially the amount of license revenue we recognize in a quarter and our operating results could fluctuate materially, which could significantly affect the market price of webMethods’ common stock.
      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. A significant reason for these fluctuations is variation in the level of our quarterly revenue, especially the amount of license revenue we recognize in a quarter, which is difficult to predict with certainty and which varies depending on a number of factors. These fluctuations may cause quarter-to-quarter or year-to-year comparisons of our financial results not to be reliable indicators of our future revenue, license revenue or operating results. If our quarterly or annual total revenue, license revenue or operating results fail to meet the guidance we provide publicly or the expectations of investors or securities analysts by a material amount, there could be a material adverse effect on the market price of webMethods’ common stock. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	changes in demand for our software products and services;

•	the timing and terms of large transactions with customers;

•	the spending environment for business integration and optimization solutions;

•	competitive pressures;

•	fluctuations in the revenue and license revenue of our geographic regions;

•	our ability to execute on our business strategy and sales strategies within the timeframes we anticipate;

•	the number of our quota-bearing sales representatives, their experience with our solutions, software products and sales processes and their capability to utilize our solution-selling approach;

•	the timing and amount of revenue from acquired technologies or businesses;

•	the amount and timing of operating expenses and the success of attempts to increase expense efficiency and the timing and amount of non-recurring or non-cash charges;

•	delays in the availability of new products or new releases of existing products;

•	costs of legal compliance, including compliance with the Sarbanes-Oxley Act of 2002 and regulatory requirements and investigating allegations that may be made or resolving pending or threatened legal claims; and

•	changes that we may make in our business, operations and infrastructure.
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
      We forecast our future total revenue and license revenue and operating results based upon information from our sales organization, finance and accounting department and other groups within our organization. The information on which our forecasts are based reflect expectations of future performance and beliefs regarding continuation of trends and anticipated future achievements, which are uncertain and are subject to a number of risks and uncertainties that we attempt to articulate for investors and securities analysts. We may fail accurately to forecast our future total revenue or license revenue due to a number of factors, including changes in customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, fluctuations in the total revenue and license revenue of our geographic regions, our ability to execute on our business strategy and sales strategies, changes in the number of quota bearing sales representatives and their experience with our solutions, software products and sales processes, the timing and amount of revenue from acquired technologies or businesses, delays in the availability of new products or new releases of existing products, changes that we may make in our business, operations and infrastructure, seasonal factors or major, unanticipated events.
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
      The market price for webMethods’ common stock has experienced significant fluctuation over the years and may continue to do so. From our initial public offering in February 2000 until February 7, 2006, the closing price of webMethods’ stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $3.96. In addition to our quarterly total revenue, license revenue or operating results, this volatility in the market price for webMethods’ common stock may be affected by a number of other factors, including:

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
      We have established strategic relationships with system integration partners and others. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, and increase our implementation and professional services delivery capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During our fiscal year 2005 and the first nine months of fiscal year 2006, our systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that trend to continue in future periods. If our relationships with our strategic business partners diminish or terminate or if we fail to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. Our partners often are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our competitors, which could harm our business, our operating results and materially impact the market price of webMethods’ common stock.

Before the current fiscal year, we had a history of operating losses, and our failure to sustain profitability could impact our prospect of achieving our growth targets and have a material adverse effect on the market price of webMethods’ common stock.
      During much of our history, we have sustained losses from operations. For a number of reasons described in other factors listed here, we may not be able to achieve our anticipated levels of total revenue and license revenue or to control our operating expenses, which could prevent us from achieving our forecasts of operating results, including sustaining profitability. Any failure on our part to remain profitable could have a material adverse effect on the market price of webMethods’ common stock. Further, the expensing of stock options in the future is expected to add significant option compensation expense that could significantly or delay our ability to maintain profitability . If we do not generate sufficient revenue to achieve and maintain income from operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings.

The Sarbanes-Oxley Act of 2002 requires that we undertake periodic evaluations of our internal control over financial reporting, which may identify material weaknesses that could harm our reputation and impact the market price of webMethods’ common stock.
      The Sarbanes-Oxley Act of 2002 requires that our management establish and maintain internal control over financial reporting and annually assess the effectiveness of our internal control over financial reporting and report the results of such assessment. Our management assessed the effectiveness of our internal control over financial reporting at March 31, 2005 and concluded, based upon their assessment, that our internal control over financial reporting was effective regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We cannot predict the outcome of our assessments in future periods. If our management concludes in the future that our internal control over financial reporting is not effective due to material weakness, we expect that we must then change our internal control over financial reporting to remediate such material weakness. In that situation, investors and stock analysts may lose confidence in the reliability of our financial statements, we may not be successful in effecting the necessary remediation and we may be subject to investigation or sanctions by regulatory authorities. We also expect that we will continue to identify areas of internal control over financial reporting that require improvement, and that we will continue to enhance processes and controls to address those issues, reduce the number of critical controls and expand the global use of critical controls, which will involve additional expense and diversion of management’s time and may impact our results of operations.

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
      We cannot be certain that our software products and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we have been subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products, technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties have brought, and may bring in the future, claims of infringement against us or our licensees. Because our software products are integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. We have previously incurred expenses related to, and may agree in the future to indemnify certain of our customers against, claims that our software products infringe upon the intellectual property rights of others. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. Such claims may be with or without merit.
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
      The Financial Accounting Standards Board has adopted SFAS 123R, “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (such as employee stock options and participation in our employee stock purchase plan) and record such compensation costs in our consolidated financial statements beginning in our three month period ending June 30, 2006. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (“ESPP”). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 14 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in webMethods’ Form 10-K for the fiscal year ended March 31, 2005. Although we have not completed our final evaluation of the impact of SFAS 123R, we expect that it will have a material adverse impact on our results of operations by increasing our operating expenses and reducing our net income and earnings per share, which we expect to significantly impair our ability to return to and sustain profitability. That impact could have a material adverse effect on the market price of webMethods’ common stock. In addition, to the extent SFAS 123R makes it more difficult or costly to issue stock option grants to our executive officers and employees, we may be forced to alter our stock-based compensation plans in ways that reduce potential benefits to our employees and impede our ability to attract, retain and motivate executive officers and key personnel, which could adversely affect our business.

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
      Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2005, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.
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
      Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.
      Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      A purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York in 2001 that named webMethods, several of our executive officers at the time of our initial public offering (IPO) and the managing underwriters of our initial public offering as defendants. This action made various claims, including that alleged actions by underwriters of webMethods’ IPO were not disclosed in the registration statement and final prospectus for webMethods’ IPO or disclosed to the public after webMethods’ IPO, and sought unspecified damages on behalf of a purported class of purchasers of webMethods’ common stock between February 10, 2000 and December 6, 2000. This action was consolidated with similar actions against more than 300 companies as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against webMethods’ executive officer defendants have been dismissed without prejudice. The Company has considered and agreed with representatives of the plaintiffs in the consolidated proceeding to enter into a proposed settlement, which was amended in March 2005 and preliminarily approved by the court in late August 2005, with a settlement fairness hearing scheduled for April 2006. Under the proposed settlement, the plaintiffs would dismiss and release their claims against the Company in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants, plus reasonable cooperation with the plaintiffs with respect to their claims against the underwriter defendants. The Company believes that any material liability on behalf of the Company that may accrue under the proposed settlement would be covered by its insurance policies. From time to time, webMethods is involved in other disputes and litigation in the normal course of business.

ITEM 6.	EXHIBITS
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMETHODS, INC.

By:	/s/ DAVID MITCHELL

David Mitchell
President and Chief Executive Officer
Date: February 9, 2006

By:	/s/ MARK WABSCHALL

Mark Wabschall
Executive Vice President and Chief Financial Officer
Date: February 9, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended

3	.2(2)	Amended and Restated Bylaws of webMethods, Inc.

4	.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock

4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company

10	.2(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended

10	.3(3)	Employee Stock Purchase Plan

10	.4(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors

10	.5(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers

10	.6(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents

10	.7(8)	Form of Stock Option Agreement for stock option grants to directors

10	.8(7)	Form of notice of grant of stock option

10	.9(9)	Deferred Compensation Plan for Directors, as amended

10	.10(8)	Consulting Agreement dated October 3, 2004 between Phillip Merrick and webMethods, Inc.

31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32	.1*#	Section 1350 Certification of Chief Executive Officer

32	.2*#	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 1-15681).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2003 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(9)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2005 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.