Form 10-K
period 2006-03-31
WEBMETHODS INC
filed 2006-06-22
CIK 1035096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
      As of September 30, 2005, there were 53,653,038 shares of the registrant’s Common Stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant, based upon the closing sale price ($7.07) of such shares on the Nasdaq National Market for such date, was approximately $375.4 million.
      As of June 12, 2006, there were outstanding 55,195,175 shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the definitive Proxy Statement to be used in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated. That Proxy Statement will be filed within 120 days of registrant’s fiscal year ended March 31, 2006.

WEBMETHODS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2006

      References in this Annual Report on Form 10-K to “webMethods,” “we,” “us” or “our” include webMethods, Inc. and its subsidiaries unless a statement specifically refers to webMethods, Inc.
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to:

•	projections of revenue, costs or expense, margins, income or loss, earnings or loss per share, capital expenditures, cash requirements or other financial items, effective tax rate, sufficiency of working capital and projections regarding the market for our software and services;

•	statements of our plans, objectives or expectations, including the development or enhancement of software, development and continuation of strategic partnerships and alliances, contributions to revenue by our business partners, implementation and effect of sales and marketing initiatives, future financial results, future financial results within geographic or specific markets and the allocation of resources to those markets, predictions of the timing and type of customer or market reaction to sales and marketing initiatives, the ability to control expenses, anticipated cost savings or expense reduction strategies, future hiring, business strategy and the execution on it and actions by customers and competitors;

•	statements of future economic performance or economic conditions, the continuation of patterns identified as trends or seasonal occurrences or the impact of recent or anticipated changes in accounting standards;

•	statements of our plans for remediation of a material weakness, or other changes, in our internal controls over financial reporting; and

•	assumptions underlying any of the foregoing.
In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue,” the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations reflected in the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1A under the caption “Risk Factors.” Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and we disclaim any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
PART I

Item 1.	BUSINESS
OVERVIEW
      webMethods is a leading provider of business integration and optimization software. Our products and solutions enable our customers to improve the performance of their organizations by implementing and accelerating business process improvements. We work with our customers to increase the efficiency of their activities, improve their ability to adapt to changing market conditions, and create competitive advantage through a focus on the business processes that run their organizations. We use the term “Business Process Productivity” to describe this process-centric approach to business performance improvement.

      We market and sell our products and solutions primarily to the largest 2,000 corporations worldwide (the “Global 2000”) and major government agencies. We license software and sell our services primarily through our direct sales organization augmented by other sales channels, including our strategic software vendor partners, major systems integrators with whom we have strategic alliances, other strategic partners and distributors and, to a lesser extent, resellers. We license our software primarily on a perpetual basis.
      In our fiscal year ended March 31, 2006, we added approximately 140 new customers, and no single customer accounted for more than 10% of our revenue in any quarter of that fiscal year. As of March 31, 2006, we had approximately 1,400 customers around the world, distributed across our target markets in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
PRODUCTS AND SOLUTIONS
webMethods Fabric
      Our primary offering is webMethods Fabrictm, a unified business integration and optimization product suite that combines the following capabilities into a single integrated software platform:

•	Proven enterprise application integration (“EAI”) and business-to-business (“B2B”) integration capabilities drawn from our product leadership in those markets.

•	A comprehensive set of capabilities for implementing Service-Oriented Architecture (“SOA”), which enables customers to extend the value of existing IT assets by converting them into reusable components that can be reassembled and reconfigured to meet new business needs. These capabilities include an integrated Web services registry, Web services monitoring, mediation, and management functionality, and real-time analytics for managing service levels.

•	Mature Business Process Management (“BPM”) capabilities that are not only targeted at integrating an organization’s core, high-volume, mission-critical business processes, but which also include rich workflow capabilities that allow manual tasks and human decision points to be incorporated into an end-to-end business process.

•	Patent-pending Business Activity Monitoring (“BAM”) capabilities that provide real-time visibility into business process performance, as well as the ability to predict exceptions by comparing current activity with historical norms.
      Although similar capabilities can be found in competing software products, we believe that the unification of these technologies into a common architecture, common operating environment, and common user experience differentiates webMethods Fabric from the products offered by our competitors.
      In April 2005, we launched webMethods Fabric 6.5. In addition to numerous detailed feature enhancements, this release delivered significantly higher levels of integration between the components discussed above, as well as considerable usability improvements designed to make end-users of the technology more productive. The latest version of the product suite provides users with a seamless end-to-end experience from defining a business process, assigning the real-time business metrics that they want to use to track business performance, creating the services and linking in the systems involved in the process, deploying the results for end-users, and then monitoring the solution in action.
      Other significant developments in the fiscal year ended March 31, 2006 include the following:

•	In August 2005, we announced a strategic partnership and reseller agreement with NEON Systems, Inc. (now DataDirect Technologies, an operating unit of Progress Software Corporation), that allows us to offer NEON’s Shadow RTE® mainframe integration technology for companies wanting to connect to mainframe systems and data using standard Web services technology.

•	In November 2005, we announced a licensing agreement with Fair Isaac Corporation to incorporate Fair Isaac’s Blaze Advisor, a leading rules management product, as the embedded rules engine for future editions of webMethods Fabric. This capability provides business users with added versatility and ease-of-use in the way in which business rules and policies are created, managed, and changed within the webMethods Fabric operating environment.

•	In December 2005, webMethods Fabric was certified for conformance to the Common Criteria for IT Security Evaluation (ISO Standard 15408). The Common Criteria certification is accepted internationally as a definitive standard for guaranteeing that the integrity and security architecture of a technology have been thoroughly tested and validated by an accredited, third-party source. In the USA, various government departments and agencies have policies requiring the use of Common Criteria certified technology under certain scenarios.

      webMethods Fabric’s capabilities are organized into four product groupings: Enterprise Services Platform, Business Process Management, Business Activity Monitoring and Composite Application Framework.
Enterprise Services Platform
      The webMethods Enterprise Services Platformtm is the integration and SOA foundation of the webMethods Fabric product suite. Conceptually, it serves as the basis by which systems are integrated and made available as reusable business services, which can then be linked together into new business processes or assembled into new software applications. The key capabilities of the webMethods Enterprise Services Platform include the following:

•	Proven business integration functionality that provides customers a unified XML-based environment for addressing both application-to-application and business-to-business integration scenarios, including the ability to connect reliably to a variety of legacy systems and packaged applications, communicate securely across firewalls, perform data transformations and mappings, and manage a community of trading partners.

•	An extensive library of adapters that provides customers a standard mechanism for integrating applications that have proprietary programming interfaces, such as those from vendors like Oracle Corporation and SAP. Using adapters, developers do not have to learn the technical intricacies of each interface; instead, they have a graphical interface for configuring the operations to be performed against a software application. An adapter development kit simplifies the creation of custom adapters for software applications that are not supported within our broad library of adapters.

•	Support for a wide range of electronic commerce protocols that enable customers to integrate their information systems with those of their business partners to automate inter-company interactions, such as order management, inventory synchronization, logistics management and supply collaboration. Supported protocols and e-business standards include EDI, EDIINT (AS1, AS2, and AS3), RosettaNet, CIDX, PIDX, FIX, SWIFT and ebXML.

•	High performance messaging middleware that serves as the communications layer in the webMethods Fabric architecture, and which enables the real-time, event-driven interactions needed for BAM and other high- volume applications that require reliable message delivery and a scalable publish/subscribe architecture capable of processing thousands of messages per second. A Java Message Service (“JMS”)-compliant interface is also available.

•	Web services enablement and management features that allow customers to make integration assets created with webMethods Fabric and existing application functions available as standard Web services, and then to manage the deployment of those services and any other Web services in the environment, irrespective of where they originate, with enterprise-class quality of service. The Web services management capabilities integrated into webMethods Fabric include a service registry, security, load balancing, fail-over, and unique real-time service-level monitoring functionality enabled by our patent-pending technology.

Business Process Management
      Our BPM capabilities facilitate the design, deployment, and monitoring of business processes that involve interactions between computer systems as well as people. Some business processes are automated, requiring minimal manual intervention (usually only to address exceptions), whereas other types of business processes, such as loan or claims processing, are primarily manual in nature. Our BPM offerings support both scenarios. By providing an easy-to-use process modeling environment that shields users from the underlying software applications and technical complexity, our solution makes it feasible for non-technical staff to play a productive role in defining business processes. The visual design environment allows customers to create workflow solutions, including the associated user interfaces for presenting users with tasks and information, with minimal software coding effort.
Business Activity Monitoring
      Our BAM offering has capabilities that are based on a patent-pending technology that provide customers with a real-time view into key business performance indicators (for example, order processing time), and the ability to be alerted proactively when results deviate from established norms (for instance, if orders start taking longer than normal to process). The close integration between our BPM and BAM capabilities means there is minimal incremental effort for the user to identify which metrics to monitor for a given business process. Our BAM offering further reduces the effort on the part of the user by automatically monitoring certain pre-identified metrics and using statistical analysis to establish normal patterns of behavior. This allows the system to alert the user to an exception to such patterns of behavior, through a unique feature called “fingerprinting,” enabled once the system observes current readings deviating from previously-seen ranges. The advantage of our approach is that users are not required to define limits manually, and the system automatically adjusts thresholds based on actual data (for example, accommodating variations in order processing time depending on the time of day). The real-time nature of these capabilities enables customers to anticipate exceptions, allowing them to respond quickly and, potentially, to avoid impact to the business. The ability to do root-cause analysis is a further decision-making benefit, helping customers determine the specific factors contributing to a business process exception.
Composite Application Framework
      The webMethods Composite Application Frameworktm enables customers to assemble new applications from the services made available by the webMethods Enterprise Services Platform and other sources of Web services. It provides an alternative to coding traditional client/server or Web applications from scratch and is especially advantageous when there is an inventory of existing business components from which to assemble new software applications. The webMethods Composite Application Framework includes a portal that serves as the primary user interface for these composite software applications, allowing people — both inside and outside the organization — to be provided with personalized, secure, access to the application functionality, information, and business processes that are relevant to their job function or relationship to the organization.
Business Process Productivity Solutions
      In 2005, we launched a series of targeted Business Process Productivitytm solutions that address specific industry needs. Our solutions combine the webMethods Fabric suite with intellectual assets that include the following:

•	Personalized user interfaces and reporting dashboards to speed and simplify end-user adoption.

•	Predefined business templates, rules, processes and key performance indicators to enhance the immediate business value that these solutions can deliver.

•	Documented reference architectures, implementation methodologies, targeted training programs, and user-based business case analysis to help ensure successful implementation of the software.

      Our initial set of solutions are directed in the areas of compliance, financial services, and demand-driven enterprises (e.g., manufacturing, retail). We anticipate developing further solutions in these and other areas in the future.
webMethods for Compliance
      webMethods for Compliance includes a continuous controls monitoring solution for Sarbanes-Oxley and other regulatory requirements. The solution provides businesses with the ability to continuously and automatically monitor their compliance control points without the risks or costs associated with manual testing and controls. A compliance dashboard alerts users to exceptions when control points are violated, while document management capabilities improve and secure information flow by managing control and disclosure procedures. As part of our strategy to target the compliance market, we entered into strategic partnerships with Bwise, Inc., a provider of compliance and enterprise risk management software, and Certus Software, Inc., a provider of corporate governance and compliance software.
webMethods for Financial Services
      webMethods for Financial Services includes a payments processing solution that helps wholesale banks and other financial institutions optimize their corporate payments operations and reduce transaction costs while effectively managing associated customer service level commitments. This solution helps organizations avoid financial penalties by continuously measuring adherence to important customer-specific Key Performance Indicators. This enhanced, real-time process monitoring can also be used to deliver additional customer benefits, such as the ability for end-users to immediately determine payment status, which provides corporate customers with greater control over the execution of these transactions while allowing banks the opportunity to assess additional fees as a result.
webMethods for the Demand-Driven Enterprise
      webMethods for the Demand-Driven Enterprise includes solutions for demand fulfillment monitoring, sales and operations planning, and store integration. Collectively, the solutions help enterprises bridge the gaps within their supply chains that prevent them from responding effectively to changes in demand.
      The demand fulfillment monitoring solution helps manufacturers to increase the accuracy of order fulfillment by more effectively and consistently matching supply with demand throughout their operations. Increases in proper order fulfillment translate into benefits such as inventory reduction and shorter order-to-cash cycle times.
      The sales and operations planning monitoring solution helps retailers and manufacturers predict and respond more rapidly to changes in demand. By providing supply chain executives with a consolidated, real-time view into their sales and operational planning environment, organizations can quickly detect changes in demand and respond accordingly. This approach can be critical in bringing products to market and aligning the various resources needed across sales, marketing, production, and manufacturing. We entered into an agreement with Blue Agave Software, a provider of software solutions for improving replenishment, demand management and fulfillment execution, to complement our offering.
      The store integration solution allows retailers to monitor sales at an item and category level and to analyze point-of-sale data in near real-time to spot trends and to compare actual sales against forecast data. The benefits of this solution include more responsive promotional activities and improved time-to-market.
SERVICES
      We offer a range of professional services to assist our customers both during the initial deployment of our products and thereafter to address our customers’ needs through the entire project lifecycle. Our professional services consultants are located throughout the Americas, Europe/Middle East/Africa (“EMEA”), Japan and Asia Pacific regions, allowing us to provide localized, on-site support across our global customer base. Our services include “jump start” packages and full project implementations; advisory services, including architecture and performance assessments, and services concerning strategy and best practices with regard to the establishment of integration competency centers; product training; and ongoing outsourced maintenance and operational support. We may provide these services directly or augment the efforts of a systems integration partner.
      Our professional services organization has developed GEAR, an implementation methodology derived from our experience and specific to our products. GEAR provides customers with best practices, project templates, white papers, and other tools. Together, these resources assist in gathering requirements, capturing the scope of the project, defining the architecture, implementing a solution, and rolling out the finished system.
      We have invested in developing a Service-Oriented Architecture strategy and architecture service offering to help customers clarify their SOA strategy and cost-justify investments for both IT and business management. Our SOA methodology involves a 10-step roadmap for customers that culminates in the delivery of an SOA business vision, architecture blueprint, and plan that addresses the organizational and procedural aspects of implementing SOA.
      We offer training and continuing education to help ensure the success of our customer implementations. We provide a mix of classroom, onsite, and online training designed to best meet our users’ requirements. We have regularly scheduled courses covering our entire product line and more than 20 key topics of interest to developers, administrators, and business analysts.
      We offer our customers a variety of support and maintenance plans designed to meet their specific needs, including the option of 24-hour coverage, seven days per week. We have established a “follow-the sun” support model designed to ensure that our personnel are available during the business day in a variety of time zones around the world, with major support centers in Virginia and California in the United States, and in Australia, Japan and the Netherlands. Our resellers and distributors generally provide initial software support to their customers, and we provide secondary support on more complicated issues. Our support and maintenance customers and partners also have access to the webMethods Advantagetm extranet, which provides access to product documentation, discussion groups, implementation guides, technical advisories and access to our customer service management system that allows individuals to submit and monitor the status of any technical issues.
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
      Our direct sales organization consists of sales representatives and pre-sales consultants supported by personnel with experience within the industries we target. At March 31, 2006, our sales and marketing personnel serving North America were located in our headquarters in Fairfax, Virginia, and in approximately 19 other offices in the United States and Canada. At that date, our sales and marketing personnel in EMEA were located in nine countries, and our sales and marketing personnel in Japan and our Asia Pacific region were located in Australia, Japan and five other countries. Information on revenue we derived from our Americas, EMEA, Japan and Asia Pacific operations, as well as long lived assets located in those geographic regions, is included in Note 20 of the Notes to Consolidated Financial Statements included elsewhere in this report. We expect to continue expanding our sales and marketing group through targeted recruitment of qualified individuals.

      Our sales efforts are focused on customers, prospective customers and business partners in manufacturing, process industries (such as chemicals, oil and gas, life sciences, metals, paper and plastics), financial services, consumer goods manufacturing and retail, government and telecommunications.
      The sales cycle for our software typically ranges from six to nine months. A prospective customer’s decision to use our products may involve a substantial financial commitment, which may require a significant evaluation period and approval from or by the customer’s senior management. A customer’s decision to license certain of our products may also involve significant user education and deployment costs, as well as substantial involvement of the customer’s personnel. Due to the nature of our business, we have no inventory.
      We have experienced quarterly fluctuations in our operating results and anticipate fluctuations in the future. In the past we have experienced certain general seasonal factors, from time to time, such as when revenue in our second fiscal quarter (ending September 30) has been positively impacted by budgeting cycles of the U.S. Government, and has been negatively impacted because businesses often defer purchase decisions during summer months. In addition, revenue in our third fiscal quarter (ending December 31) has been positively impacted by the end-of-year budgeting cycles of many Global 2000 companies, and revenue in our fourth fiscal quarter (ending March 31) has been positively impacted, as revenue in our first fiscal quarter (ending June 30) has been negatively impacted, by the annual nature of our sales compensation plans. Quarterly revenue and operating results depend on the volume and timing of orders received, which may be affected by large individual transactions that sometimes are difficult to predict.
PRODUCT DEVELOPMENT
      We pursue a judicious mix of internal development, technology acquisition, and strategic partnerships to allow us to offer a compelling and differentiated solution.
      We focus our ongoing product development efforts on a combination of enhancing, broadening, and deepening the functionality of our core products to address new industries, marketplaces, geographies and software alliances as well as bringing about innovations to meet emerging opportunities. We have dedicated a significant amount of effort to integrating our various product capabilities to realize the vision of webMethods Fabric as a unified product suite. We maintain our primary development centers in Fairfax, Virginia, Sunnyvale, California and Bangalore, India and have additional development teams in Denver, Colorado and Bellevue, Washington. Our research and development expenses, including stock-based compensation, were $40.2 million, $44.5 million and $45.1 million in our fiscal years ended March 31, 2006, 2005 and 2004, respectively. The significant decrease in our research and development expenses in fiscal 2006 was primarily the result of increasing the proportion of our product development staff based in Bangalore, India, which has lower personnel and operating expenses than our product development centers in the United States.
STRATEGIC RELATIONSHIPS
      We work closely with several major systems integrators and other strategic partners including Accenture, Atos Origin, BearingPoint, Capgemini, CGI-AMS, Crowe Chizek, CSC, Deloitte, EDS, Global eXchange Services, HP and TCS to support our customers’ integration needs and to expand the resources available to implement our software. We invest in education to assist our strategic partners in staying knowledgeable in, and proficient with, our software products and solutions. We believe that our investment in these relationships is important because our strategic partners’ promotion of our products as the most appropriate solution for their clients augments our direct sales force.
      We also have strategic Original Equipment Manufacturer (“OEM”) relationships with enterprise application vendors, including Oracle Corporation and SAP AG, which help us in selling to prospective customers that own or plan to purchase products from these companies in which a license-limited version of our software may be embedded. We believe that this provides us with an incumbency advantage for many of the new business opportunities for which we compete.

      We believe that the relationships with our strategic partners resulted in, directly or indirectly, a significant portion of our license revenue during the fiscal year ending March 31, 2006 and in prior fiscal years, and we expect this to continue in future periods.
COMPETITION
      The market for our software and services is extremely competitive and subject to rapid change. We believe that we have a compelling offering in the webMethods Fabric product suite, significant expertise in application and trading partner integration, a track record of innovation, and are a recognized leader in our industry. However, we compete with numerous other providers of integration software products. Our competitors include BEA Systems, Inc., IBM, Microsoft Corporation, Oracle Corporation, SAP AG, TIBCO Software, Inc. and a wide range of smaller vendors associated with the capabilities that we offer. We may encounter further competition from other emerging companies. In addition, we may face pricing pressures from our current competitors and new market entrants in the future. We believe that the competitive factors affecting the market for our software and services are numerous and the specific importance of any one of these factors varies significantly for each customer. These competitive factors include product functionality and features; performance and price; ease and cost of product implementation; vendor and product reputation; quality of customer support services; financial strength; customer training and documentation; and quality of professional services offerings. Although we believe that our software and services currently compete favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors.
      Some of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater brand recognition and larger installed customer bases than we do. Our present or future competitors may be able to develop software similar to or even superior in functionality to what we offer, some may be able to adapt more quickly than we do to new technologies, evolving industry trends or new customer requirements, or devote greater resources to the marketing, design and development, and sale of their products. Accordingly, it is possible that we may not be able to compete effectively in our markets, which may harm our business and operating results. If we are not successful in developing new software and enhancements to our existing software or in achieving customer acceptance, our gross margins may decline, and our business and operating results may suffer.
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
      For example, we take measures to avoid disclosure of our trade secrets, including, but not limited to, requiring all employees and certain consultants, customers, prospective customers, and others with which we have business relationships to execute confidentiality agreements that prohibit the unauthorized use and disclosure of our trade secrets and other proprietary materials and information. Further, we enter into license agreements with our customers, strategic partners, resellers and distributors that limit the unauthorized access to, use and distribution of our software, documentation and other proprietary information. Our license agreements with our customers, strategic partners, resellers and distributors impose restrictions on the use of our technology, including prohibiting the reverse engineering or de-compiling of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. We also restrict access to our source code. While some of our license agreements require us to place the source code for our software in escrow for the benefit of the licensee, these agreements generally provide these licensees with a limited, non-exclusive license to use this code in the event we cease to do business without a successor or there is a bankruptcy proceeding by or against us. Certain agreements may provide that the licensee can use the escrowed source code if we fail to provide the necessary software maintenance and support.
      We also seek to protect our technology, software, documentation and other proprietary information under the copyright, trademark and patent laws. We assert copyright in our software, documentation and other works of authorship, and periodically register copyrights with the U.S. Copyright Office in qualifying works of authorship. We assert trademark rights in and to our name, product names, logos and other markings that are designed to permit consumers to identify our goods and services. We routinely file for and have been granted trademark protection from the U.S. Patent and Trademark Office for qualifying marks. We currently hold a trademark registration in the United States for various marks, including the “webMethods,” “B2B Integration Server” and “Glue” marks, and a trademark registration in certain other countries and the European Union for the “webMethods” mark. We have two patents issued in the United States and several patent applications pending for technology related to our software. We may file additional patent applications in the United States or other countries in the future.
      Despite our efforts to protect our proprietary rights, contractual provisions, licensing restrictions and existing laws and remedies afford us only limited protection. The steps we have taken to protect our proprietary rights and intellectual property may not be adequate to deter misappropriation of our technology, and the protections we have may not prevent our competitors from developing products with functionality or features similar to our software. For more information regarding our proprietary rights, see Item 1A “Risk Factors — If we are unable effectively to protect our intellectual property, we may lose a valuable asset, experience reduced market share, or incur costly litigation to protect our rights” and “Third-party claims that we infringe upon their intellectual property rights may be costly to defend and could damage our business.”
CORPORATE INFORMATION
      webMethods, Inc. was organized in Delaware in 1996. We completed our initial public offering in February 2000. Our executive offices are located at 3877 Fairfax Ridge Road, South Tower, Fairfax, Virginia 22030, and our main telephone number is (703) 460-2500. We operate in a single segment of software and related services.
AVAILABLE INFORMATION
      Our internet address is www.webMethods.com. We provide free of charge on the Investor Relations page of our web site access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Information appearing on our website is not incorporated by reference in and is not a part of this report.
EMPLOYEES
      As of March 31, 2006, we employed approximately 826 full-time employees. These included approximately 244 in sales and marketing, 221 in professional services and technical support, approximately 234 in research and development and approximately 127 in other administrative areas, including accounting, finance, human resources, facilities and information technology. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we have employed, and will continue to employ, independent contractors and consultants to support research and development, sales and marketing, and business development. Our employees generally are not represented by a collective bargaining agreement, although employees in certain of our international subsidiaries have claimed membership in trade unions or sought to invoke union representation in certain personnel matters. We have never experienced a strike or similar work stoppage and we consider relations with our employees to be good.

Item 1A.	RISK FACTORS
      You should consider the following risks and uncertainties when evaluating our statements in this report and elsewhere and prior to making an investment decision as to our securities. We are subject to risks and uncertainties in addition to those described below, which, at the date of this report, we may not be aware of or which we may not consider significant. Each of these factors may adversely affect our business, financial condition, results of operations or the market price of our common stock.
Our quarterly revenue, especially the amount of license revenue we recognize in a quarter and our operating results could fluctuate materially, which could significantly affect the market price of our common stock.
      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. A significant reason for these fluctuations is variation in the level of our quarterly revenue, especially the amount of license revenue we recognize in a quarter. which is difficult to predict with certainty and which varies depending on a number of factors. Factors that may cause our quarterly operating results to vary substantially in the future include:

•	changes in demand for our software products and services;

•	the timing and terms of large transactions with customers;

•	the spending environment for business integration and optimization solutions;

•	competitive pressures;

•	fluctuations in the revenue and license revenue of our geographic regions;

•	our ability to execute on our business strategy and sales strategies within the timeframes we anticipate;

•	the number of our quota-bearing sales representatives, their experience with our solutions, software products and sales processes and their capability to utilize our solution-selling approach;

•	the timing and amount of revenue from acquired technologies or businesses;

•	the amount and timing of operating expenses and the success of attempts to increase expense efficiency and the timing and amount of non-recurring or non-cash charges;

•	delays in the availability of new products or new releases of existing products;

•	costs of legal compliance, including compliance with the Sarbanes-Oxley Act of 2002 and regulatory requirements and investigating allegations that may be made or resolving any pending or threatened legal claims; and

•	changes that we may make in our business, operations and infrastructure.
      We also may experience delays or declines in expected total revenue or license revenue due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, purchasing practices and requirements of prospective customers, including contract provisions or contingencies they may request, changes in demand for our software and services, changes that we may make in our business or operations, economic uncertainties, geopolitical developments or uncertainties, travel limitations, terrorist acts, actual or threatened epidemics or other major unanticipated events. These periods of slower or no growth may lead to lower total revenue or license revenue or both, which could cause fluctuations in our quarterly operating results. In addition, variations in sales cycles may have an impact on the timing of our recognition of license revenue, which in turn could cause our quarterly total revenue and operating results to fluctuate. To successfully sell our software and services, we generally must educate our potential customers regarding their use and benefits, which can require significant time and resources and result in delays in revenue.
The market price of our common stock fluctuates as a result of factors other than our quarterly total revenue, license revenue and operating results, including actions taken by or performance of our competitors, estimates and recommendations of securities analysts, industry volatility and changes to accounting rules.
      The market price for our common stock has experienced significant fluctuation over the years and may continue to do so. From our initial public offering in February 2000 until June 12, 2006, the closing price of our stock on the Nasdaq National Market has ranged from a high of $308.06 to a low of $3.96. In addition to our quarterly total revenue, license revenue or operating results, this volatility in the market price for our common stock may be affected by a number of other factors, including:

•	the overall volatility of the stock market, particularly the stock prices of software and technology companies;

•	fluctuation in the levels of total revenue, license revenue and operating results of competitors;

•	changes in securities analysts’ estimates, recommendations or expectations with respect to our business, common stock or our industry;

•	rapid developments, consolidation and technology changes within our industry; and

•	changes to accounting rules.
      If any of these market or industry-based factors has a significant negative impact on the market price for our common stock, investors could lose all or part of their investment, regardless of our actual operating performance.
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
      Our current and potential competitors include, among others:

•	large software vendors;

•	companies that develop their own integration software or Web services technology;

•	business integration software vendors;

•	electronic data interchange vendors;

•	vendors of proprietary enterprise application integration; and

•	application server vendors.
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
      Our ability to achieve revenue growth and profitability of our business depends on the overall demand for business integration and optimization software and services. Our business depends on overall economic conditions, the economic and business conditions in our target markets and the spending environment for information technology projects, and specifically for business integration and optimization solutions, in those markets. A weakening of the economy in one or more of our geographic regions, unanticipated major events and economic uncertainties may make more challenging the spending environment for our software and services, reduce capital spending on information technology projects by our customers and prospective customers, result in longer sales cycles for our software and services or cause customers or prospective customers to be more cautious in undertaking larger license transactions. Those situations may cause a decrease in our license revenue and total revenue. A decrease in demand for our software and services caused, in part, by an actual or anticipated weakening of the economy, domestically or internationally, may result in a decrease in our revenue and growth rates.
Before the current fiscal year, we had a history of operating losses, and our failure to sustain profitability could impact our prospects of achieving our growth targets and have a material adverse effect on the market price of our common stock.
      During much of our history, we have sustained losses from operations. For a number of reasons described in other factors listed here, we may not be able to achieve our anticipated levels of total revenue and license revenue or to control our operating expenses, which could prevent us from achieving our forecasts of operating results, including sustaining profitability. Any failure on our part to remain profitable could have a material adverse effect on the market price of our common stock. Further, as discussed below, the expensing of stock options in the future is expected to add significant option compensation expense that could significantly impair or delay our ability to maintain profitability. If we do not generate sufficient revenue to achieve and maintain income from operations, our growth could be limited unless we are willing to incur operating losses that may be substantial and are able to fund those operating losses from our available assets or, if necessary, from the sale of additional capital through public or private equity or debt financings.
Treating stock options and employee stock purchase plan participation as a compensation expense could significantly impair our ability to sustain profitability on a GAAP basis, and may have an adverse impact on our ability to attract and retain key personnel.
      The Financial Accounting Standards Board has adopted SFAS 123R, “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (such as employee stock options and participation in our employee stock purchase plan) and record such compensation costs in our consolidated financial statements beginning in our three month period ending June 30, 2006. We grant stock options to our employees, officers and directors and we administer an employee stock purchase plan (“ESPP”). Information on our stock option plan and ESPP, including the shares reserved for issuance under those plans, the terms of options granted, the terms of ESPP participation, and the shares subject to outstanding stock options, is included in Note 16 of the Notes to Consolidated Financial Statements of webMethods, Inc. included in this report. We are currently evaluating the impact of the adoption of SFAS 123R on our results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS 123R will have a material adverse effect on our results of operations by increasing our operating expenses and reducing our net income and earnings per share, which could significantly impair our ability to sustain profitability. That impact could have a material adverse effect on the market price of our common stock. In addition, to the extent SFAS 123R makes it more difficult or costly to issue stock option grants to our executive officers and employees, we may be forced to alter our stock-based compensation plans in ways that reduce potential benefits to our employees and impede our ability to attract, retain and motivate executive officers and key personnel, which could adversely affect our business.
Our international operations expose us to foreign currency gains and losses.
      Our operating results are subject to fluctuations in foreign currency exchange rates. We have not engaged in foreign currency hedging activities to mitigate a portion of these risks. Fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business could adversely affect our operating results, if we continue to not engage in hedging activities.
If we fail accurately to forecast our future total revenue, license revenue or operating results, we may not satisfy the expectations of investors or securities analysts.
      We forecast our future total revenue and license revenue and operating results based upon information from our sales organization, finance and accounting department and other groups within our organization. The information on which our forecasts are based reflect expectations of future performance and beliefs regarding continuation of trends and anticipated future achievements, which are uncertain and are subject to a number of risks and uncertainties that we attempt to articulate for investors and securities analysts. We may fail accurately to forecast our future total revenue, license revenue or operating results due to a number of factors, including changes in customer demand, economic conditions, the timing and terms of large transactions with customers, competitive pressures, fluctuations in the total revenue and license revenue of our geographic regions, our ability to execute on our business strategy and sales strategies, changes in the number of quota bearing sales representatives and their experience with our solutions, software products and sales processes, the timing and amount of revenue from acquired technologies or businesses, delays in the availability of new products or new releases of existing products, changes that we may make in our business, operations and infrastructure, seasonal factors or major, unanticipated events.
      In addition, we generally close a substantial number of license transactions in the last month of each quarter, which makes it difficult to predict with certainty the level of license revenue we will have in any quarter until near to, or after, its conclusion. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenue and are relatively fixed in the short term. If total revenue or license revenue falls below our expectations in a quarter and we are not able to quickly reduce our spending in response, our operating results for that quarter could be significantly below the guidance we provide publicly or expectations of investors or securities analysts. As a result, the market price of our common stock may fall significantly.
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
We may incur significant expenses in hiring new employees and in reducing our headcount in response to changing market conditions.
      Our success in expanding the scope of our operations is dependent on successfully managing our workforce. As we grow, we must invest significantly in building our sales, marketing and product development groups. Competition for these people in the software industries is intense, and we may not be able to successfully recruit, train or retain qualified personnel. In addition, we must successfully integrate new employees into our operations and generate sufficient revenues to justify the costs associated with these employees. If we fail to successfully integrate employees or to generate the revenue necessary to offset employee-related expenses, we may be forced to reduce our headcount, which would force us to incur significant expenses and would adversely affect our business and operating results.
If we are unable to adapt and enhance our software products to meet rapid technological changes, to provide desired product interfaces or to conform to new industry standards, we could lose strategic partners, customers and future revenue opportunities.
      We expect that the rapid evolution of business integration and optimization software and related standards and technologies and protocols, as well as general technology trends such as changes in or introductions of operating systems or enterprise applications, will require us to adapt our software and solutions to remain competitive. Our software and solutions could become obsolete, unmarketable or less desirable to prospective customers if we are unable to adapt to new technologies or standards or if we fail to adapt our products to new platforms or provide desired product interfaces. If our software ceases to demonstrate technology leadership, conform to industry standards, adapt to new platforms or develop and maintain adapters or interfaces to popular products, we may have to increase our product development costs and divert our product development resources to address these issues. In addition, because our customers, prospective customers and certain strategic partners depend on our adapting and enhancing our software products to meet technological changes and to conform to new industry standards, any failure or perceived failure on our part to do so could result in potential losses of customers, prospective customers, strategic partners and future revenue opportunities.
We may face damage to the reputation of our software and a loss of revenue if our software products fail to perform as intended or contain significant defects.
      Our software products are complex, and significant defects may be found following introduction of new software or enhancements to existing software or in product implementations in varied information technology environments. Internal quality assurance testing and customer testing may reveal product performance issues or desirable feature enhancements that could lead us to reallocate product development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, require significant additional professional services work to address operational issues, damage the reputation of our software in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, our software is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our partners and customers. This could result in lost revenue, delays in customer deployment or legal claims and would be detrimental to our reputation. If our software experiences performance problems or ceases to demonstrate technology leadership, we may have to increase our product development costs and divert our product development resources to address the problems.

Our business may be adversely impacted if we do not provide professional services to implement our solutions or if we are unable to establish and maintain relationships with third-party implementation providers.
      Customers that license our software typically engage our professional services staff or third-party consultants to assist with product implementation, training and other professional consulting services. We believe that many of our software sales depend, in part, on our ability to provide our customers with these services and to attract and educate third-party consultants to provide similar services. New professional services personnel and service providers require training and education and take time and significant resources to reach full productivity. Competition for qualified personnel and service providers is intense within our industry. Our business may be harmed if we are unable to provide professional services to our customers to effectively implement our solutions of if we are unable to establish and maintain relationships with third-party implementation providers.
We rely on strategic alliances with major systems integrators and other similar relationships to promote and implement our software.
      We have established strategic relationships with system integrators and others. These strategic partners provide us with important sales and marketing opportunities, create opportunities to license our solutions, and increase our implementation and professional services delivery capabilities. We also have similar relationships with resellers, distributors and other technology leaders. During our fiscal year 2006, our systems integrator partners directly or indirectly influenced a significant portion of our license revenue, and we expect that trend to continue in future periods. If our relationships with our strategic partners diminish or terminate or if we fail to work effectively with our partners or to grow our base of strategic partners, resellers and distributors, we might lose important opportunities, including sales and marketing opportunities, our business may suffer and our financial results could be adversely impacted. Our strategic partners often are not required to market or promote our software and generally are not restricted from working with vendors of competing software or solutions or offering their own solutions providing similar capabilities. Accordingly, our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our software and solutions rather than the products of competitors or that they offer themselves. If these relationships are not successful or if they terminate, our revenue and operating results could be materially adversely affected, our ability to increase our penetration of our markets could be impaired, we may have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our software than we would otherwise, and our efforts may not be as effective as those of our competitors, which could harm our business, our operating results and materially impact the market price of our common stock.
Our business strategy contemplates possible future acquisitions of companies or technologies that may result in disruptions to our business, integration difficulties, increased debt or contingent liabilities, dilution to our stockholders or other adverse effects on future financial results.
      We may make investments in, or acquisitions of, technology, products or companies in the future to maintain or improve our competitive position. We may not be able to identify future suitable acquisition or investment candidates, and even if we identify suitable candidates, may not be able to make these acquisitions or investments on commercially acceptable terms, or at all. With respect to potential future acquisitions, we may not be able to realize future benefits we expected to achieve at the time of entering into the transaction, or our recognition of those benefits may be delayed. In such acquisitions, we will likely face many or all of the risks inherent in integrating corporate cultures, product lines, operations and businesses. We will be required to train our sales, professional services and customer support staff with respect to acquired software products, which can detract from achieving our goals in the current period, and we may be required to modify priorities of our product development, customer support, systems engineering and sales organizations. Further, we may have to incur debt or issue equity securities to pay for any future acquisitions or investments, the issuance of which could be dilutive to our stockholders.

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
      Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret, trademark and patent laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Despite our efforts to protect our proprietary rights, contractual provisions, licensing restrictions and existing laws and remedies afford us only limited protection. The steps we have taken to protect our proprietary rights and intellectual property may not be adequate to deter misappropriation of our technology. Unauthorized parties may copy aspects of our software and obtain and use information that we regard as proprietary. Competitors may use such information to enhance their own products or to create similar technology which directly competes with our products, potentially diminishing our market share. In addition, the protections that we have may not prevent our competitors from developing products with functionality or features similar to our software.
      It is possible that the copyrights, trademarks or patents held by us could be challenged and invalidated. For example, we cannot be certain that the two patents we hold, those that we have applied for, if issued, or our potential future patents will not be successfully challenged. Further, we cannot be certain that we will be able to develop proprietary products or technologies that are patentable, that any patent issued to us will provide us with any competitive advantage or that the patents of others will not seriously limit or harm our ability to do business. Other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights effectively. Policing the unauthorized use of our products and other proprietary rights is difficult and expensive, particularly given the global nature and reach of the Internet. Effective protection of our intellectual property rights may be limited in certain countries because the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. A small number of our agreements with customers and system integrators contain provisions regarding the rights of third parties to obtain the source code for our software, which may limit our ability to protect our intellectual property rights in the future. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs, may not result in timely relief and may not be successful. Any inability to protect our intellectual property rights could have a material adverse effect on our business, operating results and financial condition.
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
      We cannot be certain that our software products and services do not infringe issued patents, copyrights, trademarks or other intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software industry, and we have been subject to, and may be increasingly subject to, legal proceedings and claims from time to time, including claims of alleged infringement of intellectual property rights of third parties by us or our licensees concerning their use of our software products, technologies and services. Although we believe that our intellectual property rights are sufficient to allow us to market our software without incurring liability to third parties, third parties have brought, and may bring in the future, claims of infringement against us or our licensees. Because our software products are integrated with our customers’ networks and business processes, as well as other software applications, third parties may bring claims of infringement against us, as well as our customers and other software suppliers, if the cause of the alleged infringement cannot easily be determined. We have previously incurred expenses related to, and may agree in the future to indemnify certain of our customers against, claims that our software products or our customers’ software products infringe upon the intellectual property rights of others. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed confidential or proprietary information to us. These claims may be with or without merit.
      Claims of alleged infringement, regardless of merit, may have a material adverse effect on our business in a number of ways. Claims may discourage potential customers from doing business with us on acceptable terms, if at all. Litigation to defend against claims of infringement or contests of validity may be very time-consuming and may result in substantial costs and diversion of resources, including our management’s attention to our business. In addition, in the event of a claim of infringement, we, as well as our customers, may be required to obtain one or more licenses from third parties, which may not be available on acceptable terms, if at all. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages, and also include an injunction or other court order that could prevent us from selling some or all of our software products or require that we re-engineer some or all of our software products. Certain customers have been subject to such claims and litigation in the past, and we or other customers may in the future be subject to additional claims and litigation. We have settled two such claims and may in the future settle any other such claims with which we may be involved, regardless of merit, to avoid the cost and uncertainty of continued litigation. Defense of any lawsuit or failure to obtain any such required licenses could significantly harm our business, operating results and financial condition and the price of our common stock. Although we carry general liability insurance, our current insurance coverage may not apply to, and likely would not protect us from, all liability that may be imposed under these types of claims. Our current insurance programs do not cover claims of patent infringement.
The use of open source software in our products may expose us to additional risks.
      “Open source” software is software that is covered by a license agreement which permits the user to liberally copy, modify and distribute the software for free. Certain open source software is licensed pursuant to license agreements that require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software open source software. Many features we may wish to add to our products in the future may be available as open source software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of open source software into its software, has not disclosed the presence of such open source software and we embed that third party software into one or more of our products, we could be required to disclose the source code to our product. This could have a material adverse effect on our business.
The Sarbanes-Oxley Act of 2002 requires that we undertake periodic evaluations of our internal control over financial reporting, and we have identified a material weakness that could harm our reputation and impact the market price of our common stock.
      The Sarbanes-Oxley Act of 2002 requires that our management establish and maintain internal control over financial reporting and annually assess the effectiveness of our internal control over financial reporting and report the results of such assessment. Our management assessed the effectiveness of our internal control over financial reporting at March 31, 2006 and concluded, based upon their assessment, that a material weakness existed and, accordingly, that our internal control over financial reporting was not effective regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a result of management’s conclusion that our internal control over financial reporting was not effective at March 31, 2006, due to a material weakness, we must change our internal control over financial reporting to remediate such material weakness. In this situation, investors and stock analysts may lose confidence in the reliability of our financial statements, we may not be successful in effecting the necessary remediation and we may be subject to investigation or sanctions by regulatory authorities. We cannot predict the outcome of our assessments in future periods. We also expect that we will continue to identify areas of internal control over financial reporting that require improvement, and that we will continue to enhance processes and controls to address those issues, reduce the number of critical controls and expand the global use of critical controls, which will involve additional expense and diversion of management’s time and may impact our results of operations.
Our disclosure controls and procedures and our internal control over financial reporting may not be effective to detect all errors or to detect and deter wrongdoing, fraud or improper activities in all instances.
      Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or detect or deter all fraud. In designing our control systems, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further the design of a control system must reflect the necessity of considering the cost-benefit relationship of possible controls and procedures. Because of inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of wrongdoing, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple error or mistake and that controls may be circumvented by individual acts by some person, by collusion of two or more people or by management’s override of the control. The design of any control system also is based in part upon certain assumptions about the likelihood of a potential future event, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in cost-effective control systems, misstatements due to error or wrongdoing may occur and not be detected. Over time, it is also possible that controls may become inadequate because of changes in conditions that could not be, or were not, anticipated at inception or review of the control systems. Any breakdown in our control systems, whether or not foreseeable by management, could cause investors to lose confidence in the accuracy of our financial reporting and may have an adverse impact on the market price for our common stock.
Our financial statements may in the future be impacted by improper activities of our personnel.
      Our financial statements can be adversely impacted by our employees’ improper activities and unauthorized actions and their concealment of their activities. For instance, revenue recognition depends upon the terms of our agreements with our customers, resellers and distributors, among other things. Our personnel may act outside of their authority, such as by negotiating additional terms or modifying terms without the knowledge of management that could impact our ability to recognize revenue in a timely manner, and they could commit us to obligations or arrangements that may have a serious financial impact to our results of operations or financial condition. In addition, depending upon when we learn of any such improper activities or unauthorized actions, we may have to restate our financial statements for a previously reported period, which could have a material adverse effect on our business, operating results and financial condition and on the market price of our common stock. We have implemented steps to prevent such conduct, but we cannot be certain that these new or additional controls will be effective in deterring all improper conduct by our personnel.
Costs of legal investigations and regulatory compliance matters may increase our operating expenses and impact our operating results.
      Investigations of allegations concerning activities of personnel and investigation and resolution of legal claims have resulted in significant expense and management time and attention, and we may incur additional expense relating to the ongoing informal investigation by the Securities and Exchange Commission with respect to improper activities of personnel at our Japanese subsidiary. Further investigations or any future legal compliance or regulatory compliance matters could significantly increase expense and demands on management time and attention In addition, we have incurred and will continue to incur significant additional expense related to our efforts to comply with the rules and regulations enacted under the Sarbanes-Oxley Act of 2002.
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
      We have significant international sales efforts. Our international operations require a significant amount of attention from our management and substantial financial resources. If we are unable to manage our international operations successfully and in a timely manner, our business and operating results could be harmed. In addition, doing business internationally involves additional risks, particularly:

•	the difficulties and costs of staffing and managing foreign operations;

•	the difficulty of ensuring adherence to our revenue recognition and other policies;

•	the difficulty of monitoring and enforcing internal controls and disclosure controls;

•	unexpected changes in regulatory requirements, business practices, taxes, trade laws and tariffs;

•	differing intellectual property rights; differing labor regulations; and

•	changes in a specific country’s or region’s political or economic conditions.
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
Because our software could interfere with the operations of our strategic partners’ and customers’ other network and software applications, we may be subject to potential product liability and warranty claims by these strategic partners and customers.
      Our software enables customers’ and certain strategic partners’ software applications to provide Web services, or to integrate with networks and software applications, and is often used for mission critical functions or applications. Errors, defects or other performance problems in our software or failure to provide technical support could result in financial or other damages to our strategic partners and customers. Strategic partners and customers could seek damages for losses from us. In addition, the failure of our software and solutions to perform to strategic partners’ and customers’ expectations could give rise to warranty claims. Although our license agreements typically contain provisions designed to limit our exposure to potential product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Although we have not experienced any product liability claims to date, sale and support of our software entail the risk of such claims. The use of our software to enable strategic partners’ and customers’ software applications to provide Web services, and the integration of our software with our strategic partners’ and customers’ networks and software applications, increase the risk that a partner or customer may bring a lawsuit against several suppliers if an integrated computer system fails and the cause of the failure cannot easily be determined. Even if our software is not at fault, a product liability claim brought against us, even if not successful, could be time consuming and costly to defend and could harm our reputation. In addition, although we carry general liability insurance, our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.
Some provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws, as well as our stockholder rights plan, may deter potential acquisition bids, discourage changes in our management or Board of Directors and have anti-takeover effects.
      The certificate of incorporation, as amended, of webMethods and our bylaws contain certain provisions, as does the Delaware General Corporation Law, which may discourage, delay or prevent a change of control of webMethods or a change in our management or Board of Directors, including through a proxy contest. In addition, our Board of Directors in 2001 adopted a rights plan and declared a dividend distribution of one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase certain securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire webMethods on terms not approved by our Board of Directors. The existence of the rights plan and the other provisions of the Delaware General Corporation Law, our certificate of incorporation and our bylaws could limit the price that certain investors might be willing to pay in the future for shares of our common stock, could discourage, delay or prevent a merger or acquisition of webMethods that stockholders may consider favorable and could make it more difficult for a third party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.
Item 1B.     UNRESOLVED STAFF COMMENTS
      Not applicable.

Item 2.	PROPERTIES
      Our principal administrative, sales, marketing and research and development facility is located in Fairfax, Virginia, and consists of approximately 106,000 square feet of office space held under a lease that expires in March 2016. We maintain offices for sales and research and development in Sunnyvale, California, Denver, Colorado and Bellevue, Washington and a development center in Bangalore, India. We also maintain offices for sales, professional services and other personnel in the United States in California, Colorado, Georgia, Illinois, Indiana, Massachusetts, Michigan, Minnesota, New York, New Jersey, North Carolina, Ohio, Pennsylvania and Texas. We maintain offices outside the United States for sales, professional services and other personnel in Australia, Belgium, Canada, Hong Kong, France, Germany, India, Italy, Japan, Malaysia, the Netherlands, People’s Republic of China, Singapore, South Korea, Spain, Sweden, Switzerland and the United Kingdom.
      We provide customer technical support from our facilities in Virginia and California in the United States and in Australia, India, Japan, Malaysia and the Netherlands. We regularly evaluate the suitability and adequacy of our existing facilities and the availability of space for facilities in new locations, and we believe that suitable space for new, replacement or expanded facilities, as needed, generally will be available on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS
      A purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York in 2001 that named webMethods, several of our executive officers at the time of our initial public offering (IPO) and the managing underwriters of our initial public offering as defendants. This action made various claims, including that alleged actions by underwriters of our IPO were not disclosed in the registration statement and final prospectus for our IPO or disclosed to the public after our IPO, and sought unspecified damages on behalf of a purported class of purchasers of our common stock between February 10, 2000 and December 6, 2000. This action was consolidated with similar actions against more than 300 companies as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against our executive officer defendants have been dismissed without prejudice. We have considered and agreed with representatives of the plaintiffs in the consolidated proceeding to enter into a proposed settlement, which was amended in March 2005 and preliminarily approved by the court in late August 2005. A fairness hearing was held on April 24, 2006, and a motion for final approval of the settlement is currently under submission before the Court. Under the proposed settlement, the plaintiffs would dismiss and release their claims against us in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants, plus reasonable cooperation with the plaintiffs with respect to their claims against the underwriter defendants. We believe that any material liability on behalf of webMethods that may accrue under the proposed settlement would be covered by its insurance policies.
      From time to time, we are involved in other disputes and litigation in the normal course of business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      webMethods common stock is publicly traded on the Nasdaq National Market under the symbol “WEBM”. The high and low sales prices of our common stock as reported by the Nasdaq National Market during the last two fiscal years are shown below:

	High	Low

Year ended March 31, 2005:
First Quarter (ended June 30, 2004)	$10.80	$7.85
Second Quarter (ended September 30, 2004)	8.57	3.94
Third Quarter (ended December 31, 2004)	7.50	5.25
Fourth Quarter (ended March 31, 2005)	7.30	5.25

	High	Low

Year ended March 31, 2006:
First Quarter (ended June 30, 2005)	$5.73	$4.50
Second Quarter (ended September 30, 2005)	7.32	5.33
Third Quarter (ended December 31, 2005)	8.17	6.21
Fourth Quarter (ended March 31, 2006)	8.50	7.26
      As of June 12, 2006, there were approximately 325 holders of record of our common stock. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositories, brokers or other nominees. As of June 12, 2006, the closing price of our common stock was $9.30.
      We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	SELECTED FINANCIAL DATA
      The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2006, 2005 and 2004 and the historical consolidated balance sheet data as of March 31, 2006 and 2005 are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, and are included elsewhere in this report. The historical consolidated statement of operations data for the years ended March 31, 2003 and 2002 and the historical consolidated balance sheet data as of March 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not contained in this report. Historical results are not necessarily indicative of future results.

	Year Ended March 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
License	$87,449	$86,800	$92,740	$117,066	$121,803
Professional services	47,183	49,218	43,634	33,378	35,800
Maintenance	74,186	64,583	53,167	46,310	38,393

Total revenue	208,818	200,601	189,541	196,754	195,996

Cost of revenue:
Amortization of intangibles	2,397	2,397	1,199	—	—
License	1,002	1,252	2,211	1,937	2,335
Professional services	42,688	43,989	42,308	31,911	34,491
Maintenance	12,774	12,965	11,205	10,277	8,069

Total cost of revenue	58,861	60,603	56,923	44,125	44,895

Gross profit	149,957	139,998	132,618	152,629	151,101

Operating expenses:
Sales and marketing costs	74,084	84,313	94,433	96,719	109,242
Research and development costs	40,197	44,518	45,060	47,538	62,160
General and administrative costs	23,812	25,042	17,880	17,878	19,805
Restructuring and related charges	411	5,849	3,920	2,155	7,243
Amortization of goodwill and intangibles	—	—	—	—	38,697
In-process research and development	—	—	4,284	—	—
Settlement of intellectual property matter	—	—	2,250	—	—

Total operating expenses	138,504	159,722	167,827	164,290	237,147

Operating income (loss)	11,453	(19,724)	(35,209)	(11,661)	(86,046)
Interest income	4,496	2,487	2,851	4,732	9,116
Interest expense	(82)	(98)	(205)	(674)	(553)
Other income (expense)	807	(124)	(461)	18	(26)
Impairment of equity investments in private companies	—	(1,057)	—	(1,000)	(5,200)

Net income (loss) before income taxes	16,674	(18,516)	(33,024)	(8,585)	(82,709)
Provision for (benefit from) income taxes	(1,348)	235	—	—	—

Net income (loss)	18,022	(18,751)	(33,024)	(8,585)	(82,709)
Basic net income (loss) per share	$0.34	$(0.35)	$(0.63)	$(0.17)	$(1.67)

Fully diluted net income (loss) per share	$0.33	$(0.35)	$(0.63)	$(0.17)	$(1.67)

Shares used in computing per share amount
Basic	53,779	53,103	52,137	51,282	49,493

Fully diluted	55,045	53,103	52,137	51,282	49,493

	March 31,

	2006	2005	2004	2003	2002

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term and long-term marketable securities available for sale	$162,314	$150,054	$155,947	$201,626	$211,842
Working capital	143,270	108,340	93,692	149,424	178,909
Total assets	302,811	275,344	283,650	304,436	324,063
Long-term liabilities	5,723	9,884	7,439	7,267	21,653
Total stockholders’ equity	206,778	184,532	197,137	218,559	215,544

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
      Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of webMethods, Inc.’s financial condition and results of operations. This item of our Annual Report on Form 10-K is organized as follows:

•	Overview. This section provides a general description of our business, the performance indicators that management uses in assessing our financial condition and results of operations, and anticipated trends that management expects to affect our financial condition and results of operations.

•	Results of operations. This section provides an analysis of our results of operations for the three years ended March 31, 2006.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the year ended March 31, 2006, and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical accounting policies. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment and require estimates on the part of management in application. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
OVERVIEW
      We are a leading provider of business integration and optimization software. Our products and solutions enable our customers to improve the performance of their organizations by implementing and accelerating business process improvements. Our primary offering is webMethods Fabric, a unified business integration and optimization product suite.
Fiscal 2006 Review
      Management uses quantitative performance indicators to assess our financial condition and operating results. These performance indicators include total revenues, license revenues, maintenance revenues, services revenues, operating margin and earnings per share. Each provides a measurement of the performance of our business and how well we are executing our operating plan.
      Our total revenues for the year ended March 31, 2006 were approximately $208.8 million. This represents an increase of approximately 4% over the prior fiscal year.
      Our license revenues for the year ended March 31, 2006 were $87.4 million, or 42%, of our total revenues. This represents an increase of 1% over the prior fiscal year. We receive license revenues from the sale of licenses of our software products worldwide in various industries. We sell licenses of our products through a direct sales force, resellers or distributors, and through alliances with strategic software vendor partners and major system integrators.
      Our maintenance revenues for the year ended March 31, 2006 were $74.2 million, or 36%, of our total revenues. This represents an increase of 15% over the prior fiscal year. We receive maintenance revenues from the sale of a variety of support and maintenance plans to our customers. First-year maintenance is usually sold with the related software license and is typically renewed on an annual basis. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months.
      Our professional services revenues for the year ended March 31, 2006 were $47.2 million, or 23%, of our total revenues. This represents a 4% decline over the prior fiscal year. We receive professional services revenues from consulting and training services provided to our customers. These services primarily consist of implementation services related to the installation of our software products and generally do not include customization or development of our software products. These revenues are typically recognized as the services are performed, usually on a time and materials basis.
      Our operating margin for the year ended March 31, 2006 was 5%, compared to negative 10% for the prior fiscal year. Operating margin is the percentage of operating income (loss) to total revenue.
      For the year ended March 31, 2006, our earnings per share on a fully-diluted basis was $0.33, compared to a loss per share of $0.35 for the prior fiscal year.
      The significant improvement in our financial results for the year ended March 31, 2006 is primarily due to a $21.2 million decrease in operating expenses, an $8.2 million increase in total revenue, a $4.0 million increase in interest income and other non-operating income, net, and a $1.3 million income tax benefit in fiscal year 2006 as compared to a $235,000 provision for taxes in fiscal year 2005.
      Further analyses of our performance indicators can be found in “Results of Operations.”
Fiscal 2007 Outlook
      Our focus in fiscal year 2007 is building on our success in 2006 by executing in key areas, including continuing to innovate on our integrated software platform, delivering compelling value propositions to customers, responding effectively to customer needs, and continuing to focus on product excellence, business efficiency, and accountability across the company.
      The key opportunities in our markets for fiscal year 2007 include:

•	The expected increase in adoption of Service-Oriented Architecture, or SOA, by our existing and prospective customers; and

•	The expected, continued increase in demand from these organizations for products and solutions that improve operating performance by improving the processes that run their businesses.
      We believe that with webMethods Fabric we are well-positioned to take advantage of these market opportunities.
      Our license revenues historically have fluctuated quarterly and have generally been the highest in the third and fourth quarters of our fiscal year due to corporate calendar year-end spending trends as well as the typical seasonality related to the end of our fiscal year. We believe that the seasonality of our license revenue is likely to continue.
      We believe that continued investment in research and development is critical to achieving our strategic objectives. We intend to increase our staff in the direct sales organization and increase our marketing efforts. We will continue to invest in our corporate infrastructure to improve the effectiveness of management. As a result, we expect that research and development, sales and marketing, and general and administrative expenditures will increase in absolute dollars in fiscal year 2007.
      We have adopted SFAS No. 123R “Share-Based Payment” for all periods beginning with the quarter ending June 30, 2006. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we believe that the adoption of SFAS 123R will have a material effect on our earnings per share.

RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for each of the past three fiscal years (all percentages are calculated using the underlying data in thousands):

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2006	Change	2005	Change	2004

	($ in thousands)
Total revenue	208,818	4.1%	200,601	5.8%	189,541
Total cost of revenue	58,861	(2.9)%	60,603	6.5%	56,923
% of total revenue	28.2%		30.2%		30.0%
Gross profit	149,957	7.1%	139,998	5.6%	132,618
% of total revenue	71.8%		69.8%		70.0%
Total operating expenses	138,504	(13.3)%	159,722	(4.8)%	167,827
% of total revenue	66.3%		79.6%		88.5%
Operating income (loss)	11,453	N/A	(19,724)	(44.0)%	(35,209)
% of total revenue	5.5%		(9.8)%		(18.6)%
Net income (loss)	18,022	N/A	(18,751)	(43.2)%	(33,024)
% of total revenue	8.6%		(9.3)%		(17.4)%
      Net income for our fiscal year ended March 31, 2006 increased to approximately $18.0 million from a net loss of $18.8 million in fiscal year 2005, or an improvement of $36.8 million. This improvement is due primarily to a $21.2 million decrease in total operating expenses, an $8.2 million increase in total revenue, a $4.0 million increase in interest income and other non-operating income, net, a $1.7 million decrease in total cost of revenue and a $1.3 million income tax benefit in fiscal year 2006 as compared to a $235,000 provision for taxes in fiscal year 2005. Net loss for fiscal year 2005 decreased to $18.8 million from $33.0 million in fiscal year 2004, or an improvement of $14.3 million. This improvement is due primarily to an $11.1 million increase in total revenue and an $8.1 million decrease in total operating expenses, partially offset by a $3.7 million increase in total cost of revenue, a $1.0 million decrease in interest income and other non-operating income, net, and a $235,000 increase in income taxes.
      Total revenue for fiscal year 2006 included a $2.6 million negative foreign currency impact from certain international markets, which was partially offset by a $1.6 million positive foreign currency impact on total cost of revenue and total operating expenses, resulting in a negative impact of $1.0 million to operating income in fiscal year 2006. Total revenue for fiscal year 2005 included a $5.5 million positive foreign currency impact from certain international markets, which was partially offset by a $4.3 million negative foreign currency impact on total cost of revenue and total operating expenses, resulting in a positive impact of $1.2 million to operating loss in fiscal year 2005.
Revenue
      The following table summarizes our revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2006	Change	2005	Change	2004

	($ in thousands)
License	$87,449	0.7%	$86,800	(6.4)%	$92,740
Professional services	47,183	(4.1)%	49,218	12.8%	43,634
Maintenance	74,186	14.9%	64,583	21.5%	53,167

Total revenue	$208,818	4.1%	$200,601	5.8%	$189,541

      The following table summarizes our revenue by geographic region for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2006	Change	2005	Change	2004

	($ in thousands)
Americas	$131,410	9.9%	$119,610	4.5%	$114,507
EMEA	52,884	4.5%	50,599	12.5%	44,965
Japan	9,100	(40.0)%	15,157	(2.0)%	15,472
Asia Pacific	15,424	1.2%	15,235	4.4%	14,597

Total revenue	$208,818	4.1%	$200,601	5.8%	$189,541

Total Revenue
      Total revenue for fiscal year 2006 increased by approximately $8.2 million, or 4%, compared to fiscal year 2005. The increase in total revenue was due to increases of $9.6 million in maintenance revenue and $649,000 in license revenue, partially offset by a $2.0 million decrease in professional services revenue. Total revenue for fiscal year 2005 increased by $11.1 million, or 6%, compared to fiscal year 2004. The increase in total revenue was due to increases of $11.4 million in maintenance revenue and $5.6 million in professional services revenue, which were partially offset by a $5.9 million decrease in license revenue.
      Total revenue from the Americas for fiscal year 2006 increased by $11.8 million, or 10%, compared to fiscal year 2005. Total international revenue for fiscal year 2006 from Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Japan decreased by $3.6 million, or 4%, compared to fiscal year 2005. The decrease in total international revenue for fiscal year 2006 is primarily due to a $6.1 million, or 40%, decline in revenue from Japan, which was partially offset by increases in revenue from EMEA and Asia Pacific. Our Japanese operations were negatively impacted by the management turnover and changes in the business of our Japanese subsidiary related to the internal investigation that we disclosed in fiscal year 2005. Total revenue from the Americas for fiscal year 2005 increased by $5.1 million, or 4%, compared to fiscal year 2004. Total international revenue for fiscal year 2005 increased by $6.0 million, or 8%, compared to fiscal year 2004. International revenue accounted for 37% of our total revenue in fiscal year 2006 and 40% in fiscal years 2005 and 2004.

License Revenue
      License revenue for fiscal year 2006 increased by $649,000, or 1%, compared to fiscal year 2005. License revenue for fiscal year 2005 decreased by $5.9 million, or 6%, in fiscal year 2005 compared to fiscal year 2004. The decrease in license revenue in fiscal year 2005 was due in part to a significant decrease in license revenue in the first fiscal quarter of 2005 as many enterprises became more cautious in their enterprise software spending. The decrease in license revenue was also due in part to lower license revenue from Japan due to the disruption associated with the internal investigation of our Japanese operations and related management changes.
      Foreign currency fluctuations had a negative impact on license revenue of $1.0 million in fiscal year 2006 and a positive impact of $2.8 million and $4.8 million in fiscal years 2005 and 2004, respectively.

Professional Services Revenue
      Professional services revenue for fiscal year 2006 decreased by $2.0 million, or 4%, compared to fiscal year 2005. The decrease was primarily due to lower professional services revenue from subcontractors because we shifted a portion of our lower margin integration services to our systems integration partners. Professional services revenue for fiscal year 2005 increased by $5.6 million, or 13%, compared to fiscal year 2004. The increase was primarily due to an increase in the volume and size of customer engagements.

      Foreign currency fluctuations had a negative impact on professional services revenue of $628,000 in fiscal year 2006 and a positive impact of $1.1 million and $1.9 million in fiscal years 2005 and 2004, respectively.

Maintenance Revenue
      Maintenance revenue for fiscal year 2006 increased by $9.6 million, or 15%, compared to fiscal year 2005. Maintenance revenue for fiscal year 2005 increased by $11.4 million, or 21%, compared to fiscal year 2004. Our existing customers contract with us, separately from licensing our software, for software upgrades and technical support of software they have licensed from us. Our customers generally continue to subscribe for maintenance and support when they are no longer required to pay license fees. This results in increases in maintenance revenue as the cumulative number of licensed copies of our software increase. The increases in maintenance revenue in fiscal years 2006 and 2005 were due primarily to the increase in the total number of copies of our software licensed to customers, the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement, and the increased number of customers subscribing for our 24 × 7 support plans, which involve somewhat higher prices than our standard support plans.
      Foreign currency fluctuations had a negative impact on maintenance revenue of $949,000 in fiscal year 2006 and a positive impact of $1.6 million and $2.1 million in fiscal years 2005 and 2004, respectively.
Cost of Revenue
      The following table summarizes our cost of revenue by type of revenue for each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	March 31,	March 31,
	2006	2005	2004

	($ in thousands)
Amortization of Intangibles	2,397	2,397	1,199
% of License Revenue	2.7%	2.8%	1.3%
Cost of License Revenue	1,002	1,252	2,211
% of License Revenue	1.1%	1.4%	2.4%
Cost of Professional Services Revenue	42,688	43,989	42,308
% of Professional Services Revenue	90.5%	89.4%	97.0%
Cost of Maintenance Revenue	12,774	12,965	11,205
% of Maintenance Revenue	17.2%	20.1%	21.1%
Total cost of revenue	58,861	60,603	56,923
% of Total revenue	28.2%	30.2%	30.0%
      Total cost of revenue for fiscal year 2006 decreased by approximately $1.7 million, or 3%, compared to fiscal year 2005. The decrease is due to a $1.3 million decrease in cost of professional services revenue, a $250,000 decrease in cost of license revenue and a $191,000 decrease in cost of maintenance revenue. Total cost of revenue for fiscal year 2005 increased by $3.7 million, or 6%, compared to fiscal year 2004. The increase is due to a $1.8 million increase in cost of maintenance revenue, a $1.7 million increase in cost of professional services revenue and a $1.2 million increase in amortization of intangibles, partially offset by a $1.0 million decrease in cost of license revenue.
      Total gross profit margin increased to 72% in fiscal year 2006 as compared to 70% in fiscal years 2005 and 2004. The increase in fiscal year 2006 was primarily due to an increase in license and maintenance revenue, as well as a decrease in our total cost of revenue.
      Cost of license revenue for fiscal year 2006 decreased $250,000, or 20%, compared to fiscal year 2005 due to lower royalty fees from products embedded in our software that are licensed from third parties.

Cost of license revenue for fiscal year 2005 decreased $1.0 million, or 43%, compared to fiscal year 2004 also due to a decline in royalty fees. Amortization of intangible assets related to acquired technology from previous acquisitions was the same in fiscal years 2006 and 2005. For fiscal year 2005, amortization of acquired intangibles increased $1.2 million, or 100%, compared to fiscal year 2004. Gross profit margin on license revenue, net of the amortization of intangibles and cost of license revenue, was 96% for each of fiscal years 2006, 2005 and 2004.
      Cost of professional services revenue consists primarily of costs related to internal professional services and subcontractors hired to provide implementation services. Cost of professional services revenue for fiscal year 2006 decreased $1.3 million, or 3%, compared to fiscal year 2005 due primarily to our hiring of fewer subcontractors to provide implementation services. Cost of professional services revenue for fiscal year 2005 increased $1.7 million, or 4%, compared to fiscal year 2004 due primarily to an increase in the volume and size of customer engagements. Gross profit margin on professional services revenue was 10%, 11% and 3% in fiscal years 2006, 2005 and 2004, respectively.
      Cost of maintenance revenue for fiscal year 2006 decreased $191,000, or 1%, compared to fiscal year 2005 due to reduced costs of third party contractors. Cost of maintenance revenue for fiscal year 2005 increased $1.8 million, or 16%, compared to fiscal year 2004 due primarily to increased costs of third party contractors. Gross profit margin on maintenance revenue was 83%, 80% and 79% in fiscal years 2006, 2005 and 2004, respectively. The increase in fiscal years 2006 and 2005 was primarily due to increases in maintenance revenue.
Operating expenses
      The following table presents certain information regarding our operating expenses during each of the past three fiscal years:

	Fiscal Year Ended

	March 31,	Percentage	March 31,	Percentage	March 31,
	2006	Change	2005	Change	2004

	($ in thousands)
Operating Expenses:
Sales and marketing	$74,084	(12.1)%	$84,313	(10.7)%	$94,433
% of total revenue	35.5%		42.0%		49.8%
Research and development	40,197	(9.7)%	44,518	(1.2)%	45,060
% of total revenue	19.2%		22.2%		23.8%
General and administrative	23,812	(4.9)%	25,042	40.1%	17,880
% of total revenue	11.4%		12.5%		9.4%
Restructuring and related charges	411	(93.0)%	5,849	49.2%	3,920
% of total revenue	0.2%		2.9%		2.1%
In-process research and development	—	—	—	(100.0)%	4,284
% of total revenue	—		—		2.3%
Settlement of intellectual property matter	—	—	—	(100.0)%	2,250
% of total revenue	—		—		1.2%
Total operating expenses	$138,504	(13.3)%	$159,722	(4.8)%	$167,827
% of total revenue	66.3%		79.6%		88.5%
      Operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications, allocated facilities, recruitment, amortization of deferred stock compensation and overhead costs. Our sales and marketing expenses also include expenses which are specific to our sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs, marketing materials and deferred warrant charge. Also included in our operating expenses are restructuring and other related charges, in-process research and development and settlement of intellectual property matter.
      Total operating expenses for fiscal year 2006 decreased approximately $21.2 million, or 13%, compared to fiscal year 2005. The decrease was due to a $10.2 million decrease in sales and marketing costs, a $5.4 million decrease in restructuring and other related charges, a $4.3 million decrease in research and development costs and a $1.2 million decrease in general and administrative costs. Total operating expenses for fiscal year 2005 decreased $8.1 million, or 5%, compared to fiscal year 2004. The decrease was due to a $10.1 million decrease in sales and marketing costs, a $4.3 million decrease in in-process research and development write-offs, a $2.3 million decrease in settlement of intellectual property matter and a $542,000 decrease in research and development costs, partially offset by a $7.2 million increase in general and administrative costs and a $1.9 million increase in restructuring and other related charges. Foreign currency fluctuations had a positive impact on total operating expenses of $920,000 in fiscal year 2006 and a negative impact of $3.0 million in fiscal year 2005.
      Sales and marketing expense for fiscal year 2006 decreased $10.2 million, or 12%, compared to fiscal year 2005. The decrease was primarily due to a $5.2 million decrease in personnel and related overhead costs, a $1.6 million decrease in referrals and external commissions, a $1.4 million decrease in travel costs, a $924,000 decrease in marketing costs and a $558,000 decrease in professional services. Sales and marketing expense for fiscal year 2005 decreased $10.1 million, or 11%, compared to fiscal year 2004. The decrease was primarily due to a $5.6 million decrease in personnel and related overhead costs, a $1.1 million decrease in travel expenses, an $844,000 decrease in marketing program costs and a $542,000 decrease in commission expenses. The decreases in sales and marketing expenses for fiscal year 2006 and fiscal year 2005 are primarily the result of a worldwide program to reduce costs that commenced in the second half of fiscal year 2005 and included headcount reductions, consolidation of facilities and reductions in travel costs, marketing programs and other expenses. Included in sales and marketing expense was amortization of deferred warrant charge of $2.5 million, $2.6 million and $2.6 million for the fiscal years 2006, 2005 and 2004, respectively. The deferred warrant charge was recorded as a result of a warrant issued in connection with an OEM Agreement with i2 Technologies (“i2”) in March 2001. That warrant, as amended, permitted i2 to purchase 710,000 shares of our common stock. The amortization of deferred warrant charge terminated at the end of March 2006. Sales and marketing expense was 35%, 42% and 50% of total revenue in fiscal years 2006, 2005 and 2004, respectively.
      Research and development expense for fiscal year 2006 decreased $4.3 million, or 10%, compared to fiscal year 2005. The decrease was primarily due to a $4.6 million decrease in personnel costs and related overhead charges, primarily as a result of the increased utilization of our product development center in Bangalore, India during fiscal year 2005, which has lower personnel costs and operating expenses than our product development centers in the United States, and a $278,000 decrease in travel costs, partially offset by a $418,000 increase in professional services costs. Research and development expense for fiscal year 2005 was relatively flat compared to fiscal year 2004. Research and development expense was 19%, 22% and 24% of total revenue in fiscal years 2006, 2005 and 2004, respectively. As of March 31, 2006, approximately 20% of our worldwide product development staff are located in India.
      General and administrative expenses for fiscal year 2006 decreased $1.2 million, or 5%, compared to fiscal year 2005. The decrease was primarily due to a $1.1 million decrease in legal fees, a $722,000 decrease in bad debt expense, a $286,000 decrease in business insurance and a $245,000 decrease in property, franchise and other taxes, partially offset by a $1.2 million increase in personnel and related overhead costs. Included in general and administrative expense was a $750,000 charge for a litigation settlement payment, net of insurance reimbursement. General and administrative expenses for fiscal year 2005 increased $7.2 million, or 40%, compared to fiscal year 2004. The increase was primarily due to a $2.7 million increase in legal fees, a $2.2 million increase in accounting and audit fees and a $1.4 million increase in personnel and related overhead costs. General and administrative expense as a percentage of total revenue, was 11%, 12% and 9% for fiscal years 2006, 2005 and 2004, respectively.

      We have incurred restructuring and other related charges to align our cost structure with changing market conditions. Restructuring costs decreased in both amount and as a percentage of total revenue in fiscal year 2006 as compared to fiscal years 2005 and 2004. During fiscal year 2006, we incurred restructuring costs of $411,000, which includes restructuring costs of $719,000 consisting primarily of severance and related benefits, net of a $308,000 reduction in the accrual for excess facilities costs. During fiscal year 2005, we recorded restructuring and related charges of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of our headquarters. During fiscal year 2004, we recorded restructuring and related charges of $3.9 million, consisting of $2.2 million for headcount reductions and $1.7 million for excess facilities cost related to the consolidation of facilities and related impairment of fixed assets. The estimated excess facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.
      We incurred an in-process research and development charge of $4.3 million for fiscal year 2004. There was no in-process research and development charge for fiscal years 2006 and 2005. The $4.3 million charge during fiscal year 2004 consists of: (i) a one-time charge of $3.1 million recorded in connection with the acquisition and write-off of The Dante Group technology and (ii) a one-time charge of $1.2 million recorded in connection with the acquisition and write-off of The Mind Electric technology. We also incurred a $2.3 million charge in fiscal year 2004 related to the settlement of an intellectual property matter.
Interest income
      Interest income was $4.5 million for fiscal year 2006 compared to $2.5 million for fiscal year 2005. The $2.0 million increase was primarily due to the higher average balances of cash and marketable securities during fiscal year 2006 and higher interest rates on corporate paper, bonds and money market funds. Interest income was $2.5 million for fiscal year 2005 compared to $2.9 million for fiscal year 2004. The $364,000 decrease was primarily due to the lower average balances of cash and marketable securities during fiscal year 2005 as a result of the use of cash in connection with payments for acquisitions in October 2003.
Interest expense
      Interest expense is primarily due to equipment leasing arrangements in the Americas. For fiscal year 2006, interest expense decreased to $82,000, as compared to $98,000 in fiscal year 2005 and $205,000 in fiscal year 2004.
Other income (expense), net
      Other income (expense), net includes gains and losses on foreign currency transactions. Other income was $807,000 for fiscal year 2006 as compared to other expense of $124,000 for fiscal year 2005 and $461,000 for fiscal year 2004.
Impairment of equity investment in private companies
      We recognized an other-than-temporary decline in value of $1.0 million in private company investments in fiscal year 2005.
Income taxes
      We recorded an income tax benefit of $1.3 million in fiscal year 2006, which included a $2.1 million reduction of valuation allowance on net operating loss carryforwards and other deferred tax assets of our Australian subsidiary. This benefit was partially offset by income tax expense of $757,000 incurred in our foreign operations and $38,000 of federal and state income taxes. During fiscal year 2005, we recorded income tax expense of $235,000 that was incurred in our foreign operations. There was no tax expense recorded for fiscal year 2004.
      Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The recognition of deferred tax assets is recorded when the realization of such assets is more likely than not, considering all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. We had provided a full valuation allowance against our net deferred tax assets as of March 31, 2005 based on a number of factors, which included historical operating performance and cumulative net losses. During fiscal year 2006, we released the $2.1 million valuation allowance for the net deferred tax assets of our Australian subsidiary because we determined that it was more likely than not that the net deferred tax assets would be realizable based on our analysis of all available evidence, both positive and negative.
      As of March 31, 2006, we had net operating loss (“NOL”) carry-forwards of approximately $197 million. These NOL carry-forwards are available to reduce future taxable income and begin to expire in fiscal year 2011. The realization of benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings, a change in our ownership, or the application of the alternative minimum tax rules could adversely affect our ability to utilize the NOLs.
Quarterly results of operations
      The following tables set forth consolidated statement of operations data for each of the eight quarters ended March 31, 2006 as well as that data expressed as a percentage of the total revenue for the quarters presented. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement of such information. You should read this information in conjunction with our annual audited consolidated financial statements and related notes appearing elsewhere in this report. Historical results may not be indicative of future results.

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2005	2005	2005	2005	2004	2004	2004

	(In thousands)
Revenue:
License	$27,628	$21,964	$19,390	$18,467	$22,190	$25,953	$23,851	$14,806
Professional services	12,547	11,627	11,326	11,683	12,763	11,854	12,077	12,524
Maintenance	19,241	18,908	18,452	17,585	17,982	17,156	14,838	14,607

Total revenue	59,416	52,499	49,168	47,735	52,935	54,963	50,766	41,937

Cost of revenue:
Amortization of intangibles	600	599	599	599	600	599	599	599
License	299	218	271	214	135	252	245	620
Professional services	12,013	10,368	10,008	10,299	11,293	10,402	11,070	11,224
Maintenance	3,182	2,864	3,473	3,255	3,344	3,362	3,210	3,049

Total cost of revenue	16,094	14,049	14,351	14,367	15,372	14,615	15,124	15,492

Gross profit	43,322	38,450	34,817	33,368	37,563	40,348	35,642	26,445

Operating expenses:
Sales and marketing	20,209	19,549	17,051	17,275	19,187	22,764	20,587	21,775
Research and development	9,973	8,980	10,126	11,118	11,771	10,877	10,820	11,050
General and administrative	6,270	5,927	5,401	6,214	8,008	7,093	4,868	5,073
Restructuring and related charges	(191)	(117)	431	288	3,093	—	2,756	—

Total operating expenses	36,261	34,339	33,009	34,895	42,059	40,734	39,031	37,898

Operating loss	7,061	4,111	1,808	(1,527)	(4,496)	(386)	(3,389)	(11,453)

	Three Months Ended

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2005	2005	2005	2005	2004	2004	2004

	(In thousands)
Interest income	1,374	1,137	1,019	966	787	615	532	553
Interest expense	(5)	(14)	(46)	(17)	(15)	(28)	(29)	(27)
Other (expense)/income	235	346	20	206	(92)	(27)	(116)	112
Impairment of equity investments in private companies	—	—	—	—	—	—	(1,057)	—

Net (loss)/income before taxes	8,665	5,580	2,801	(372)	(3,816)	174	(4,059)	(10,815)

Provision for (benefit from) income taxes	(1,803)	70	243	142	40	126	65	4

Net (loss)/income	$10,468	$5,510	$2,558	$(514)	$(3,856)	$48	$(4,124)	$(10,819)

Basic net income (loss) per share	0.19	0.10	0.05	(0.01)	(0.07)	0.00	(0.08)	(0.20)
Shares used in computing basic net income (loss) per share	54,367	53,773	53,610	53,375	53,332	53,156	53,089	52,827
Diluted net income (loss) per share	0.19	0.10	0.05	(0.01)	(0.07)	0.00	(0.08)	(0.20)
Shares used in computing diluted net income (loss) per share	56,550	55,778	54,305	53,375	53,332	54,144	53,089	52,827

	As a Percentage of Total Revenue

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2006	2005	2005	2005	2005	2004	2004	2004

	(In thousands)
Revenue:
License	46.5%	41.8%	39.5%	38.7%	41.9%	47.2%	47.0%	35.3%
Professional services	21.1	22.2	23.0	24.5	24.1	21.6	23.8	29.9
Maintenance	32.4	36.0	37.5	36.8	34.0	31.2	29.2	34.8

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of revenue:
Amortization of intangibles	1.0	1.1	1.2	1.3	1.1	1.1	1.2	1.4
License	0.5	0.4	0.6	0.4	0.3	0.5	0.5	1.5
Professional services	20.2	19.8	20.4	21.6	21.3	18.9	21.8	26.8
Maintenance	5.4	5.5	7.1	6.8	6.3	6.1	6.3	7.2

Total cost of revenue	27.1	26.8	29.3	30.1	29.0	26.6	29.8	36.9

Gross profit	72.9	73.2	70.7	69.9	71.0	73.4	70.2	63.1

Operating expenses:
Sales and marketing	34.0	37.2	34.7	36.2	36.2	41.4	40.6	51.9
Research and development	16.8	17.1	20.6	23.3	22.2	19.8	21.3	26.3
General and administrative	10.6	11.3	11.0	13.0	15.1	12.9	9.6	12.1
Restructuring and related charges	(0.3)	(0.2)	0.9	0.6	5.8	—	5.4	—

Total operating expenses	61.1	65.4	67.2	73.1	79.5	74.1	76.9	90.4

Operating income (loss)	11.9	7.8	3.7	(3.2)	(8.5)	(0.7)	(6.7)	(27.3)
Interest income	2.3	2.2	2.1	2.0	1.5	1.1	1.1	1.3
Interest expense	—	—	(0.1)	—	—	(0.1)	(0.1)	(0.1)
Other (expense)/income	0.4	0.7	—	0.4	(0.2)	—	(0.2)	0.3
Impairment of equity investments in private companies	—	—	—	—	—	—	(2.1)	—

Net (loss)/income before taxes	14.6	10.7	5.7	(0.8)	(7.2)	0.3	(8.0)	(25.8)
Provision for (benefit from) income taxes	(3.0)	0.1	0.5	0.3	0.1	0.2	0.1	0.0

Net (loss)/income	17.6%	10.5%	5.2%	(1.1)%	(7.3)%	0.1%	(8.1)%	(25.8)%

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
      As of March 31, 2006 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $162.3 million, as compared to $150.1 million as of March 31, 2005.
      Net cash provided by operating activities was $18.0 million in fiscal year 2006, resulting from net income of $18.0 million, adjusted for $7.3 million of non-cash charges and partially offset by $7.3 million of net changes in assets and liabilities. The non-cash charges included $5.3 million for depreciation and amortization expense, $2.6 million for amortization of stock-based compensation, $2.4 million for amortization of acquired intangibles and $2.2 million for the release of deferred tax valuation allowance. The net changes in assets and liabilities included an $17.6 million increase in accounts receivable, a $12.9 million increase in deferred revenue and a $4.4 million decrease in accrued expenses.
      Net cash provided by investing activities was $7.1 million in fiscal year 2006, resulting from the net maturities of marketable securities of $13.1 million, partially offset by $5.1 million of capital expenditures and an $899,000 increase in restricted cash. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements.
      Net cash provided by financing activities was $4.3 million in fiscal year 2006, resulting from $3.6 million of net cash proceeds from exercises of stock options and $1.3 million of net cash proceeds from our Employee Stock Purchase Plan (“ESPP”) common stock issuances, partially offset by payments of $585,000 on capital leases.
Liquidity Requirements
     Debt Financing
      We have a line of credit agreement with a bank to borrow up to a maximum principal amount of $20 million and a $2 million equipment line of credit facility. Both facilities have a maturity date of June 29, 2006.
      We may borrow the entire $20 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. Borrowings under the equipment line of credit will bear interest at a fixed 8% rate or prime plus 1%, at our option and must be repaid over 36 months. The agreement for both facilities include restrictive covenants that require us to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At March 31, 2006, we were in compliance with these covenants.
      As of March 31, 2006, we had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, we have obtained letters of credit totaling approximately $2.6 million related to office leases. As of March 31, 2006, we had $17.4 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

     Contractual Obligations
      The following table summarizes our significant contractual obligations at March 31, 2006, which are comprised of capital and operating leases. These obligations are expected to have the following effects on our liquidity and cash flows in future periods:

	Operating	Capital

	(In thousands)
Years ending March 31, 2007	$11,562	$264
2008	7,926	10
2009	4,612	—
2010	4,279	—
2011	4,338	—
Thereafter	18,131	—

	$50,848	$274

Less amounts representing interest		(5)

		269
Less current portion		(259)

Capital lease obligation, net of current portion		$10

     Liquidity Outlook
      Our short-term liquidity requirements through March 31, 2007 consist primarily of the funding of capital expenditures and working capital requirements. We believe that cash flow from operations will be sufficient to meet these short-term requirements. In the event that cash flow from operations is not sufficient, we expect to fund these amounts through the use of cash resources. In addition, we expect to renew our credit line, which matures on June 29, 2006.
      Our long-term liquidity requirements consist primarily of obligations under our operating leases. We believe that cash flow from operations will be sufficient to meet these long-term requirements.
      In addition, we may utilize cash resources, equity financing or debt financing to fund acquisitions or investments in complementary businesses, technologies or product lines.
     Off Balance Sheet Arrangements
      We are not a party to any agreements with, or commitments to, any special-purpose entities that would constitute off balance sheet financing.
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

Revenue Recognition
      We enter into arrangements, which may include the sale of licenses of our software, professional services and maintenance or various combinations of each element. We recognize revenue based on Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenue is recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, delivery of the product has occurred, vendor specific objective evidence of fair value exists for any undelivered element, and no other significant obligations remain. Revenue allocated to the undelivered elements is deferred using vendor-specific objective evidence of fair value of the elements and the remaining portion of the fee is allocated to the delivered elements (generally the software license). Revenue on shipments to resellers is recognized when the products are sold by the resellers to an end-user customer. Provided that all other revenue criteria are met, fees from OEM customers are generally recognized upon delivery and ongoing royalty fees are generally recognized upon reported units shipped. Judgments we make regarding these items, including collection risk, can materially impact the timing of recognition of license revenue.
      Many customers who license our software also enter into separate professional services arrangements with us. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e. the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Generally, consulting and implementation services are sold on a time-and-materials basis and revenue is recognized when the services are performed. Contracts with fixed or not to exceed fees are recognized on a percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved.
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
Allowance for Doubtful Accounts
      We maintain allowances for doubtful accounts for estimated losses which may result from the inability of our customers to make required payments to us. These allowances are established through analysis of the creditworthiness of each customer with a receivable balance, determined by credit reports from third parties, published or publicly available financial information, each customer’s specific experience including payment practices and history, inquiries and other financial information from our customers. The use of different estimates or assumptions could produce materially different allowance balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2006 and March 31, 2005, the allowance for doubtful accounts was $652,000 and $1.9 million, respectively.

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
Goodwill and Intangible Assets
      We record goodwill and intangible assets when we acquire other businesses. The allocation of acquisition cost to intangible assets and goodwill involves the extensive use of management’s estimates and assumptions, and the result of the allocation process can have a significant impact on our future operating results. Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which was issued during fiscal year 2002 and adopted by us on April 1, 2002, eliminated the amortization of goodwill and indefinite lived intangible assets. Intangible assets with finite lives are amortized over their useful lives while goodwill and indefinite lived assets are not amortized under SFAS 142, but are periodically tested for impairment. In accordance with SFAS 142, all of our goodwill is associated with our one reporting unit, as we do not have multiple reporting units. Accordingly, on an annual basis we perform the impairment assessment required under SFAS 142 at the enterprise level. We have used our total market capitalization to assess the fair value of the enterprise. If our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying value of these assets, which could be substantial.
Acquired In-process Research and Development
      Costs to acquire in-process research and development technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred. The value of in-process technology was determined by estimating the projected net cash flows when completed, reduced by portion of the revenue attributable to developed technology. The resulting cash flows are then discounted back to their present values at appropriate discount rates. Consideration is given to the stage of completion, complexity of the work completed to date, the difficulty of completing the remaining development and the costs already incurred.
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
      SFAS 52, “Foreign Currency Translation,” requires that foreign exchange gains and losses resulting from the translation of intercompany debt balances be accounted for based on the characterization of the intercompany debt balances. Intercompany debt balances are considered long-term permanent advances if settlement is not planned or anticipated in the foreseeable future. Translation gains and losses on long-term intercompany debt balances for which repayment is not planned or anticipated in the foreseeable future are recognized as other comprehensive income or loss, whereas translation gains or losses on short-term or long-term intercompany debt balances expected to be settled in the foreseeable future are recognized as a charge or credit to other income (expense). If there is a change in the characterization of long-term intercompany debt balances that were previously characterized as permanent advances to short-term intercompany debt balances repayable in the foreseeable future, then translation gains or losses would be recognized as a charge or credit to other income (expense) prospectively. During the three months ended December 31, 2005, a number of foreign subsidiaries repaid certain long-term intercompany debt balances that were previously characterized as permanent advances, and it is expected that they will settle future intercompany transactions on a short-term basis. During the three months ended March 31, 2006, we made a further determination that certain intercompany debt balances that were previously characterized as permanent advances would eventually be repaid in the foreseeable future and therefore we recharacterized these amounts as short-term intercompany balances. As a result, translation gains or losses on certain intercompany debt balances will now be recognized as a charge or credit to other income (expense).
Accounting for Income Taxes
      In determining our net deferred tax assets and valuation allowances, we are required to make judgments and estimates related to projections of domestic and foreign profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and prudent and feasible tax planning strategies. Judgments and estimates related to our projections and assumptions are inherently uncertain, therefore, actual results could differ materially from our projections.
      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. If we should determine that we would be able to realize our deferred tax assets in the foreseeable future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be included in income in the period such determination was made.
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
      Effective April 1, 2006, we will adopt SFAS No. 123R “Share-Based Payment.” Under SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We are currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we believe that the adoption of SFAS 123R will have a material adverse effect on our results of operations.
      On December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all outstanding, unvested and “out-of-the-money” stock options of the Company previously granted to our employees, consultants or directors prior to September 30, 2005 with an exercise price higher than the closing price of our Common Stock on December 16, 2005, which was $7.53. The acceleration of such options was effective as of December 16, 2005, provided that the holder of such options was an employee, consultant or director on such date. The total number of options accelerated was 2,172,180. The decision to accelerate the vesting of these options was made primarily to eliminate future compensation expense attributable to these options, which otherwise would have been expensed beginning on April 1, 2006 as a result of the adoption of SFAS No. 123R, “Share-Based Payment.” The acceleration will allow us to forego approximately $11.0 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when SFAS No. 123R is implemented.
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
Recently Issued Accounting Pronouncements
      In December 2004 the FASB issued revised SFAS 123R, “Share-Based Payment,” which sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. We currently provide pro forma disclosure of the effect on net income or loss and earnings or loss per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under SFAS 123R, such pro forma disclosure will no longer be an alternative to financial statement recognition. SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, we must adopt the new accounting provisions effective April 1, 2006 and recognize the cost of all share-based payments to employees, including stock option grants, in the income statement based on their fair values. We are currently evaluating the impact of the adoption of SFAS 123R on our results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS 123R will have a material adverse effect on our results of operations.
      In November 2005, the FASB issued FSP FAS115-1 and FAS124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We have adopted FSP FAS 115-1 and the adoption of the statement does not have a material impact on our consolidated results or financial condition.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
      Interest rate risk. We maintain our funds in money market accounts, corporate bonds, commercial paper, Treasury notes and agency notes. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2006, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities to no more than twenty-four months with a maximum average maturity to our whole portfolio of such investments at twelve months, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.
      Foreign currency exchange rate risk. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, Canada, China, France, Germany, Hong Kong, India, Japan, the Netherlands, Malaysia, Singapore, South Korea and the United Kingdom. Transaction gains or losses have not been significant in the past, and there is no hedging activity on foreign currencies. Based on our overall currency rate exposure in foreign jurisdictions, a hypothetical 10% change in foreign exchange rates could have a material impact on our financial position, results of operations and cash flows. For instance, if average exchange rates in fiscal year 2006 had changed unfavorably by 10%, our net income would have decreased by approximately $3.0 million. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.
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
      Our consolidated financial statements are submitted on pages F-1 through F-32 of this report.

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
      Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-K. Based upon that evaluation, and as a result of the material weakness discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006.
      To mitigate the effects of the material weakness described below, we performed additional analyses and other procedures in order to prepare the consolidated financial statements included in this Form 10-K in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, which is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management or other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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
      As of March 31, 2006, our management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Based on its assessment, management concluded that, as of March 31, 2006, we did not maintain effective controls over the application and monitoring of our accounting for income taxes. Specifically, we did not have controls designed and in place to ensure the accuracy and completeness of deferred income tax assets and liabilities, the deferred tax asset valuation allowance and the related income tax provision (or benefit), and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in an audit adjustment, which we recorded in our consolidated financial statements for the fiscal year ended March 31, 2006. Additionally, this control deficiency could result in a material misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Because of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of March 31, 2006, based on the criteria in the COSO framework.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report appearing on page F-1 of this Form 10-K.
      Material Weakness Remediation Plans. We intend to implement new controls and procedures related to income tax accounting and reporting. The actions that we intend to take include the following:

•	Implement formal procedures to evaluate the continued profitability of each of our subsidiaries on a quarterly basis in order to determine the income tax benefit of reducing the valuation allowances on net operating loss carryforwards and other deferred tax assets.

•	Implement formal procedures to monitor net deferred tax assets relating to goodwill and intangible assets of companies that we acquire.

•	Evaluate the implementation of a new tax accounting and reporting system and improve our procedures with respect to communicating, documenting, and reconciling the detailed components of income tax assets and liabilities of each of our subsidiaries.

•	Expand staffing and resources, including the continued use of external consultants, and provide training on income tax accounting and reporting.
      Changes in Internal Control Over Financial Reporting. We made no changes to our internal control over financial reporting during the fourth quarter of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      Effective June 15, 2006, the Compensation Committee of our Board of Directors approved bonus payments for the quarter ended March 31, 2006, for each of our named executive officers and a bonus plan for our Chief Operating Officer. Information regarding the bonus payments and plan is included in Exhibit 10.9 of this report and incorporated by reference into this Item 9B.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item regarding our directors and executive officers will be set forth in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 11.	EXECUTIVE COMPENSATION
      The information required by this item regarding executive compensation will be set forth in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item regarding security ownership of certain beneficial owners and management and regarding securities authorized for issuance under equity compensation plans will be set forth in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item regarding certain relationships and related transactions will be set forth in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated into this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item regarding fees billed for services rendered by our independent registered public accounting firm and related information will be set forth in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, and is incorporated into this report by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Financial Statements: The following documents are filed as part of the report:
         (1) Report of Independent Registered Public Accounting Firm
         (3) Exhibits
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 22, 2006.

WEBMETHODS, INC.

By:	/s/ David Mitchell

David Mitchell
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of David Mitchell and Mark L. Wabschall as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ David Mitchell David Mitchell	President, Chief Executive Officer and Director	June 22, 2006

/s/ Mark L. Wabschall Mark L. Wabschall	Chief Financial Officer, Chief Accounting Officer, Executive Vice President, Treasurer	June 22, 2006

/s/ James P. Gauer James P. Gauer	Director	June 22, 2006

/s/ R. James Green R. James Green	Director	June 22, 2006

/s/ Peter Gyenes Peter Gyenes	Director	June 22, 2006

/s/ William A. Halter William A. Halter	Director	June 22, 2006

/s/ Jerry J. Jasinowski Jerry J. Jasinowski	Director	June 22, 2006

/s/ Jack L. Lewis Jack L. Lewis	Director	June 22, 2006

/s/ Vincent J. Mullarkey Vincent J. Mullarkey	Director	June 22, 2006

/s/ Gene Riechers Gene Riechers	Director	June 22, 2006

/s/ William V. Russell William V. Russell	Non-Executive Chairman of the Board and Director	June 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of webMethods, Inc.:
      We have completed integrated audits of webMethods, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of webMethods, Inc. and its subsidiaries at March 31, 2006 and March 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that webMethods, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, because the Company did not maintain effective controls over the accounting for income taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of March 31, 2006. The Company did not maintain effective controls over the accounting for income taxes. Specifically, they did not have controls designed and in place to ensure the accuracy and completeness of deferred income tax assets and liabilities, the deferred tax asset valuation allowance, and the related income tax provision (benefit) and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in an audit adjustment recorded in the 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the deferred tax assets and liabilities and the related income tax provision that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that webMethods, Inc. did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, webMethods, Inc. has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
McLean, Virginia
June 22, 2006

WEBMETHODS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,

	2006	2005

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$82,371	$57,209
Marketable securities available for sale	79,943	78,332
Accounts receivable, net of allowance of $652 and $1,862	64,298	47,326
Deferred income tax assets, net	138	—
Prepaid expenses and other current assets	6,830	6,401

Total current assets	233,580	189,268
Marketable securities available for sale	—	14,513
Property and equipment, net	10,274	10,342
Goodwill	46,704	46,704
Intangible assets, net	5,993	8,390
Long-term deferred income tax assets, net	1,961	—
Other assets	4,299	6,127

Total assets	$302,811	$275,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,323	$8,673
Accrued expenses	10,866	16,506
Accrued salaries and commissions	12,694	12,219
Deferred revenue	59,168	43,055
Current portion of capital lease obligations	259	475

Total current liabilities	90,310	80,928
Capital lease obligations, net of current portion	10	139
Other long-term liabilities	3,941	3,374
Long-term deferred revenue	1,772	6,371

Total liabilities	96,033	90,812

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 54,479 and 53,347 shares issued and outstanding	545	533
Additional paid-in capital	529,972	524,487
Deferred stock compensation and warrant charge	(357)	(2,480)
Accumulated deficit	(322,202)	(340,224)
Accumulated other comprehensive income (loss)	(1,180)	2,216

Total stockholders’ equity	206,778	184,532

Total liabilities and stockholders’ equity	$302,811	$275,344

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,

	2006	2005	2004

	(In thousands, except per share amounts)
Revenue:
License	$87,449	$86,800	$92,740
Professional services	47,183	49,218	43,634
Maintenance	74,186	64,583	53,167

Total revenue	208,818	200,601	189,541

Cost of revenue:
Amortization of intangibles	2,397	2,397	1,199
License	1,002	1,252	2,211
Professional services	42,688	43,989	42,308
Maintenance	12,774	12,965	11,205

Total cost of revenue	58,861	60,603	56,923

Gross profit	149,957	139,998	132,618

Operating expenses:
Sales and marketing	74,084	84,313	94,433
Research and development	40,197	44,518	45,060
General and administrative	23,812	25,042	17,880
Restructuring and other related charges	411	5,849	3,920
In-process research and development	—	—	4,284
Settlement of intellectual property matter	—	—	2,250

Total operating expenses	138,504	159,722	167,827

Operating income (loss)	11,453	(19,724)	(35,209)
Interest income	4,496	2,487	2,851
Interest expense	(82)	(99)	(205)
Other income (expense)	807	(123)	(461)
Impairment of equity investment in private company	—	(1,057)	—

Net income (loss) before taxes	$16,674	$(18,516)	$(33,024)

Provision for (benefit from) income taxes	(1,348)	235	—

Net income (loss)	$18,022	$(18,751)	$(33,024)

Basic net income (loss) per share	$0.34	$(0.35)	$(0.63)

Diluted net income (loss) per share	$0.33	$(0.35)	$(0.63)

Shares used in computing basic net income (loss) per common share	53,779	53,103	52,137

Shares used in computing diluted net income (loss) per common share	55,045	53,103	52,137

Comprehensive income (loss):
Net income (loss)	$18,022	$(18,751)	$(33,024)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	199	(496)	(165)
Foreign currency cumulative translation adjustment	(3,595)	459	2,306

Total comprehensive income (loss)	$14,626	$(18,788)	$(30,883)

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
for the years ended March 31, 2004, 2005 and 2006

				Deferred		Accumulated
				Stock		Other
	Common Stock		Additional	Compensation		Comprehensive
			Paid-In	and Warrant	Accumulated	Income
	Shares	Amount	Capital	Charge	Deficit	(Loss)	Total

	(In thousands)
Balance, March 31, 2003	51,767	$518	$515,828	$(9,450)	$(288,449)	$112	$218,559

Stock options exercised, net	620	6	3,033	—	—	—	3,039
ESPP common stock issuances	360	3	2,478	—	—	—	2,481
Adjustment of deferred compensation related to forfeitures	—	—	(48)	48	—	—	—
Amortization of deferred warrant charge	—	—	—	2,645	—	—	2,645
Amortization of deferred stock compensation related to restricted stock	—	—	—	132	—	—	132
Compensation charge related to stock option grants to non-employees	—	—	70	—	—	—	70
Compensation charge related to accelerated vesting of stock option grants issued to employees	—	—	94	—	—	—	94
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	1,000	—	—	1,000
Other comprehensive income	—	—	—	—	—	2,141	2,141
Net loss	—	—	—	—	(33,024)	—	(33,024)

Balance, March 31, 2004	52,747	$527	$521,455	$(5,625)	$(321,473)	$2,253	$197,137

Stock options exercised, net	296	3	982	—	—	—	985
ESPP common stock issuances	304	3	1,998	—	—	—	2,001
Amortization of deferred warrant charge	—	—	—	2,645	—	—	2,645
Compensation charge payable in common stock under deferred compensation plan for directors	—	—	52	—	—	—	52
Proceeds from OEM fees applied to deferred warrant charge	—	—	—	500	—	—	500
Other comprehensive income	—	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	(18,751)	—	(18,751)

Balance, March 31, 2005	53,347	$533	$524,487	$(2,480)	$(340,224)	$2,216	$184,532

Stock options exercised, net	854	9	3,584	—	—	—	3,593
ESPP common stock issuances	278	3	1,335	—	—	—	1,338
Amortization of deferred warrant charge	—	—	—	2,480	—	—	2,480
Compensation charge payable in common stock under deferred compensation plan for directors	—	—	96	—	—	—	96
Deferred compensation charge related to stock option grants to employees	—	—	529	(529)	—	—	—
Amortization of deferred stock compensation related to stock options	—	—	—	113	—	—	113
Adjustment of deferred compensation related to forfeitures	—	—	(59)	59	—	—	—
Other comprehensive income	—	—	—	—	—	(3,396)	(3,396)
Net income	—	—	—	—	18,022	—	18,022

Balance, March 31, 2006	54,479	$545	$529,972	$(357)	$(322,202)	$(1,180)	$206,778

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,022	$(18,751)	$(33,024)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,317	6,343	8,428
Provision for (recovery of) doubtful accounts	(477)	244	19
Impairment of equity investments	—	1,057	—
Amortization of deferred stock compensation related to employee stock options and non-employee stock warrant	2,593	2,645	2,846
Amortization of acquired intangibles	2,397	2,397	1,199
Release of deferred tax valuation allowance	(2,171)	—	—
Write off of in-process research and development	—	—	4,284
Conversion of interest income to equity in private company investments	—	—	(257)
Non cash restructuring and related costs, and other	—	—	473
Amortization of deferred rent	(457)	(200)	—
Stock-based compensation	122	—	—
Increase (decrease) in cash resulting from changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(17,561)	(252)	(534)
Prepaid expenses and other current assets	137	(212)	1,608
Other non-current assets	1,895	1,956	91
Accounts payable	(1,015)	(2,386)	406
Accrued expenses and other liabilities	(4,403)	(1,064)	1,752
Deferred rent	—	3,105	—
Accrued salaries and commissions	707	529	(649)
Deferred revenue	12,936	6,989	(6,650)

Net cash provided by(used in) operating activities	18,042	2,400	(20,008)

Cash flows from investing activities:
Acquisition of businesses and technology, net of cash acquired	—	—	(32,384)
Purchases of property and equipment	(5,138)	(8,380)	(2,744)
Proceeds from maturities of marketable securities available for sale	90,119	85,258	111,737
Purchases of marketable securities available for sale	(77,018)	(98,115)	(70,463)
Restricted cash	(899)	—	—
Repayments of investments in private companies	—	—	1,000

Net cash provided by (used in) investing activities	7,064	(21,237)	7,146

Cash flows from financing activities:
Short-term borrowings	—	3,533	5,882
Payments on short-term borrowings	—	(6,080)	(3,561)
Payments on capital leases	(585)	(937)	(3,255)
Proceeds from exercise of stock options	3,562	1,037	3,039
Proceeds from ESPP common stock issuances	1,338	2,002	2,481
Proceeds from OEM fees applied to deferred warrant charge	—	500	1,000

Net cash provided by financing activities	4,315	55	5,586

Effect of the exchange rate on cash and cash equivalents	(4,259)	529	3,036

Net increase (decrease) in cash and cash equivalents	25,162	(18,253)	(4,240)
Cash and cash equivalents at beginning of period	57,209	75,462	79,702

Cash and cash equivalents at end of period	$82,371	$57,209	$75,462

The accompanying notes are an integral part of these consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Organization
      webMethods, Inc. is a leading provider of business integration and optimization software. The Company’s products and solutions enable its customers to improve the performance of their organizations by implementing and accelerating business process improvements. The Company was incorporated in Delaware on June 12, 1996.

2.	Summary of significant accounting policies

Principles of consolidation
      The accompanying consolidated financial statements include the accounts of webMethods, Inc. and all wholly owned subsidiaries (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated.

Reclassifications
      Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.

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

Investments in private companies
      Investments in private companies in which the Company owns less than a 20% voting equity interest and has no significant influence are accounted for using the cost method. As of March 31, 2006 and 2005, the investment in a private company had been written off and the carrying value was $0. This private company was also a business partner of the Company. The Company performs periodic reviews of its investment for impairment. The investments in privately held companies are considered impaired when a review of the investees’ operations and other indicators of impairment indicate that the carrying value of the investment is not likely to be recoverable. Such indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During fiscal year 2005, the Company recorded other than temporary write-downs of $1,057,000 related to the impairment of the investment in this private company.

Software development costs
      Software development costs, which include compensation, employee benefits, professional fees, travel, communications and allocated facilities, recruitment and overhead costs, are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical performance requirements. Under the Company’s definition, establishing technological feasibility is considered complete after a working model is completed and tested. To date, the period between technological feasibility and general availability has been short, and thus all software development costs qualifying for capitalization are insignificant.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)

Goodwill and acquired intangible assets
      The Company accounts for goodwill and acquired intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangibles with indefinite lives unless the intangible asset is deemed to be impaired. In accordance with SFAS 142, all of our goodwill is associated with our corporate reporting unit, as we do not have multiple reporting units. In accordance with SFAS No. 142, goodwill is tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of the asset exceeds its estimated fair value. The Company performed an impairment test of its goodwill and determined that no impairment of remaining goodwill existed at adoption and at March 31, 2006.
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

Income taxes
      The Company is subject to federal, state and local income taxes in many foreign countries and recognizes deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences and income tax credits. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income (Loss)
      Total comprehensive income (loss) consists of unrealized gains and losses on securities available for sale and foreign currency cumulative translation adjustments.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)
      Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity. The accumulated balances for each component of other comprehensive income (loss) consist of the following (in thousands):

	Unrealized Gain	Foreign Currency	Accumulated
	(Loss) on	Cumulative	Other
	Securities	Translation	Comprehensive
	Available for Sale	Adjustment	Income (Loss)

Balance as of March 31, 2003	$(155)	$267	$112
Change during year	(165)	2,306	2,141

Balance as of March 31, 2004	(320)	2,573	2,253
Change during year	(496)	459	(37)

Balance as of March 31, 2005	(816)	3,032	2,216
Change during year	199	(3,595)	(3,396)

Balance as of March 31, 2006	$(617)	$(563)	$(1,180)

Foreign currency translations
      The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenue and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. Foreign currency transaction gains or losses are included in the results of operations.

Revenue recognition
      The Company enters into arrangements, which may include the sale of software licenses, professional services and maintenance or various combinations of each element. The Company recognizes revenue based on SOP 97-2, “Software Revenue Recognition,” as amended, and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”, and other authoritative accounting literature. SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the “residual method” if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is reasonably assured, delivery of the product has occurred and no other significant obligations remain. Historically, the Company has not experienced significant returns or offered exchanges of its products. Revenue on shipments to resellers is recognized when the products are sold by the resellers to an end-user customer. Provided that all other revenue criteria are met, fees from OEM customers are generally recognized upon delivery and ongoing royalty fees are generally recognized upon reported units shipped.
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
      Professional services revenue: Revenue from professional services is comprised of consulting, implementation services and training. Consulting services include services such as installation and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e. the services do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction. Generally, consulting and implementation services are sold on a time-and-materials basis and revenue is recognized when the services are performed. Contracts with fixed or not to exceed fees are recognized on a percentage-of-completion method. If there is a significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Revenue for training is recognized when the services are performed.
      Maintenance revenue: Maintenance revenue consists primarily of fees for providing when-and-if-available unspecified software upgrades and technical support over a specified term. Maintenance revenue is recognized on a straight-line basis over the term of the contract.

Stock-based compensation
      The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net income (loss) as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the grant date, compensation expense is recognized over the applicable vesting period.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)
      The following table summarizes the Company’s results on a pro forma basis as if it had recorded compensation expense based upon the fair value at the grant date for awards consistent with the methodology prescribed in SFAS 123, “Accounting for Stock-Based Compensation,” for the years ended March 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended March 31,

	2006	2005	2004

Net income (loss), as reported	$18,022	$(18,751)	$(33,024)
Add: Stock-based compensation expense determined under intrinsic value method	113	—	202
Less: Stock-based compensation expense determined under fair value method	(28,592)	(31,233)	(51,084)

Net income (loss), pro forma	$(10,457)	$(49,984)	$(83,906)

Basic net income (loss) per common share, as reported	$.34	$(0.35)	$(0.63)
Basic net income (loss) per common share, pro forma	$(.19)	$(0.94)	$(1.61)
Diluted net income (loss) per common share, as reported	$.33	$(0.35)	$(0.63)
Diluted net income (loss) per common share, pro forma	$(.19)	$(0.94)	$(1.61)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Employee Stock			Employee Stock
	Option Plans			Purchase Plan
	March 31,			March 31,

	2006	2005	2004	2006	2005	2004

Expected volatility	73%	85%	95%	54%	62%	68%
Risk-free interest rate	4.1%	3.8%	2.9%	4.1%	3.1%	2.9%
Expected life (years)	4	4	4	1.2	1.3	1
Expected dividend yield	0%	0%	0%	0%	0%	0%
      The weighted average fair value per share for stock option grants that were awarded during the years ended March 31, 2006, 2005 and 2004 was $3.57, $4.84 and $6.15, respectively.
      On December 16, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all outstanding, unvested and “out-of-the-money” stock options of the Company previously granted to employees, consultants or directors of the Company prior to September 30, 2005 with an exercise price higher than the closing price of the Company’s Common Stock on December 16, 2005, which was $7.53. The acceleration of such options was effective as of December 16, 2005, provided that the holder of such options was an employee, consultant or director of the Company on such date. The total number of options accelerated was 2,172,180. The decision to accelerate the vesting of these options was made primarily to eliminate future compensation expense attributable to these options, which otherwise would have been expensed beginning on April 1, 2006 as a result of the adoption of SFAS No. 123R, “Share-Based Payment.” In the above table, the pro forma stock-based compensation expense determined under the fair value method for the year ended March 31, 2006 reflects approximately $13.0 million attributable to the acceleration of the vesting of these options. The acceleration will allow the Company to forego approximately $11.2 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when SFAS No. 123R is implemented.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)
      In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004)”, which replaces SFAS No. 123 and supersedes APB 25. For the first quarter of fiscal year 2007, we will be required to adopt SFAS No. 123R and measure all employee share-based compensation awards using a fair value based method and record the share-based compensation expenses in our consolidated statements of operations if the requisite service to earn the award is provided. The above disclosed pro forma results and assumptions used in fiscal years 2006, 2005 and 2004 were based solely on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options, and may not be indicative of the effect for future periods or years after adoption of SFAS No. 123R. We are currently evaluating the impact of the adoption of SFAS No. 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS No. 123R will have a material adverse effect on our results of operations.

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

Net income (loss) per share
      Basic income (loss) per share is based on the weighted average number of outstanding shares of common stock of webMethods, Inc. Diluted income per share adjusts the weighted average for the potential dilution that could occur if stock options or warrants or convertible securities were exercised or converted into common stock of webMethods, Inc. Diluted income (loss) per share is the same as basic loss per share for fiscal years 2005 and 2004 because the effects of such items were anti-dilutive given the Company’s losses. Certain potential common shares were not included in computing net income per share because their effect was anti-dilutive.

Segment reporting
      The Company operates in a single reportable segment of business integration and optimization software and related services. The Company will evaluate additional segment disclosure requirements as it expands its operations. See Note 20 for required geographic disclosure.

Guarantees and indemnification
      The Company accounts for guarantee and indemnification arrangements in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which requires that the Company recognize the fair value for guarantee and indemnification arrangements. The Company continues to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by the Company contain provisions that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Summary of significant accounting policies — (Continued)
Company’s software infringes the intellectual property rights of a third party. The Company has historically received only a limited number of requests for indemnification under these provisions, and has not been required to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these indemnification provisions. The Company does not have any guarantees or indemnification arrangements other than the indemnification clause in some of its software licenses, indemnification agreements with the Company’s directors and executive officers and certain guarantees of performance by subsidiaries.

Recent accounting pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004),” which replaces SFAS No. 123 and supersedes APB 25. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. These pronouncements set forth accounting requirements for “share-based” compensation to employees and require companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. The Company currently provides pro forma disclosure of the effect on net income or loss and earnings or loss per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Under SFAS 123R, such pro forma disclosure will no longer be an alternative to financial statement recognition. SFAS 123R is effective for annual periods beginning after June 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective April 1, 2006 and recognize the cost of all share-based payments to employees, including stock option grants, in the income statement based on their fair values. The Company is currently evaluating the impact of the adoption of SFAS 123R on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards. However, we currently believe that the adoption of SFAS 123R will have a material adverse effect on our results of operations.
      In November 2005, the FASB issued FSP FAS115-1 and FAS124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We have adopted FSP FAS 115-1 and the adoption of the statement does not have a material impact on our consolidated results or financial condition.

3.	Related-party transactions
      An individual who is a director and stockholder and former corporate secretary of the Company is associated with a law firm that has rendered various legal services for the Company. For the years ended March 31, 2006, 2005 and 2004, the Company has paid the firm approximately $1,789,000, $1,189,000 and $1,421,000, respectively. As of March 31, 2006 and 2005, the aggregate amounts in trade accounts payable for these services was approximately $0 and $0, respectively.

4.	Investments in private company
      In April 2000, the Company made an investment in a third party totaling $2,000,000, of which $1,000,000 was equity and $1,000,000 was convertible debt. The Company and this third-party share a common Board member. In March 2002, the Company recorded an other-than-temporary decline in value

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Investments in private companies — (Continued)
of $200,000 in the equity investment. In June 2003, the Company received $1,000,000 in repayment of the convertible debt and converted $257,000 of interest income into additional equity. In September 2004, the Company recorded an other-than-temporary decline in value of $1,057,000 in this equity investment. As of March 31, 2006 and 2005, the carrying value of the investment in this third-party was $0. The third party was a business partner of the Company, and the Company incurred royalty expense of $0, $56,000 and $1,391,000 to this third-party in the years ended March 31, 2006, 2005 and 2004, respectively.

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
      The cost and estimated fair value of marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	Purchase/	Gross	Aggregate	Cash and	Short-
	Amortized	Unrealized	Fair	Cash	Term	Long-Term
	Cost	Losses	Value	Equivalents	Investments	Investments

	(In thousands)
As of March 31, 2006
Taxable municipal auction rate securities	$9,850	$—	$9,850	$—	$9,850	$—
Corporate bonds	82,217	(163)	82,054	11,961	70,093	—
Money market funds	30,137	—	30,137	30,137	—	—

Total	$122,204	$(163)	$122,041	$42,098	$79,943	$—

	Purchase/	Gross	Aggregate	Cash and	Short-
	Amortized	Unrealized	Fair	Cash	Term	Long-Term
	Cost	Losses	Value	Equivalents	Investments	Investments

	(In thousands)
As of March 31, 2005
Taxable municipal auction rate securities	$9,600	$—	$9,600	$—	$9,600	$—
US Treasury obligations and direct obligations of US government agencies	1,008	(2)	1,006	—	1,006	—
Corporate bonds	87,850	(360)	87,490	5,251	67,726	14,513
Money market funds	22	—	22	22	—	—

Total	$98,480	$(362)	$98,118	$5,273	$78,332	$14,513

      There were no net realized gains (losses) on short-term or long-term investments for the years ended March 31, 2006 and 2005.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Marketable securities — (Continued)
      The Company monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, current market conditions and future trends in the Company’s industry; the Company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
      In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006.

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
Corporate bonds	$55,848	$(138)	$14,245	$(25)	$70,093	$(163)
      The unrealized losses on the Company’s investments in corporate bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2006.
      As of March 31, 2006 and 2005, the Company had $903,000 and $0 of restricted cash, relating to deposits held by financial institutions to support guarantees that they have made on behalf of the Company for certain lease and other future payment obligations. As of March 31, 2006, $679,000 of restricted cash is included in prepaid expenses and other current assets and $224,000 of restricted cash is included in other assets.

7.	Accounts receivable and allowances for doubtful accounts and returns
      Accounts receivable and allowance for doubtful accounts and returns consisted of the following:

	March 31,

	2006	2005

	(In thousands)
Accounts receivable	$62,926	$47,781
Unbilled services	2,024	1,407
Less: Allowances for doubtful accounts and returns	(652)	(1,862)

Net accounts receivable	$64,298	$47,326

      Trade accounts receivable are recorded at invoiced or to be invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our customers’ financial condition. Allowances for doubtful accounts and returns were established based on various factors including credit profiles of our customers, contractual terms and conditions, historical payments and current economic trends.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Accounts receivable and allowances for doubtful accounts and returns — (Continued)
      The following is a summary of activities in allowances for doubtful accounts and returns for the years ended March 31, 2004, 2005 and 2006:

	Balance at			Balance at
	Beginning of	(Recovery of)		End of
	Period	Provisions for	Deductions	Period

	(In thousands)
Year ended March 31, 2004 allowance for doubtful accounts	$2,850	$19	$766	$2,103
Year ended March 31, 2005 allowance for doubtful accounts	2,103	233	474	1,862
Year ended March 31, 2006 allowance for doubtful accounts	1,862	(475)	735	652

8.	Property and equipment
      Property and equipment consisted of the following:

	March 31,

	2006	2005

	(In thousands)
Equipment	$16,916	$16,593
Software	10,840	8,824
Furniture	3,677	4,146
Leasehold improvements	5,346	5,450

	36,779	35,013
Accumulated depreciation and amortization	(26,505)	(24,671)

	$10,274	$10,342

      During the years ended March 31, 2006 and 2005, the Company had acquired certain equipment under capital leases. Assets under capital leases included in equipment as of March 31, 2006 and 2005 are $1,208,000 and $1,889,000, respectively. Related to these capital leases and included in the accumulated depreciation and amortization is $908,000 and $1,243,000 at March 31, 2006 and 2005, respectively.
      During the years ended March 31, 2006, and 2005, the Company paid $232,000 and $514,000, respectively for equipment that was previously leased and fully depreciated. This purchase occurred upon termination of the lease period.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income taxes
      The components of federal, state and foreign income tax expense (benefit) are summarized as follows:

	2006	2005	2004

	(In thousands)
Current tax provision:
Federal	$36	$—	$—
State	2	—	—
Foreign	757	235	—

Total current	795	235	—

Deferred tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	(2,143)	—	—

Total deferred	(2,143)	—	—

Total provision for income taxes	$(1,348)	$235	$—

      The U.S. and international components of income (loss) before income taxes are as follows:

	2006	2005	2004

	(In thousands)
United States	$14,881	$(20,877)	$(24,946)
International	1,793	2,361	(8,078)

Total	16,674	(18,516)	(33,024)

      Net operating loss carryforwards (NOLs) for the United States corporate federal income tax purposes as of March 31, 2006 are approximately $164 million, and NOL carryforwards relating to foreign subsidiaries are approximately $33 million. The United States NOL carryforwards will begin to expire in 2011. Research and development credit carryforwards as of March 31, 2006 are $11 million and will begin to expire in 2012. Charitable contribution carryforwards as of March 31, 2006 are $396,000 and will begin to expire in 2006.
      The realization of benefits of the NOLs, research and development credits and charitable contributions are dependent on sufficient taxable income in future years. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company’s ability to utilize the NOLs, research and development credits and charitable contributions.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     Income taxes — (Continued)
      Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended March 31,

	2006	2005

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$72,734	$98,618
Amortization of research and development costs	20,856	—
Research and development credit	11,024	9,783
Stock option compensation	9,364	8,475
Amortizable intangibles	8,408	10,981
Deferred revenue	1,719	1,363
Accrued expenses	1,334	1,592
Accounts receivable	1,352	416
Deferred rent	1,249	—
Property and equipment	1,042	589
Impairment loss in equity investments	—	2,751
Other	496	—

Total deferred tax assets	129,578	134,568

Deferred tax liabilities:
Purchased intangibles	(2,310)	(2,882)
Other	—	(581)

Total deferred tax liabilities	(2,310)	(3,463)

Net deferred tax assets	127,268	131,105
Valuation allowance	(125,169)	(131,105)

Net deferred tax assets	$2,099	$—

      The recognition of deferred tax assets is recorded when the realization of such assets is more likely than not and is primarily dependent on future taxable income. The Company had provided a full valuation allowance against its net deferred tax assets as of March 31, 2005, based on a number of factors, which included the Company’s historical operating performance and the reported cumulative net losses in prior years. During the year ended March 31, 2006, the Company recorded an income tax benefit of $1.3 million, which included a $2.1 million reduction of valuation allowance on net operating loss carryforwards and other deferred tax assets in the Australian subsidiary that continued to demonstrate profitability. The valuation allowance decreased during the year ended March 31, 2006 by $5.9 million due primarily to the $2.1 million reduction in the valuation allowance for Australia, and changes in net operating loss carryforwards, amortization of research and development costs, impairment loss in equity investments and other changes in deferred asset balances. The Company elected to capitalize and amortize research expenditures over 60 months under Section 59(e) of the Internal Revenue Code. This election was made retroactively to the fiscal year ended March 31, 2002. Capitalizing and amortizing research expenditures, rather than deducting them currently, caused a reduction in the Company’s deductions for

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     Income taxes — (Continued)
those expenses in the years affected by the election under Section 59(e) and a corresponding reduction in the Company’s net operating loss carryforwards. The capitalization of these research expenses also created a deferred tax asset that will be recognized in the future as those capitalized expenditures are amortized. The valuation allowance increased by $6.3 million and $28.5 million for the years ended March 31, 2005 and 2004, respectively. These increases were due primarily to changes in net operating loss carryforwards, acquired intangibles, research and development tax credits, deferred revenue and accrued expenses.
      The provision for income taxes differs from the amount of taxes determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following:

	Year Ended March 31,

	2006	2005	2004

U.S. Federal statutory tax rate	34.0%	(34.0)%	(34.0)%
State and local taxes, net of Federal income tax benefit	3.2	(3.7)	(3.1)
Non-deductible items	5.7	2.2	1.1
Withholding and other foreign tax expense	2.6	—	—
Change in valuation allowance	(48.1)	44.0	44.5
Foreign rate differential	(2.0)	—	(3.2)
Change in general business credit	(8.1)	(7.5)	(5.3)
Change in state income tax rates	4.6	—	—

Income tax provision	(8.1)%	1.0%	—%

10.	Net Income (Loss) Per Share
      The Company’s basic net income or loss per share calculation is computed by dividing net income or loss for the period by the weighted-average number of common stock shares outstanding. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common stock shares and potential common stock equivalents upon the exercise of options or warrants that were outstanding during the period if their effect is dilutive. Certain potential common stock equivalents were not included in computing net income per share because their effect was anti-dilutive.
      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net income (loss)	$18,022	$(18,751)	$(33,024)

Weighted-average common stock shares used to compute basic net income (loss) per share	53,779	53,103	52,137
Effect of dilutive common stock equivalents	1,266	—	—

Weighted-average common stock shares used in computing diluted net income per common share	55,045	53,103	52,137

Basic net income (loss) per share	$0.34	$(0.35)	$(0.63)

Diluted net income (loss) per share	$0.33	$(0.35)	$(0.63)

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Net Income (Loss) Per Share — (Continued)
      The following potential common stock equivalents were not included in the diluted net income per share calculations above because their effect was anti-dilutive for the years indicated:

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Anti-dilutive weighted-average common stock shares	12,892	19,010	18,039

11.	Borrowings
      The Company has a line of credit agreement with a bank to borrow up to a maximum principal amount of $20 million and a $2 million equipment line of credit facility. Both facilities have a maturity date of June 29, 2006.
      The Company may borrow the entire $20 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the bank’s prime rate. Borrowings under the equipment line of credit will bear interest at a fixed 8% rate or prime plus 1%, at the Company’s option and will be repaid over 36 months. The agreement for both facilities include restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At March 31, 2006, the Company was in compliance with these covenants.
      As of March 31, 2006, the Company had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, the Company has obtained letters of credit totaling approximately $2.5 million related to office leases. As of March 31, 2006, the Company had $17.4 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

12.	Lease commitments
      The Company has an equipment line of credit with a leasing company for the leasing of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease, based on the 36-month treasury yield plus 3.7%. Principal and interest is payable under each lease in 36 monthly installments. At expiration of the lease term, the Company will have the option to purchase the equipment at fair market value. This arrangement includes a restrictive covenant that requires the Company to maintain a minimum of $2,500,000 of cash and marketable securities. The Company has another equipment line of credit with another leasing company for the leasing of equipment and software. Under this arrangement, the Company can enter into leases for equipment and software for a period of one year from the date of the arrangement. The interest rate under these leases is fixed at the date of each individual lease at an interest rate of 5.95%. Principal and interest is payable under each lease in 24 monthly installments. At expiration of the lease term, the Company will have the option to purchase the equipment at fair market value.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Lease commitments — (Continued)
      The Company leases office space in various locations under operating leases expiring through fiscal year 2016. Total rent expense was approximately $8,792,000, $10,270,000 and $10,287,000 for the years ended March 31, 2006, 2005 and 2004, respectively.
      Future minimum lease payments under the Company’s capital and operating leases are as follows:

	Operating	Capital

	(In thousands)
Years ending March 31, 2007	$11,562	$264
2008	7,926	10
2009	4,612	—
2010	4,279	—
2011	4,338	—
Thereafter	18,131	—

	$50,848	$274

Less amounts representing interest		(5)

		269
Less current portion		(259)

Capital lease obligation, net of current portion		$10

13.	Stockholders’ equity

Preferred stock
      The Company’s Certificate of Incorporation, as amended, includes 50,000,000 authorized shares of undesignated preferred stock with a par value of $.01, none of which were outstanding as of March 31, 2006.

Warrant
      In March 2001, the Company entered into an Integrated Reseller and OEM Agreement with i2 Technologies (i2). The OEM portion of the agreement provided i2 a non-exclusive and non-transferable right to embed and integrate certain Company products as part of i2’s product offerings and to provide a hosted version of the Company’s product offerings. i2 agreed to pay $10 million for these rights on a fixed schedule over the four-year term of the agreement. The Company has recorded no revenue for the payments associated with the OEM portion of the agreement. All amounts received by the Company under the OEM portion of the agreement have been recorded as a reduction to the deferred warrant charge, as described below. The Company received $0, $500,000 and $1,000,000 of OEM fees from i2 during the years ended March 31, 2006, 2005 and 2004, respectively.
      In connection with the OEM portion of the agreement, the Company also issued to i2 a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $40.88 per share. The fair value of the warrant based on the Black-Scholes valuation model was $23,606,000 on the date of issuance which has been recorded as a deferred warrant charge. In April 2001, the Company signed an amended warrant agreement which reduced the number of shares of common stock i2 can purchase under the warrant from 750,000 to 710,000 and, in addition, reduced the exercise price per share from $40.88 to $28.70. Based on the remeasurement of the warrant using the Black-Scholes valuation model, the fair

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Stockholders’ equity — (Continued)
value of the amended warrant did not exceed the current fair value of the original warrant. Accordingly, the Company did not incur an additional charge as a result of this amendment. The fair value of the warrant granted to i2 was estimated, on the date of grant and amendment, using the following weighted average assumptions or range of weighted average assumptions: risk-free interest rate of 4.9%, term of 3.75 to 4 years, volatility of 114% to 159%, and no dividends anticipated. As of March 31, 2006, 710,000 warrants remained outstanding with a remaining life of approximately one year.
      In March 2003, the agreement was modified to reduce the amount payable to webMethods under the OEM portion of the agreement from $10,000,000 payable over four years to $8,750,000 payable over five years. In addition, the number of resources committed by webMethods to i2 was reduced and the fee previously due to i2 on certain maintenance arrangements was eliminated. Due to this change in the agreement, the amortization of the remaining unamortized deferred warrant charge was changed from four years to five years to coincide with the new payment schedule, resulting in a decrease in the annual amortization. The Company recorded $2,480,000, $2,645,000 and $2,645,000 of amortization of the deferred warrant charge to sales and marketing expense for the years ending March 31, 2006, 2005 and 2004, respectively

14.	Business combinations

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
14.     Business combinations — (Continued)
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
      The following unaudited pro forma supplemental table presents selected financial information as though the purchases of TME and The Dante Group, which may be material acquisitions for this purpose, had been completed at the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, reduction in interest income on cash paid for the acquisitions and the elimination of the charge for acquired in-process research and development. The unaudited pro forma data for the year ended March 31, 2004, includes a $1.4 million nonrecurring compensation charge for accelerated vesting of options of The Dante Group which occurred just prior to the transaction. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Business combinations — (Continued)
acquisitions occurred as of the beginning of the period presented or that may be obtained in the future (in thousands, except per share data):

Year Ended
March 31,
2004

(Unaudited)
Pro forma net revenue	$190,083
Pro forma net loss	(35,355)
Pro forma net loss per basic and diluted share	$(0.68)

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

15.	Goodwill and intangible assets
      In accordance with SFAS 142, all goodwill is associated with the Company’s corporate reporting unit, as the Company does not have multiple reporting units. Accordingly, on an annual basis the Company performs the impairment assessment required under SFAS 142 at the enterprise level, using the Company’s total market capitalization to assess the fair value to the enterprise. The Company performed an impairment test of it’s goodwill and determined that no impairment of remaining goodwill existed as of March 31, 2006 or March 31, 2005.
      There were no changes in the carrying amount of goodwill for the years ended March 31, 2006 and 2005 and the amount of goodwill as of March 31, 2006 and 2005 was $46.7 million.
      As of March 31, 2006 and 2005, all of our acquired intangible assets are subject to amortization. The following is a summary of amortized acquired intangible assets for the dates indicated (in thousands):

	As of March 31, 2006			As of March 31, 2005

	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Existing technology	$11,152	$5,572	$5,580	$11,152	$3,342	$7,810
Customer relationships	833	420	413	833	253	580

Total	$11,985	$5,992	$5,993	$11,985	$3,595	$8,390

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Goodwill and intangible assets — (Continued)
      Amortization expense for intangible assets was $2,397,000, $2,397,000 and $1,199,000 for the years ended March 31, 2006, 2005 and 2004, respectively. Estimated future amortization expense of intangible assets as of March 31, 2006, is as follows (in thousands):

2007	$2,397
2008	2,397
2009	1,199

$5,993

16.	Stock based compensation

Stock incentive plan
      On November 1, 1996, the Company adopted the webMethods, Inc. Stock Option Plan (the “Plan”). The Plan is administered by a Committee appointed by the Board of Directors, which has the authority to determine which officers, directors and key employees are awarded options pursuant to the Plan and to determine the terms and option exercise prices of the stock options.
      In August 2000, the Company increased the number of shares to 20,731,000 shares of webMethods, Inc. common stock for issuance upon the exercise of options granted under the Plan. Pursuant to an amendment to the Plan adopted by the Board of Directors on June 6, 2001, and approved by the stockholders of webMethods, Inc. on September 7, 2001, the number of shares of webMethods, Inc. common stock available for issuance under the Plan was increased on each of April 1, 2003, 2004 and 2005 by 2,462,195. In addition, the number of shares of webMethods, Inc. common stock available for issuance under the Plan increased by the same amount on April 1, 2006. At March 31, 2006, options to purchase 18,198,486 shares were outstanding.
      Stock options granted pursuant to the plans have an exercise price equal to the market price of the underlying common stock at the date of grant, generally vest ratably over three or four years after the date of award and generally have a term of ten years.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Stock based compensation — (Continued)
      The following table summarizes the Company’s activity for all of its stock option awards:

	Stock	Range of		Weighted Average
	Options	Exercise Price		Exercise Price

Outstanding, March 31, 2003	15,830,002	$0.11 –	$161.29	$18.49
Granted	5,598,215	7.54 –	11.70	9.00
Exercised	(620,216)	0.11 –	9.08	4.90
Cancelled	(4,016,541)	2.88 –	161.29	20.44

Outstanding, March 31, 2004	16,791,460	$0.11 –	$161.29	$15.30
Granted	6,704,952	3.99 –	10.55	7.65
Exercised	(295,939)	0.11 –	8.79	3.33
Cancelled	(5,543,457)	3.99 –	161.29	14.88

Outstanding, March 31, 2005	17,657,016	$0.11 –	$115.75	$12.73
Granted	6,863,079	$4.60 –	8.25	6.25
Exercised	(849,965)	$0.11 –	7.81	4.19
Cancelled	(5,471,644)	$3.99 –	114.56	13.13

Outstanding, March 31, 2006	18,198,486	$0.11 –	$115.75	$10.56

      Information regarding stock options outstanding as of March 31, 2006 is as follows:

			Outstanding			Options Exercisable

				Weighted Average			Weighted Average
Range of			Number of	Remaining	Weighted Average	Number of	Remaining	Weighted Average
Exercise Prices			Shares	Contractual Life	Exercise Price	Shares	Contractual Life	Exercise Price

$0.11	–	$5.89	5,743,240	8.78	$5.33	1,597,724	8.74	$4.69
5.93	–	8.07	3,791,916	8.20	7.12	1,429,914	7.55	7.11
8.11	–	10.06	3,888,619	7.65	9.15	3,639,644	7.55	9.22
10.14	–	14.36	3,820,022	6.08	13.15	3,820,022	6.08	13.15
14.70	–	115.75	954,689	4.83	51.05	954,689	4.83	51.05

$0.11	–	$115.75	18,198,486	7.64	$10.56	11,441,993	7.41	$13.13

      Certain options for employee and non-employee directors granted during the years ended March 31, 2000, 1999 and 1998 resulted in deferred stock compensation as the estimated fair value (derived by reference to contemporaneous sales of convertible preferred stock) was greater than the exercise price on the date of grant. The total deferred stock compensation associated with these options was approximately $16,093,000. This amount is being amortized over the respective vesting periods of these options, ranging from three to four years. Approximately $0, $0 and $202,000 was amortized during the years ended March 31, 2006, 2005 and 2004, respectively, related to these options.

Employee Stock Purchase Plan
      In January 2000, the Board of Directors approved the Company’s Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective upon the completion of the Company’s initial public offering on February 10, 2000. A total of 6,000,000 shares of common stock have been made available for issuance under the ESPP as of March 31, 2006. The number of shares of common stock available for issuance

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Stock based compensation — (Continued)
under the ESPP will be increased on the first day of each calendar year during the remaining three year term of the ESPP by 750,000 shares of common stock.
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
      The following table summarizes shares of common stock of webMethods, Inc. available for issuance and shares purchased as of March 31, 2006 (in thousands).

Balance at March 31, 2004	3,418

Additional authorized shares	750
Purchases	(304)

Balance at March 31, 2005	3,864

Additional authorized shares	750
Purchases	(278)

Balance at March 31, 2006	4,336

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

17.	Employee benefit plan
      As of April 1, 1997, the Company adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required Company matching contributions. The plan provides for discretionary contributions by the Company. The Company made no contributions during the years ended March 31, 2006, 2005 and 2004.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental disclosures of cash flow information:

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Cash paid during the period for interest	$82	$98	$202

Non-cash investing and financing activities:
Equipment purchased under capital lease	$270	$313	$1,457
Conversion of interest income into equity in private company	—	—	257
Change in net unrealized gain or loss on marketable securities	(199)	496	165
Dante Acquisition:
Fair value of assets acquired, net of cash acquired	$—	$—	$308
Less:
Liabilities assumed	—	—	(401)

	—	—	(93)
In-process research and development	—	—	3,138
Existing technology	—	—	3,530
Customer relationships	—	—	392
Goodwill	—	—	12,152

Cash paid for acquisition, net of cash acquired	$—	$—	$19,119

TME Acquisition:
Fair value of assets acquired, net of cash acquired	$—	$—	$154
Less:
Liabilities assumed	—	—	(848)

	—	—	(694)
In-process research and development	—	—	1,146
Existing technology	—	—	2,379
Customer relationships	—	—	441
Goodwill	—	—	4,715

Cash paid for acquisition, net of cash acquired	$—	$—	$7,987

DataChannel Assets Acquired from Netegrity:
Fair value of assets acquired, net of cash acquired	$—	$—	$101
Less:
Liabilities assumed	—	—	(66)

	—	—	35
Existing technology	—	—	5,243

Cash paid for acquisition, net of cash acquired	$—	$—	$5,278

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Restructuring and related charges
      The Company has recorded restructuring and related charges to align its cost structure with changing market conditions. During the year ended March 31, 2006, the Company incurred restructuring costs of $411,000 which includes restructuring cost of $719,000 that consist primarily of severance and related benefits, net of the $308,000 reduction in the accrual for excess facilities costs.
      During the year ended March 31, 2005, the Company recorded restructuring and related charges of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of the Company’s headquarters. The estimated excess facility costs were based on the Company’s contractual obligations, net of estimated sublease income, based on current comparable lease rates. The Company reassesses this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact the operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. In connection with the lease on the new headquarters facility, the Company received certain rent abatements and allowances totaling approximately $3.1 million as of March 31, 2005 and will receive additional incentives totaling $2.0 million through December 2007. Such rent abatements and allowances are deferred and will be amortized as a reduction to rent expense over the 11-year term of the lease. For the years ended March 31, 2006 and 2005, the Company amortized $457,000 and $200,000, respectively as a reduction to rent expense.
      During the year ended March 31, 2004, the Company recorded restructuring and related charges of $3.9 million consisting of $2.2 million for headcount reductions and $1.7 million for excess facility costs for the consolidation of facilities and related impairment of fixed assets. The excess facility costs were based on the Company’s contractual obligations, net of sublease income.
      During the year ended March 31, 2003, the Company recorded restructuring and related charges of $2.2 million for headcount reductions.
      As of March 31, 2006 and March 31, 2005, respectively, $2.2 million and $4.4 million of restructuring and excess facilities related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.     Restructuring and related charges — (Continued)
      The following table sets forth a summary of total restructuring and related charges, payments made against those charges and the remaining liabilities as of March 31, 2006:

	Excess
	Facilities	Excess	Excess	Severance	Impairment
	Santa Clara, CA	Facilities	Facilities	And Related	of Fixed
	and Fairfax, VA	Berkeley, CA	Fairfax, VA	Benefits	Assets	Total

	(In thousands)
Balance at March 31, 2003	$1,699	$—	$—	$54	$—	$1,753
Fiscal 2004 charges	—	1,508	$—	2,165	247	3,920
Non-cash write-down of fixed assets	—	—	—	—	(247)	(247)
Cash payments made in fiscal 2004	(782)	(65)	—	(1,470)	—	(2,317)

Balance at March 31, 2004	$917	$1,443	$—	$749	$—	$3,109

Fiscal 2005 charges	—	—	3,093	3,012	—	6,105
Adjustments due to revision in estimated severance and related benefits	—	—	—	(256)	—	(256)
Cash payments made in fiscal 2005	(383)	(436)	(193)	(3,505)	—	(4,517)

Balance at March 31, 2005	$534	$1,007	$2,900	$—	$—	$4,441

Fiscal 2006 charges	—	—	—	719	—	719
Adjustments due to revision in estimated sublease income	(153)	77	(232)	—	—	(308)
Cash payments made in fiscal 2006	(215)	(337)	(1,418)	(719)	—	(2,689)

Balance at March 31, 2006	$166	$747	$1,250	$—	$—	$2,163

20.	Segment information
      The Company operates in a single reportable segment: the development and sale of business integration and optimization software and related services. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is it’s Chief Executive Officer.
      Revenue is primarily attributable to the geographic region in which the contract is signed and the product is deployed. The regions in which the Company operates are the Americas, Europe/ Middle East/ Africa (“EMEA”), Japan and Asia Pacific. Information regarding the Company’s revenues and long-lived

WEBMETHODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Segment information — (Continued)
assets, excluding goodwill, intangibles, long-term investments, long-term deferred tax asset and long-term restricted cash, by region, is as follows:

	Years Ended March 31,

	2006	2005	2004

	(In thousands)
Revenue
Americas	$131,410	$119,610	$114,507
EMEA	52,884	50,599	44,965
Japan	9,100	15,157	15,472
Asia Pacific	15,424	15,235	14,597

Total	$208,818	$200,601	$189,541

Long Lived Assets
Americas	$10,981	$12,478	$13,006
EMEA	1,393	1,852	2,189
Japan	1,132	1,509	1,681
Asia Pacific	843	630	360

Total	$14,349	$16,469	$17,236

21.	Commitments and Contingencies
      A purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York in 2001 that named webMethods, Inc., several of the Company’s executive officers at the time of its initial public offering (IPO) and the managing underwriters of the Company’s initial public offering as defendants. This action made various claims, including that alleged actions by underwriters of the Company’s IPO were not disclosed in the registration statement and final prospectus for its IPO or disclosed to the public after its IPO, and sought unspecified damages on behalf of a purported class of purchasers of webMethods, Inc. common stock between February 10, 2000 and December 6, 2000. This action was consolidated with similar actions against more than 300 companies as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against the Company’s executive officer defendants have been dismissed without prejudice. The Company has considered and agreed with representatives of the plaintiffs in the consolidated proceeding to enter into a proposed settlement, which was amended in March 2005 and preliminarily approved by the court in late August 2005. A fairness hearing was held on April 24, 2006, and a motion for final approval of the settlement is currently under submission before the Court. Under the proposed settlement, the plaintiffs would dismiss and release their claims against the Company in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants, plus reasonable cooperation with the plaintiffs with respect to their claims against the underwriter defendants. The Company believes that any material liability on behalf of webMethods that may accrue under the proposed settlement would be covered by its insurance policies.
      From time to time, the Company is involved in other disputes and litigation in the normal course of business.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3.2(2)	Second Amended and Restated Bylaws of webMethods, Inc.
4.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10.1(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10.2(3)	Employee Stock Purchase Plan
10.3(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
10.4(6)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10.5(7)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10.6(8)	Form of Stock Option Agreement for stock option grants to directors
10.7(7)	Form of notice of grant of stock option
10.8(9)	Deferred Compensation Plan for Directors, as amended
10.9*	Description of salary and bonus arrangements for certain executive officers
21.1*	Subsidiaries of webMethods, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on signature page hereof)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1* #	Section 1350 Certification of Chief Executive Officer
32.2* #	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2001 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 000-33329).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(7)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

(9)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2005 (File No. 1-15681).

*	Filed herewith.

#	This item is furnished as an exhibit to this report but is not filed with the Securities and Exchange Commission.