Form 10-Q
period 2006-06-30
WEBMETHODS INC
filed 2006-08-09
CIK 1035096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

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
(703) 460-2500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value, together with related Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐          No ☑
      As of August 7, 2006, there were outstanding 55,478,800 shares of the registrant’s Common Stock.

WEBMETHODS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1:     FINANCIAL STATEMENTS
WEBMETHODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2006	2006

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$129,162	$82,371
Marketable securities available for sale	45,927	79,943
Accounts receivable, net of allowance of $850 and $652	45,455	64,298
Deferred income tax assets, net	158	138
Prepaid expenses and other current assets	7,772	6,830

Total current assets	228,474	233,580
Property and equipment, net	9,582	10,274
Goodwill	46,704	46,704
Intangible assets, net	5,394	5,993
Long-term deferred income tax assets, net	2,044	1,961
Other assets	5,509	4,299

Total assets	$297,707	$302,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,782	$7,323
Accrued expenses	12,037	10,866
Accrued salaries and commissions	9,624	12,694
Deferred revenue	54,293	59,168
Current portion of capital lease obligations	183	259

Total current liabilities	81,919	90,310
Capital lease obligations, net of current portion	—	10
Other long-term liabilities	3,789	3,941
Long-term deferred revenue	2,226	1,772

Total liabilities	87,934	96,033

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 55,432 and 54,479 shares issued and outstanding	$554	$545
Additional paid-in capital	537,945	529,972
Deferred stock compensation	—	(357)
Accumulated deficit	(328,006)	(322,202)
Accumulated other comprehensive loss	(720)	(1,180)

Total stockholders’ equity	209,773	206,778

Total liabilities and stockholders’ equity	$297,707	$302,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended
	June 30,

	2006	2005

	(In thousands, except
	per share data)
Revenue:
License	$12,637	$18,467
Professional services	13,152	11,683
Maintenance	20,217	17,585

Total revenue	46,006	47,735
Cost of revenue:
Amortization of intangibles	599	599
License	324	214
Professional services	12,153	10,299
Maintenance	3,197	3,255

Total cost of revenue	16,273	14,367

Gross profit	29,733	33,368
Operating expenses:
Sales and marketing	19,488	17,275
Research and development	10,976	11,118
General and administrative	7,129	6,214
Restructuring costs	—	288

Total operating expenses	37,593	34,895
Operating loss	(7,860)	(1,527)
Interest income	1,801	966
Interest expense	(7)	(17)
Other income	490	206

Loss before income taxes	$(5,576)	$(372)

Provision for income taxes	228	142

Net loss	$(5,804)	$(514)

Basic and diluted net loss per share	$(0.11)	$(0.01)

Shares used in computing basic and diluted net loss per share	54,987	53,375

Comprehensive loss:
Net loss	$(5,804)	$(514)
Other comprehensive loss:
Unrealized gain on securities available for sale	48	138
Foreign currency cumulative translation adjustment	411	(2,110)

Total comprehensive loss	$(5,345)	$(2,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,

	2006	2005

	(In thousands)
Cash flows from operating activities:
Net loss	$(5,804)	$(514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,277	1,392
Provision for (recovery of) doubtful accounts	333	(117)
Stock-based compensation	2,698	—
Deferred tax asset	40	—
Amortization of deferred warrant charge	—	661
Amortization of acquired intangibles	599	599
Amortization of deferred rent	(114)	(114)
Deferred compensation for directors	33	38
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	19,635	2,806
Prepaid expenses and other current assets	(882)	251
Other non-current assets	(1,131)	476
Accounts payable	(1,796)	(81)
Accrued expenses and other liabilities	825	(4,007)
Accrued salaries and commissions	(3,241)	(2,225)
Deferred revenue	(5,179)	(2,282)

Net cash provided by (used in) operating activities	7,293	(3,117)

Cash flows from investing activities:
Purchases of property and equipment	(539)	(1,497)
Proceeds from maturities of marketable securities available for sale	34,664	34,556
Purchases of marketable securities available for sale	(600)	(22,761)

Net cash provided by investing activities	33,525	10,298

Cash flows from financing activities:
Payments on capital leases	(87)	(178)
Proceeds from exercise of stock options	4,501	172
Proceeds from ESPP common stock issuances	1,109	609

Net cash provided by financing activities	5,523	603

Effect of exchange rate on cash and cash equivalents	450	(2,487)

Net increase in cash and cash equivalents	46,791	5,297
Cash and cash equivalents at beginning of period	82,371	57,209

Cash and cash equivalents at end of period	$129,162	$62,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION
      References in this Quarterly Report on Form 10-Q to “webMethods,” “we,” “us” or “our” include webMethods, Inc. and its subsidiaries unless a statement specifically refers to webMethods, Inc.
      We are a leading provider of business integration and optimization software. Our products and solutions enable our customers to improve the performance of their organizations by implementing and accelerating business process improvements. webMethods, Inc. was incorporated in Delaware on June 12, 1996.
      The accompanying condensed consolidated financial statements of webMethods, Inc. and its subsidiaries have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and our results of operations for the interim periods set forth herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

Stock-Based Compensation
      On April 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options granted under our stock option plans and shares of common stock issued under our Employee Stock Purchase Plan, or ESPP.
      Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. Accordingly, we generally did not recognize any compensation expense for options issued under our stock option plans under APB 25. In addition, we did not recognize any compensation expense under our ESPP under APB 25.
      We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after April 1, 2006 and any outstanding share-based awards that were issued but not vested as of April 1, 2006. Accordingly, our condensed consolidated financial statements as of June 30, 2005 and for the three months then ended have not been restated to reflect the impact of SFAS 123R.
      For the three months ended June 30, 2006, we recognized stock-based compensation expense of $2.7 million in our condensed consolidated financial statements, which includes $2.3 million for stock options

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and $0.4 million for our ESPP. These amounts include (i) compensation expense for stock options granted prior to April 1, 2006 but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, (ii) compensation expense for stock options granted on or subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and (iii) compensation expense for employee stock purchase rights under our ESPP. Our deferred stock-based compensation balance of $357,000 as of March 31, 2006, which was accounted for under APB 25, was reclassified into the additional paid-in-capital account.
      The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Consistent with our policy prior to adoption, we elected to continue to use the straight-line ratable method upon adoption of SFAS 123R as our method of attributing the value of stock-based compensation. As a result, compensation expense for all stock options granted prior to April 1, 2006 will continue to be recognized using the straight-line ratable method. In addition, SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets.
      Total compensation cost associated with our ESPP is measured at the date each offering commences based on the number of shares that can be purchased using the estimated total payroll withholdings and market price of our common stock on the grant date. Management makes an estimate of total withholdings at the beginning of an offering period. Actual results may require adjustments to compensation expense at the date of issuance. The requisite service period over which compensation cost is recorded is the period over which the employee participates in the plan and pays for the shares. The portion of the fair value of the shares attributed to employee service is net of the amount the employee pays for the common stock when it is granted. Complete withdrawals from the plan result in full recognition of the compensation cost at the time of withdrawal. Forfeitures reduce compensation expense as a terminated employee does not satisfy the service condition of the Plan.
Recently Issued Accounting Pronouncements

Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards
      In November 2005, FASB issued FASB Staff Position, or FSP, No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.

Accounting for Uncertainty in Income Taxes
      In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of April 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the potential impact of adopting FIN 48 on our results of operations and financial position.

Income Statement Classification of Taxes Collected from Customers
      In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for us as of April 1, 2007. We are currently evaluating the potential impact of adopting EITF 06-03 on our results of operations and financial position.

3.	MARKETABLE SECURITIES
      The cost and estimated fair value of our marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

		Gross		Cash and	Short-
	Purchase/	Unrealized	Aggregate	Cash	Term	Long-Term
As of June 30, 2006	Amortized Cost	Losses	Fair Value	Equivalents	Investments	Investments

	(In thousands)
Corporate bonds	$83,655	$(103)	$83,552	$37,625	$45,927	$—
Money market funds	40,457	—	40,457	40,457	—	—

Total	$124,112	$(103)	$124,009	$78,082	$45,927	$—

		Gross		Cash and	Short-
	Purchase/	Unrealized	Aggregate	Cash	Term	Long-Term
As of March 31, 2006	Amortized Cost	Losses	Fair Value	Equivalents	Investments	Investments

	(In thousands)
Taxable municipal auction rate securities	$9,850	$—	$9,850	$—	$9,850	$—
Corporate bonds	82,217	(163)	82,054	11,961	70,093	—
Money market funds	30,137	—	30,137	30,137	—	—

Total	$122,204	$(163)	$122,041	$42,098	$79,943	$—

      There were no net realized gains (losses) on short-term or long-term investments for the three months ended June 30, 2006 and 2005.
      We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook; current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006:

	Less than 12 Months		Greater than 12 Months		Total

		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
Corporate bonds	$44,684	$(99)	$1,243	$(4)	$45,927	$(103)
      The unrealized losses on our investments in corporate bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because we have the ability to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2006.
      As of June 30, 2006 and March 31, 2006, we had $954,000 and $903,000 of restricted cash, relating to deposits held by financial institutions to support guarantees that they have made on our behalf for certain lease and other future payment obligations. As of June 30, 2006, $717,000 of restricted cash is included in prepaid expenses and other current assets and $237,000 of restricted cash is included in other assets. As of March 31, 2006, $679,000 of restricted cash is included in prepaid expenses and other current assets and $224,000 of restricted cash is included in other assets.

4.	STOCK-BASED COMPENSATION

Stock Incentive Plan
      On November 1, 1996, we adopted the webMethods, Inc. Stock Option Plan (the “Stock Option Plan”) pursuant to which we had 10,731,000 shares of common stock available for issuance upon the exercise of options granted under the Stock Option Plan. The Stock Option Plan is administered by the Compensation Committee of our Board of Directors, which has the authority to determine which officers, directors and employees are awarded options pursuant to the Stock Option Plan and to determine the terms and option exercise prices of the stock options.
      In August 2000, we increased to 20,731,000 the number of shares of common stock available for issuance under the Stock Option Plan. Pursuant to an amendment to the Stock Option Plan adopted by the Board of Directors on June 6, 2001, and approved by our stockholders on September 7, 2001, the number of shares of common stock available for issuance under the Stock Option Plan was increased on each of April 1, 2003, 2004, 2005 and 2006 by 2,462,195.
      Stock options granted pursuant to the Stock Option Plan generally have an exercise price equal to the market price of the underlying common stock at the date of grant, generally vest ratably over three or four years after the date of award and generally have a term of ten years.
      At June 30, 2006, we had outstanding options to purchase 17,256,699 shares of our common stock.
      On December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all outstanding, unvested and “out-of-the-money” stock options previously granted to our employees, consultants or directors prior to September 30, 2005 with an exercise price higher than the closing price of our common stock on December 16, 2005, which was $7.53. The acceleration of such options was effective as of December 16, 2005, provided that the holder of such options was an employee, consultant or director on such date. The total number of options accelerated was 2,172,180. The decision to accelerate the

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vesting of these options was made primarily to eliminate future compensation expense attributable to these options, which otherwise would have been expensed beginning on April 1, 2006 as a result of the adoption of SFAS No. 123R “Share-Based Payment.” The acceleration allowed us to forego approximately $11.0 million of stock compensation expense in future periods.
      A summary of our stock option activity during the three months ended June 30, 2006 and details regarding the options outstanding and exercisable at June 30, 2006 are provided below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Stock Options	Exercise Price	Life (Years)	Intrinsic Value

Outstanding, March 31, 2006	18,198,486	$10.56
Granted	444,538	9.19
Exercised	(724,532)	6.21
Forfeited	(430,827)	6.48
Expired	(230,966)	14.98

Outstanding, June 30, 2006	17,256,699	$10.75	7.44	$35,408,010

Options exercisable	11,140,180	$13.12	6.57	$14,472,995

      The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at June 30, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”).
      The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $2.3 million and $56,000, respectively. The total cash and cash receivable from employees as a result of stock option exercises was $4.5 million and $172,000 for the quarters ended June 30, 2006 and 2005, respectively. The total cash received from employees as a result of stock grants under the ESPP was $1.1 million and $609,000 for the quarters ended June 30, 2006 and 2005, respectively.
      Information regarding stock options outstanding as of June 30, 2006 is as follows:

			Outstanding			Options Exercisable

					Weighted		Weighted	Weighted
				Weighted Average	Average		Average	Average
			Number of	Remaining	Exercise	Number of	Remaining	Exercise
Range of Exercise Price			Shares	Contractual Life	Price	Shares	Contractual Life	Price

$0.11	to	$5.89	5,154,620	8.57	$5.35	1,700,187	8.56	$4.88
5.93	to	8.21	3,602,322	8.10	7.20	1,394,401	7.47	7.14
8.25	to	9.80	3,682,095	7.57	9.19	3,249,930	7.35	9.20
9.83	to	14.36	3,906,973	5.91	13.00	3,884,973	5.89	13.01
14.70	to	115.75	910,689	4.56	52.06	910,689	4.56	52.06

$0.11	to	$115.75	17,256,699	7.44	$10.75	11,140,180	6.57	$13.12

      Shares of common stock available for future grants to employees under our Stock Option Plan totaled 7,626,394 at June 30, 2006.

Valuation and Expense Information under SFAS 123R
      As indicated in Note 2, we adopted the provisions of SFAS 123R on April 1, 2006. For the three months ended June 30, 2006, we recognized stock-based compensation expense of $2.7 million, which includes

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2.3 million for stock options and $0.4 million for our ESPP. The following table summarizes by income statement line item the stock-based compensation expense that we recorded in accordance with the provisions of SFAS 123R.

	Three Months
	Ended June 30,

	2006	2005

	(In thousands)
Employee stock-based compensation included in:
Cost of revenue:
Professional services	$324	$—
Maintenance	109	—

Stock-based compensation expense included in cost of revenue	433	—
Operating expenses:
Sales and marketing	848	—
Research and development	679	—
General and administrative	738	—

Stock-based compensation expense included in operating expenses	2,265	—

Total stock-based compensation expense related to stock-based equity awards	$2,698	$—

      At June 30, 2006, we had no stock-based compensation costs capitalized as part of the cost of an asset.
      The adoption of SFAS 123R on April 1, 2006 increased our pre-tax loss by $2.7 million, increased our net loss by $2.7 million and increased our basic net loss per share by $0.05 per share. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets.
      At June 30, 2006, the estimated fair value of all unvested stock options that have not been recognized as compensation expense was $22,062,686 million, net of expected forfeitures. We expect to recognize this amount over the requisite service period of 2.5 years.
      As indicated in Note 2, under both SFAS 123R and SFAS 123 we used the Black-Scholes model to estimate the fair value of our stock option grants and employee stock purchase rights under our ESPP.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The key assumptions used in the model during the three months ended June 30, 2006 and 2005 are provided below:

	Three Months
	Ended June 30,

	2006	2005

Stock option grants:
Risk free interest rate	5.1%	3.8%
Expected lives in years	4.69	4.00
Expected volatility	68.9%	79.8%
Dividend yield	0.0%	0.0%
ESPP:
Risk free interest rate	4.1%	3.3%
Expected lives in years	1.46	1.45
Expected volatility	54.0%	60.4%
Dividend yield	0.0%	0.0%
      The fair value of the option awards and employee stock purchase rights were:

	Three Months
	Ended June 30,

	2006	2005

Weighted-average grant date fair value of options granted	$5.48	$3.03
Weighted-average fair value of employee stock purchase rights	$2.45	$3.52
      The expected term for our stock options was determined through analysis of our historical data on employee exercises, vesting periods of awards and post-vesting employment termination behavior. Management selected the midpoint method which makes the assumption that all vested, outstanding options are settled halfway between the date of grant and their expiration date. The objective of the midpoint method is to make a reasonable and transparent assumption concerning the eventual settlement of the unexercised options within our grant pool. The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of our stock continuously compounded with a look back period similar to the terms of the expected life of the grant. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future. In addition, we used historical pre-vesting forfeiture rates, historical employee attrition and expected attrition rates to estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards. Consistent with our policy prior to adoption, we elected to continue to use the straight-line ratable method upon adoption of SFAS 123R as our method of attributing the value of stock-based compensation. As a result, compensation expense for all stock options granted prior to April 1, 2006 will continue to be recognized using the straight-line ratable method.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-forma Information under SFAS 123 for Periods Prior to April 1, 2006

Three Months Ended
June 30, 2005

(In thousands except
per share data)
Net loss, as reported	$(514)
Less: Stock-based compensation expense determined under fair value method	(4,028)

Net loss, pro forma	$(4,542)

Basic and diluted net loss per common share, as reported	$(0.01)

Basic and diluted net loss per common share, pro forma	$(0.09)

      In the pro-forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

Employee Stock Purchase Plan
      In January 2000, our Board of Directors approved our ESPP. The ESPP became effective upon the completion of our initial public offering on February 10, 2000. A total of 6,000,000 shares of common stock have been made available for issuance under the ESPP as of June 30, 2006. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining three-year term of the ESPP by 750,000 shares of common stock.
      The ESPP, which is intended to qualify under Section 423 of the IRS Code, is implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, commencing on or about January 1 and July 1 of each year. Each offering period consists of four consecutive purchase periods of approximately six months’ duration, and at the end of each purchase period, we will make a purchase on behalf of the participants. Participants generally may not purchase more than 4,000 shares on any purchase date or shares having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.
      During an offering period, employees make contributions to our ESPP through payroll deductions. At the end of each purchase period, we use the accumulated contributions to issue shares of our common stock to the participating employees. The purchase price per share is 85% of the lower of (1) the fair market value of our common stock on the purchase date and (2) the fair market value of a share of our common stock on the last trading day before the offering date.
      SFAS 123R requires companies to record compensation expense for share-based awards issued to employees in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Total compensation cost associated with our ESPP is measured at the date each offering commences based on the number of shares that can be purchased using the estimated total payroll withholdings and market price of our common stock on the grant date. Management makes an estimate of total withholdings at the beginning of an offering period. Actual results may require adjustments to compensation expense at the date of issuance. The requisite service period over which compensation cost is recorded is the period over which the employee participates in the plan and pays for the shares. The portion of the fair value of the shares attributed to employee service is net of the amount the employee pays for the common stock when it is granted. Complete withdrawals from the plan result in full recognition of the compensation cost at the time of withdrawal. Forfeitures reduce compensation expense as a terminated employee does not satisfy the service condition of the Plan.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the three months ended June 30, 2006 and 2005, 225,168 and 127,933 shares were issued under our ESPP, respectively. The total intrinsic value of shares earned by employees was $0.4 million for the three months ended June 30, 2006. At June 30, 2006, the estimated fair value of all employee stock purchase rights that have not been recognized as compensation expense was $504,019, net of expected forfeitures. We expect to recognize this amount over the requisite service period of 1.5 years.

5.	EMPLOYEE BENEFIT PLAN
      As of April 1, 1997, we adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required matching contributions by us. The plan provides for discretionary contributions by us. We committed to match 25% of eligible employee contributions up to 6% of their elected contribution percentage in fiscal year 2007 and recorded a $134,000 accrual at June 30, 2006.

6.	COMPUTATION OF NET LOSS PER SHARE
      Our basic net income or loss per share calculation is computed by dividing net income or loss for the period by the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock outstanding and potential common stock equivalents upon the exercise of options or warrants that were outstanding during the period if the effect of their exercise would be dilutive. Certain potential common stock equivalents were not included in computing net income per share because their effect was anti-dilutive.
      The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	June 30,

	2006	2005

	(In thousands, except
	per share data)
Net loss	$(5,804)	$(514)
Weighted-average common stock shares used to compute basic net loss per share	54,987	53,375
Effect of dilutive common stock equivalents	—	—

Weighted-average common stock shares used in computing diluted net income per common share	54,987	53,375

Basic net loss per share	$(0.11)	$(0.01)

Diluted net loss per share	$(0.11)	$(0.01)

      The following potential common stock equivalents were not included in the diluted net income per share calculations above because their effect was anti-dilutive for the periods indicated:

	Three Months
	Ended June 30,

	2006	2005

	(In thousands)
Anti-dilutive weighted-average common stock shares	13,489	16,561

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months
	Ended June 30,

	2006	2005

	(In thousands)
Non-cash investing and financing activities:
Equipment purchased under capital lease	$—	$270

Change in net unrealized gain (loss) on marketable securities	$(48)	$138

8.	SEGMENT INFORMATION
      We operate in a single reportable segment: the development and sale of business integration and optimization software and related services. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
      Revenue is primarily attributable to the geographic region in which the contract is signed and the product is deployed. The regions in which we operate are the Americas, Europe/ Middle East/ Africa (“EMEA”), Japan and Asia Pacific. Information regarding our revenue and long-lived assets, excluding goodwill, intangibles, long-term investments, long-term deferred tax asset and long-term restricted cash, by region, is as follows:

	Three Months Ended
	June 30,

Revenue	2006	2005

	(In thousands)
Americas	$28,710	$30,168
EMEA	10,792	10,809
Japan	2,174	2,571
Asia Pacific	4,330	4,187

Total	$46,006	$47,735

	As of	As of
Long Lived Assets	June 30, 2006	March 31, 2006

	(In thousands)
Americas	$11,415	$10,981
EMEA	1,420	1,393
Japan	1,084	1,132
Asia Pacific	935	843

Total	$14,854	$14,349

9.	RESTRUCTURING COSTS
      We have recorded restructuring costs in connection with programs to decrease costs by reducing headcount and consolidating facilities. During the three months ended June 30, 2006 and 2005, we recorded restructuring costs of $0 and $288,000, respectively, consisting primarily of severance and related benefits.

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended March 31, 2006, we incurred restructuring costs of $411,000 which includes restructuring costs of $719,000 that consist primarily of severance and related benefits, net of the $308,000 reduction in the accrual for excess facilities costs.
      During the year ended March 31, 2005, we recorded restructuring costs of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of our headquarters. The estimated excess facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact the operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. In connection with the lease on our new headquarters facility, we received certain rent abatements and allowances totaling approximately $3.1 million as of March 31, 2005 and will receive additional incentives totaling $2.0 million through December 2007. Such rent abatements and allowances are deferred and will be amortized as a reduction to rent expense over the 11-year term of the lease.
      During the year ended March 31, 2004, we recorded restructuring costs of $3.9 million consisting of $2.2 million for headcount reductions and $1.7 million for excess facility costs for the consolidation of facilities and related impairment of fixed assets. The excess facility costs were based on our contractual obligations, net of sublease income.
      As of June 30, 2006 and March 31, 2006, respectively, $1.8 million and $2.2 million of restructuring and excess facilities related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.
      The following table sets forth a summary of total restructuring costs, payments made against those charges and the remaining liabilities as of June 30, 2006:

	Excess Facilities	Excess	Excess	Severance
	Santa Clara, CA	Facilities	Facilities	and
	and Fairfax, VA	Berkeley, CA	Fairfax, VA	Benefits	Total

	(In thousands)
Balance at March 31, 2006	$166	$747	$1,250	$—	$2,163
First quarter fiscal year 2007 charges	—	—	—	—	—
Cash payments made in the first quarter of fiscal year 2007	(55)	(91)	(225)	—	(371)

Balance at June 30, 2006	$111	$656	$1,025	$—	$1,792

10.	BORROWINGS
      We have a line of credit agreement with a bank to borrow up to a maximum principal amount of $20.0 million and a $2.0 million equipment line of credit facility. Both facilities have a maturity date of June 30, 2007.
      We may borrow the entire $20.0 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85.0 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the prime rate minus one quarter of one percent (0.25%); however, if we use the bank to settle at least $7.5 million of foreign currency transactions prior to September 30, 2006, interest is payable at the prime rate minus one half of one percent (0.50%). Borrowings under the equipment line of credit must be repaid over 36 months and will bear interest at a fixed rate as of the date of the equipment advance equal to the Prime Rate; however, if we borrow

WEBMETHODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.0 million prior to August 31, 2006, then the fixed rate is the Prime Rate less one quarter of one percent (0.25%). The agreement for both facilities includes restrictive covenants which require us to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At June 30, 2006, we were in compliance with all covenants.
      As of June 30, 2006, we had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, we have obtained letters of credit totaling approximately $2.5 million related to office leases. As of June 30, 2006, we had $17.5 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

11.	COMMITMENTS AND CONTINGENCIES
      A purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York in 2001 that named webMethods, Inc., several of our executive officers at the time of our initial public offering (“IPO”) and the managing underwriters of our IPO as defendants. This action made various claims, including that alleged actions by underwriters of our IPO were not disclosed in the registration statement and final prospectus for our IPO or disclosed to the public after our IPO, and sought unspecified damages on behalf of a purported class of purchasers of our common stock between February 10, 2000 and December 6, 2000. This action was consolidated with similar actions against more than 300 companies as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against our executive officer defendants have been dismissed without prejudice. We have considered and agreed with representatives of the plaintiffs in the consolidated proceeding to enter into a proposed settlement, which was amended in March 2005 and preliminarily approved by the court in late August 2005. A fairness hearing was held on April 24, 2006, and a motion for final approval of the settlement is currently under submission before the Court. Under the proposed settlement, the plaintiffs would dismiss and release their claims against us in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants, plus reasonable cooperation with the plaintiffs with respect to their claims against the underwriter defendants. We believe that any material liability that may accrue to us under the proposed settlement would be covered by our insurance policies.
      From time to time, we are involved in other disputes and litigation in the normal course of business.

12.	RELATED-PARTY TRANSACTIONS
      An individual who is a director and stockholder and former corporate secretary of the Company is associated with a law firm that has rendered various legal services to us. For the three months ended June 30, 2006 and 2005, respectively, we paid the firm approximately $177,507 and $283,521. As of June 30, 2006, the aggregate amounts in trade accounts payable and accrued expenses were $0 and $885,298, respectively. As of March 31, 2006, the aggregate amounts in trade accounts payable and accrued expenses for these services were approximately $0 and $177,658, respectively.

13.	SUBSEQUENT EVENT
      On July 19, 2006, we entered into an agreement to purchase substantially all of the assets of a privately-held software company for approximately $5.0 million. The completion of the transaction is subject to certain closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
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
      In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue,” the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations reflected in the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed under the caption Item 1A. Risk Factors of our Annual Report on Form 10-K. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and we disclaim any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.
INTRODUCTION
      Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview. This section provides a general description of our business and the performance indicators that management uses in assessing our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three months ended June 30, 2006 and 2005.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three months ended June 30, 2006, and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical accounting policies. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment and require estimates on the part of management in application.
OVERVIEW
      We are a leading provider of business integration and optimization software. Our products and solutions enable our customers to improve the performance of their organizations by implementing and accelerating business process improvements. Our primary offering is webMethods Fabric, a unified business integration and optimization product suite.
First Quarter Fiscal 2007 Review
      Management uses quantitative performance indicators to assess our financial condition and operating results. These performance indicators include total revenues, license revenues, maintenance revenues, services revenues, operating margin and earnings per share. Each provides a measurement of the performance of our business and how well we are executing our operating plan.
      Our total revenues for the quarter ended June 30, 2006 were approximately $46.0 million. This represents a decrease of approximately 4% compared to same period in the prior fiscal year.
      Our license revenues for the quarter ended June 30, 2006 were $12.6 million, or 27% of our total revenues. This represents a decrease of 32% compared to the prior year period. We receive license revenues from the sale of licenses of our software products worldwide in various industries. We sell licenses of our products through a direct sales force, resellers or distributors, and through alliances with strategic software vendor partners and major system integrators.
      Our maintenance revenues for the quarter ended June 30, 2006 were $20.2 million, or 44% of our total revenues. This represents an increase of 15% over the prior year period. We receive maintenance revenues from the sale of a variety of support and maintenance plans to our customers. First-year maintenance is usually sold with the related software license and is typically renewed on an annual basis. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months.
      Our professional services revenues for the quarter ended June 30, 2006 were $13.2 million, or 29% of our total revenues. This represents a 13% increase over the prior year period. We receive professional services revenues from consulting and training services provided to our customers. These services primarily consist of implementation services related to the installation of our software products and generally do not include customization or development of our software products. These revenues are typically recognized as the services are performed, usually on a time and materials basis.
      Our operating margin for the quarter ended June 30, 2006 was negative 17%, compared to negative 3% for the prior year period. Operating margin is the percentage of operating income or loss to total revenue.
      For the quarter ended June 30, 2006 our net loss was $5.8 million, or $0.11 per share, as compared to a net loss of $0.5 million, or $0.01 per share, for the prior year period. This $5.3 million increase in net loss is primarily due to a $2.7 million increase in stock-based compensation expense, a $1.9 million increase in other operating expenses and total cost of revenue, a $1.7 million decrease in total revenue, and a $0.1 million increase in income tax expense, partially offset by a $1.1 million increase in interest and other income, net.
Stock-Based Compensation
      We have adopted SFAS 123R for all periods beginning with the quarter ending June 30, 2006. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. For the three months ended June 30, 2006, we recognized stock-based compensation expense of $2.7 million, which includes $2.3 million for stock options and $0.4 million for our Employee Stock Purchase Plan, or ESPP. The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123R.

	Three Months
	Ended June 30,

	2006	2005

Employee stock-based compensation included in:
	(In thousands)
Cost of revenue:
Professional services	$324	$—
Maintenance	109	—

Stock-based compensation expense included in cost of revenue	433	—
Operating expenses:
Sales and marketing	848	—
Research and development	679	—
General and administrative	738	—

Stock-based compensation expense included in operating expenses	2,265	—

Total stock-based compensation expense related to stock-based equity awards	$2,698	$—

      On December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all outstanding, unvested and “out-of-the-money” stock options previously granted to our employees, consultants or directors prior to September 30, 2005 with an exercise price higher than the closing price of our common stock on December 16, 2005, which was $7.53. The acceleration of such options was effective as of December 16, 2005, provided that the holder of such options was an employee, consultant or director on such date. The total number of options accelerated was 2,172,180. The decision to accelerate the vesting of these options was made primarily to eliminate future compensation expense attributable to these options, which otherwise would have been expensed beginning on April 1, 2006 as a result of the adoption of SFAS No. 123R “Share-Based Payment.” The acceleration allowed us to forego approximately $11.0 million of stock compensation expense in future periods.
RESULTS OF OPERATIONS
      The following table summarizes the results of our operations for the three months ended June 30, 2006 and 2005 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended June 30,

	2006	2005	% Change

	(In thousands)
Total revenue	$46,006	$47,735	(4)%
Total cost of revenue	16,273	14,367	13%
% of total revenue	35%	30%
Gross profit	29,733	33,368	(11)%
% of total revenue	65%	70%
Total operating expenses	37,593	34,895	8%
% of total revenue	82%	73%
Operating loss	(7,860)	(1,527)	N/A
% of total revenue	(17)%	(3)%
Net loss	(5,804)	(514)	N/A
% of total revenue	(13)%	(1)%
      For the three months ended June 30, 2006 our net loss was $5.8 million, or $0.11 per share, as compared to a net loss of $0.5 million, or $0.01 per share for the prior year period. This $5.3 million increase in net loss is primarily due to a $2.7 million increase in stock-based compensation expense, a $1.9 million increase in other operating expenses and total cost of revenue, a $1.7 million decrease in total revenue, and a $0.1 million increase in income tax expense, partially offset by a $1.1 million increase in interest and other income, net.
      Total revenue for the three months ended June 30, 2006 included an $84,000 negative foreign currency impact from certain international markets and total cost of revenue and total operating expenses included an $8,000 negative foreign currency impact, resulting in a negative impact of $92,000 to operating loss.
Revenue
      The following table summarizes our revenue for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,

	2006	2005	% Change

	(In thousands)
License	$12,637	$18,467	(32)%
Professional services	13,152	11,683	13%
Maintenance	20,217	17,585	15%

Total revenue	$46,006	$47,735	(4)%

      The following table summarizes our revenue by geographic region for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,

	2006	2005	% Change

	(In thousands)
Americas	$28,710	$30,168	(5)%
EMEA	10,792	10,809	0%
Japan	2,174	2,571	(15)%
Asia Pacific	4,330	4,187	3%

Total revenue	$46,006	$47,735	(4)%

      Total revenue for the three months ended June 30, 2006 decreased by approximately $1.7 million, or 4%, compared to the same period in 2005. The decrease in total revenue was primarily due to a decrease of $5.8 million in license revenue, which was partially offset by increases in professional services revenue of $1.5 million and maintenance revenue of $2.6 million.
      Total revenue from the Americas for the three months ended June 30, 2006 decreased by $1.5 million, or 5%, compared to the same period in 2005. Total international revenue for the three months ended June 30, 2006 from Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Japan decreased by $271,000, or 1.5%, compared to the same period in 2005. The decrease in total international revenue is primarily due to a $397,000, or 15%, decline in revenue from Japan, which was partially offset by an increase in revenue from Asia Pacific.

License Revenue
      License revenue for the three months ended June 30, 2006 decreased by $5.8 million, or 32%, compared to the same period in 2005. The decrease in license revenue was due primarily to our inability to close several license transactions that we expected to close during the first quarter until after the end of the quarter. We believe that this was primarily the result of our not anticipating and addressing all of the steps required in our customers’ procurement processes.

Professional Services Revenue
      Professional services revenue for first quarter ended June 30, 2006 increased by $1.5 million, or 13%, compared to the same period in 2005. The increase in professional services revenue is due primarily to an increase in revenues generated from subcontractors and increased billable hours from our employees due to an increase in demand for our professional services from our customers.

Maintenance Revenue
      Maintenance revenue for the three months ended June 30, 2006 increased by $2.6 million, or 15%, compared to the same period in 2005. Our existing customers contract with us, separately from licensing our software, for software upgrades and technical support of software they have licensed from us. Our customers generally continue to subscribe for maintenance and support when they are no longer required to pay license fees. This results in increases in maintenance revenue as the cumulative number of licensed copies of our software increases. The increase in maintenance revenue was due primarily to the increase in the total number of copies of our software licensed to customers and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.
Cost of Revenue
      The following table summarizes our cost of revenue by type of revenue for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,

	2006	2005	% Change

	(In thousands)
Amortization of Intangibles	$599	$599	0%
% of License Revenue	5%	3%
Cost of License Revenue	324	214	51%
% of License Revenue	3%	1%
Cost of Professional Services Revenue	12,153	10,299	18%
% of Professional Services Revenue	92%	88%
Cost of Maintenance Revenue	3,197	3,255	(2)%
% of Maintenance Revenue	16%	19%
Total cost of revenue	16,273	14,367	13%
% of Total revenue	35%	30%
      Total cost of revenue for the three months ended June 30, 2006 increased by $1.9 million, or 13%, compared to the same period in 2005. This increase is primarily due to a $1.9 million increase in cost of professional services revenue.
      Total gross profit margin decreased to 65% for the three months ended June 30, 2006 as compared to 70% for the three months ended June 30, 2005. This decrease was primarily due to a decrease in license revenue in the current period.
      Cost of license revenue for the three months ended June 30, 2006 increased by $110,000, or 51%, for the three months ended June 30, 2006 compared to the same period in 2005 due to higher royalty fees from products embedded in our software that are licensed from third parties. Amortization of intangible assets related to acquired technology from previous acquisitions was unchanged for the three months ended June 30, 2006 compared to the same period in 2005. Gross profit margin on license revenue, net of the amortization of intangibles and cost of license revenue, was 93% and 96% for the three months ended June 30, 2006 and 2005, respectively.
      Cost of professional services revenue consists primarily of costs related to internal professional services and subcontractors hired to provide implementation services. Cost of professional services revenue for the three months ended June 30, 2006 increased $1.9 million, or 18%, compared to the same period in 2005 primarily due to a $769,000 increase in personnel and personnel costs, which is mainly due to an 11% increase in headcount and resulting higher recruiting costs. In addition, subcontractor and consulting costs increased by $779,000. Cost of professional services revenue for the three months ended June 30, 2006 includes $324,000 of stock-based compensation expense as a result of our adoption of SFAS 123R on April 1, 2006. Gross profit margin on professional services revenue was 8% and 12% for the three months ended June 30, 2006 and 2005, respectively.
      Cost of maintenance revenue for the three months ended June 30, 2006 decreased $58,000, or 2%, compared to the same period in 2005 due to a $79,000 reduction in costs of third party contractors and an $86,000 reduction in personnel and related personnel costs. These decreases were partially offset by the inclusion of $109,000 of stock-based compensation expense in cost of maintenance revenue for the three months ended June 30, 2006. Gross profit margin on maintenance revenue was 84% and 81% for the three months ended June 30, 2006 and 2005, respectively.
Operating Expenses
      The following table presents certain information regarding our operating expenses for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,

	2006	2005	% Change

	(In thousands)
Operating Expenses:
Sales and marketing	$19,488	$17,275	13%
% of total revenue	42%	36%
Research and development	10,976	11,118	(1)%
% of total revenue	24%	23%
General and administrative	7,129	6,214	15%
% of total revenue	15%	13%
Restructuring costs	-	288	(100)%
% of total revenue	0%	1%
Total operating expenses	37,593	34,895	8%
% of total revenue	82%	73%
      Operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications, allocated facilities, recruitment, stock-based compensation and overhead costs. Our sales and marketing expenses also include expenses which are specific to our sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs, marketing materials and deferred warrant charge. Also included in our operating expenses are restructuring costs.
      Total operating expenses for the three months ended June 30, 2006 increased by $2.7 million, or 8%, compared to the same period in 2005. The increase was primarily due to a $2.2 million increase in sales and marketing costs, a $915,000 increase in general and administrative costs, which was partially offset by a $288,000 decrease in restructuring costs and a $142,000 decrease in research and development costs. Included in total operating expenses for the three months ended June 30, 2006 is $2.3 million of stock-based compensation expense.
      Sales and marketing expenses for the three months ended June 30, 2006 increased $2.2 million, or 13%, compared to the same period in 2005. The increase is primarily due to a $1.0 million increase in personnel and personnel related costs, a $565,000 increase in employee development, recruiting and training costs and a $346,000 increase in marketing costs. Included in sales and marketing expense for the three months ended June 30, 2006 is $848,000 of stock-based compensation expense. Included in sales and marketing expense for the three months ended June 30, 2005 is amortization of deferred warrant charge of $661,000. The deferred warrant charge was recorded as a result of a warrant issued in connection with an OEM Agreement with i2 Technologies (“i2”) in March 2001. The warrant, as amended, permitted i2 to purchase 710,000 shares of common stock. The amortization of deferred warrant charge terminated in March 2006. Sales and marketing expense as a percentage of total revenue was 42% and 36% for the three months ended June 30, 2006 and 2005, respectively.
      Research and development expenses for the three months ended June 30, 2006 decreased $142,000, or 1%, compared to the same period in 2005. The decrease is primarily due to decreases of $385,000 in personnel and personnel related costs and $424,000 in professional fees. These decreases were primarily a result of the increased utilization of our product development center in Bangalore, India, which has lower personnel costs and operating expenses than our product development centers in the United States. Although the total headcount was the same for the two periods, as of June 30, 2006, approximately 20% of our worldwide product development staff was located in India compared to 12% as of June 30, 2005. These decreases were partially offset by the inclusion of $679,000 of stock-based compensation expense in research and development expenses for the three months ended June 30, 2006. Research and development expense as a percentage of total revenue was 24% and 23% for the three months ended June 30, 2006 and 2005, respectively.
      General and administrative expenses for the three months ended June 30, 2006 increased $915,000, or 15%, compared to the same period in 2005. The increase was primarily due to the inclusion of $738,000 of stock-based compensation expense in general and administrative expenses for the three months ended June 30, 2006. In addition, professional fees increased $299,000 and personnel and personnel related costs increased $313,000 for the three months ended June 30, 2006 compared to the same period in 2005. In addition, expense increased compared to the prior period due to a prior year recovery of $117,000 of bad debt expense. These increases were partially offset by a $480,000 decrease in legal fees and other. General and administrative expense as a percentage of total revenue, was 15% and 13% for the three months ended June 30, 2006 and 2005, respectively.
      For the three months ended June 30, 2006 and 2005, we have incurred restructuring costs of $0 and $288,000, respectively, in connection with programs to decrease costs by reducing headcount and consolidating facilities. In prior years, we incurred restructuring charges consisting of severance and related benefits and relocation and reduction of facilities which resulted in excess facility costs. The estimated excess facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.
Interest income
      Interest income was $1.8 million for the three months ended June 30, 2006 compared to $966,000 for the three months ended June 30, 2005. The $835,000 increase was primarily due to the higher average balances of cash and marketable securities during the three months ended June 30, 2006 and higher interest rates on corporate paper, bonds and money market funds.
Interest expense
      Interest expense is primarily due to equipment leasing arrangements in the Americas. For the three months ended June 30, 2006, interest expense decreased to $7,000, as compared to $17,000 for the same period in 2005.
Other income (expense), net
      Other income (expense), net includes gains and losses on foreign currency transactions. Other income was $490,000 and $206,000 for the three months ended June 30, 2006 and 2005, respectively.
Income taxes
      During the three months ended June 30, 2006 we incurred tax expense of $228,000, compared to $142,000 for same period in 2005.

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
      As a result of our analysis of all available evidence, both positive and negative, we have concluded that no additional valuation allowance should be released as of June 30, 2006. We continue to closely monitor available evidence, both positive and negative, and may release additional valuation allowances in future periods. Likewise, should we determine that we would not be able to realize all or a part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be included in income in the period such determination was made.
      As of March 31, 2006, we had net operating loss (“NOL”) carry-forwards of approximately $197 million. These NOL carry-forwards are available to reduce future taxable income and begin to expire in fiscal year 2011. The realization of benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings or a change in our ownership could adversely affect our ability to utilize the NOLs.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
      As of June 30, 2006 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $175.1 million, as compared to $162.3 million as of March 31, 2006.
      Net cash provided by operating activities was $7.3 million for the three months ended June 30, 2006, resulting from a net loss of $5.8 million, adjusted for $4.9 million of non-cash charges and offset by $8.2 million of net changes in assets and liabilities. The non-cash charges include $1.3 million for depreciation and amortization expense, $2.7 million for stock-based compensation and $599,000 for amortization of acquired intangibles. The net changes in assets and liabilities include a $19.6 million decrease in accounts receivable, a $5.2 million decrease in deferred revenue and a $4.2 million decrease in accounts payable and accrued expenses.
      Net cash provided by investing activities was $33.5 million for the three months ended June 30, 2006, resulting from the net maturities of marketable securities of $34.1 million, partially offset by $539,000 of capital expenditures. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements.
      Net cash provided by financing activities was $5.5 million for the three months ended June 30, 2006, resulting from $4.5 million and $1.1 million, respectively, of net cash proceeds from exercises of stock options and purchases of stock pursuant to our employee stock purchase plan, partially offset by payments of $87,000 on capital leases.
Liquidity Requirements

Debt Financing
      The Company has a line of credit agreement with a bank to borrow up to a maximum principal amount of $20 million and a $2 million equipment line of credit facility. Both facilities have a maturity date of June 30, 2007.
      The Company may borrow the entire $20 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the prime rate minus one quarter of one percent (0.25%), however, if the Company uses the bank to settle at least $7.5 million of foreign currency transactions prior to September 30, 2006, interest is payable at the prime rate minus one half of one percent (0.50%). Borrowings under the equipment line of credit must be repaid over 36 months and will bear interest at a fixed rate as of the date of the equipment advance equal to the Prime Rate, however, if the Company borrows $1 million prior to August 31, 2006, then the fixed rate is the Prime Rate less one quarter of one percent (0.25%). The agreement for both facilities includes restrictive covenants which require the Company to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At June 30, 2006, the Company was in compliance with all covenants.
      As of June 30, 2006, the Company had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, the Company has obtained letters of credit totaling approximately $2.5 million related to office leases. As of June 30, 2006, the Company had $17.5 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

Liquidity Outlook
      Our short-term liquidity requirements through June 30, 2007 consist primarily of the funding of capital expenditures and working capital requirements. We believe that cash flow from operations will be sufficient to meet these short-term requirements. In the event that cash flow from operations is not sufficient, we expect to fund these amounts through the use of cash resources. Our long-term liquidity requirements consist primarily of obligations under our operating leases. We believe that cash flow from operations will be sufficient to meet these long-term requirements.
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
      A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended March 31, 2006, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to these policies during fiscal 2007 except for our policy regarding stock-based compensation, which is discussed below.

Stock-Based Compensation
      On April 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options granted under our stock option plans and shares of common stock issued under our Employee Stock Purchase Plan, or ESPP.
      Prior to our adoption of SFAS 123R, we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for share-based awards. Historically, we have generally set the exercise price for our stock options equal to the market value on the grant date. As a result, the options generally had no intrinsic value on their grant dates, and we did not record any compensation expense unless the terms of the options were subsequently modified. Accordingly, we generally did not recognize any compensation expense for options issued under our stock option plans under APB 25. In addition, we did not recognize any compensation expense under our ESPP under APB 25.
      We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after April 1, 2006 and any outstanding share-based awards that were issued but not vested as of April 1, 2006. Accordingly, our condensed consolidated financial statements as of June 30, 2005 and for the three months then ended have not been restated to reflect the impact of SFAS 123R.
      For the three months ended June 30, 2006, we recognized stock-based compensation expense of $2.7 million in our condensed consolidated financial statements, which includes $2.3 million for stock options and $0.4 million for our ESPP. These amounts include (i) compensation expense for stock options granted prior to April 1, 2006 but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, (ii) compensation expense for stock options granted on or subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and (iii) compensation expense for employee stock purchase rights under our ESPP. Our deferred stock-based compensation balance of $357,000 as of March 31, 2006, which was accounted for under APB 25, was reclassified into the additional paid-in-capital account.
      The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes pricing model. Consistent with our policy prior to adoption, we elected to continue to use the straight-line ratable method upon adoption of SFAS 123R as our method of attributing the value of stock-based compensation. As a result, compensation expense for all stock options granted prior to April 1, 2006 will continue to be recognized using the straight-line ratable method. In addition, SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets.
      Total compensation cost associated with our ESPP is measured at the date each offering commences based on the number of shares that can be purchased using the estimated total payroll withholdings and market price of our common stock on the grant date. Management makes an estimate of total withholdings at the beginning of an offering period. Actual results may require adjustments to compensation expense at the date of issuance. The requisite service period over which compensation cost is recorded is the period over which the employee participates in the plan and pays for the shares. The portion of the fair value of the shares attributed to employee service is net of the amount the employee pays for the common stock when it is granted. Complete withdrawals from the plan result in full recognition of the compensation cost at the time of withdrawal. Forfeitures reduce compensation expense as a terminated employee does not satisfy the service condition of the ESPP.

Recently Issued Accounting Pronouncements

Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards
      In November 2005, FASB issued FASB Staff Position, or FSP, No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.

Accounting for Uncertainty in Income Taxes
      In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of April 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the potential impact of adopting FIN 48 on our results of operations and financial position.

Income Statement Classification of Taxes Collected from Customers
      In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for us as of April 1, 2007. We are currently evaluating the potential impact of adopting EITF 06-03 on our results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      No material changes in our market risk occurred from March 31, 2006 through June 30, 2006. Information regarding our market risk at March 31, 2006 is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2006.

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
      Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, and as a result of the material weakness discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006.
      To mitigate the effects on our disclosure controls and procedures of the material weakness in our internal control over financial reporting described below, we performed additional analyses and other procedures in order to prepare the consolidated financial statements included in this Form 10-Q in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      Material Weakness in Internal Control Over Financial Reporting. As disclosed in our Form 10-K for the fiscal year ended March 31, 2006, based on its assessment, management concluded that, as of March 31, 2006, we did not maintain effective controls over the application and monitoring of our accounting for income taxes. Specifically, we did not have controls designed and in place to ensure the accuracy and completeness of deferred income tax assets and liabilities, the deferred tax asset valuation allowance and the related income tax provision (or benefit), and the review and evaluation of the application of generally accepted accounting principles relating to accounting for income taxes. This control deficiency resulted in an audit adjustment, which we recorded in our consolidated financial statements for the fiscal year ended March 31, 2006. Additionally, this control deficiency could result in a material misstatement of the aforementioned accounts that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of March 31, 2006, based on the criteria in the COSO framework.
      Material Weakness Remediation Plans. We are in the process of implementing new controls and procedures related to income tax accounting and reporting. The actions that we intend to take include the following:

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
      Changes in Internal Control Over Financial Reporting. We made no changes to our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      The information required by this Item is contained in “Part I, Item 1. Financial Statements — Note 11 — Commitments and Contingencies” of this Quarterly Report and incorporated herein by reference.

ITEM 1A.	RISK FACTORS
      There have been no material changes in our risk factors discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended March 31, 2006.

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
Date: August 9, 2006

By:	/s/ MARK WABSCHALL

Mark Wabschall
Executive Vice President and Chief Financial Officer
Date: August 9, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended
3	.2(2)	Second Amended and Restated Bylaws of webMethods, Inc.
4	.1(3)	Specimen certificate for shares of webMethods, Inc. Common Stock
4	.2(4)	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company
10	.1(5)	webMethods, Inc. Amended and Restated Stock Option Plan, as Amended
10	.2(6)	Restated Employee Stock Purchase Plan
10	.3(3)	Indemnification Agreement entered into between webMethods, Inc. and each of its directors and executive officers
10	.4(7)	Executive Agreement entered into between webMethods, Inc. and certain of its executive officers
10	.5(8)	Form of Stock Option Agreement for stock option grants to employees or officers other than California residents
10	.6(9)	Form of Stock Option Agreement for stock option grants to directors
10	.7(8)	Form of notice of grant of stock option
10	.8(10)	Deferred Compensation Plan for Directors, as amended
10	.9*	Description of salary and bonus arrangements for certain executive officers
31	.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31	.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32	.1*	Section 1350 Certification of Chief Executive Officer
32	.2*	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2001 (File No. 1-15681).

(2)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended December 31, 2004 (File No. 1-15681).

(3)	Incorporated by reference to webMethods’ Registration Statement on Form S-1, as amended (File No. 333-91309).

(4)	Incorporated by reference to webMethods’ Registration Statement on Form 8-A (File No. 000-33329).

(5)	Incorporated by reference to webMethods’ Form 10-K for the year ended March 31, 2002 (File No. 1-15681).

(6)	Incorporated by reference to webMethods’ Registration Statement on Form S-8 (File No. 333-136261).

(7)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended June 30, 2004 (File No. 1-15681).

(8)	Incorporated by reference to webMethods’ Form 8-K dated October 2, 2004 (File No. 1-15681).

(9)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2004 (File No. 1-15681).

(10)	Incorporated by reference to webMethods’ Form 10-Q for the three months ended September 30, 2005 (File No. 1-15681).

*	Filed herewith.