Form 10-Q
period 2006-09-30
WEBMETHODS INC
filed 2006-11-14
CIK 1035096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-15681

webMethods, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	54-1807654
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3877 Fairfax Ridge Road,	22030
South Tower, Fairfax, Virginia	(Zip Code)
(Address of Principal Executive Offices)

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

As of November 9, 2006, there were outstanding 55,801,730 shares of the registrant’s Common Stock.

WEBMETHODS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2006 and March 31, 2006	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and six months ended September 30, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	38

PART I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$91,086	$82,371
Marketable securities available for sale	44,682	79,943
Accounts receivable, net of allowance of $941 and $652	42,096	64,298
Deferred income tax assets, net	219	138
Prepaid expenses and other current assets	6,509	6,830

Total current assets	184,592	233,580
Marketable securities available for sale	1,994	—
Property and equipment, net	9,790	10,274
Goodwill	76,192	46,704
Intangible assets, net	18,633	5,993
Long-term deferred income tax assets, net	2,053	1,961
Other assets	5,159	4,299

Total assets	$298,413	$302,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,563	$7,323
Accrued expenses	15,716	10,866
Accrued salaries and commissions	10,798	12,694
Deferred revenue	45,183	59,168
Current portion of capital lease obligations	114	259

Total current liabilities	81,374	90,310
Capital lease obligations, net of current portion	—	10
Other long-term liabilities	3,647	3,941
Long-term deferred revenue	2,026	1,772

Total liabilities	87,047	96,033

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 55,737 and 54,479 shares issued and outstanding	557	545
Additional paid-in capital	543,364	529,972
Deferred stock compensation	—	(357)
Accumulated deficit	(332,058)	(322,202)
Accumulated other comprehensive loss	(497)	(1,180)

Total stockholders’ equity	211,366	206,778

Total liabilities and stockholders’ equity	$298,413	$302,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Revenue:
License	$16,541	$19,390	$29,178	$37,857
Professional services	13,286	11,326	26,438	23,009
Maintenance	20,963	18,452	41,180	36,037

Total revenue	50,790	49,168	96,796	96,903
Cost of revenue:
Amortization of intangibles	736	599	1,335	1,198
License	459	271	783	485
Professional services	12,679	10,008	24,832	20,307
Maintenance	3,239	3,473	6,436	6,728

Total cost of revenue	17,113	14,351	33,386	28,718

Gross profit	33,677	34,817	63,410	68,185
Operating expenses:
Sales and marketing	19,027	17,051	38,515	34,326
Research and development	11,523	10,126	22,499	21,244
General and administrative	7,409	5,401	14,538	11,615
In-process research and development	1,170	—	1,170	—
Restructuring costs	—	431	—	719

Total operating expenses	39,129	33,009	76,722	67,904
Operating (loss) income	(5,452)	1,808	(13,312)	281
Interest income	1,841	1,019	3,642	1,979
Interest expense	(23)	(46)	(30)	(63)
Other (expense) income	(222)	20	268	232

(Loss) income before income taxes	$(3,856)	$2,801	$(9,432)	$2,429

Provision for income taxes	196	243	424	385

Net (loss) income	$(4,052)	$2,558	$(9,856)	$2,044

Basic and diluted net (loss) income per common share	$(0.07)	$0.05	$(0.18)	$0.04

Shares used in computing basic net (loss) income per share	55,600	53,610	55,295	53,492

Shares used in computing diluted net (loss) income per share	55,600	54,305	55,295	53,855

Comprehensive loss:
Net (loss) income	$(4,052)	$2,558	$(9,856)	$2,044
Other comprehensive (loss) income:
Unrealized gain (loss) on securities available for sale	108	(2)	156	137
Foreign currency cumulative translation adjustment	116	(455)	527	(2,565)

Total comprehensive (loss) income	$(3,828)	$2,101	$(9,173)	$(384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(9,856)	$2,044
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,589	2,776
Provision for (recovery of) doubtful accounts and revenue allowance	570	(376)
Deferred tax asset	(74)	—
Stock-based compensation for employees and directors	5,533	30
In-process research and development	1,170	—
Amortization of deferred warrant charge	—	1,322
Amortization of acquired intangibles	1,335	1,198
Amortization of deferred rent	(229)	(229)
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	23,325	5,514
Prepaid expenses and other current assets	362	85
Other non-current assets	(3,191)	1,315
Accounts payable	344	(523)
Accrued expenses and other liabilities	4,699	(3,875)
Accrued salaries and commissions	(2,581)	(2,613)
Deferred revenue	(14,824)	(3,725)
Long-term deferred revenue and other non-current liabilities	157	(73)

Net cash provided by operating activities	9,329	2,870

Cash flows from investing activities:
Business acquisition and technology purchase, net of cash acquired	(40,019)	—
Purchases of property and equipment	(1,903)	(3,039)
Changes in restricted cash	247	—
Proceeds from maturities of marketable securities available for sale	56,615	62,038
Purchases of marketable securities available for sale	(23,192)	(27,947)

Net cash (used in) provided by investing activities	(8,252)	31,052

Cash flows from financing activities:
Payments on capital leases	(157)	(336)
Proceeds from exercise of stock options	6,266	829
Proceeds from ESPP common stock issuances	1,109	609

Net cash provided by financing activities	7,218	1,102

Effect of exchange rate on cash and cash equivalents	420	(3,103)

Net increase in cash and cash equivalents	8,715	31,921
Cash and cash equivalents at beginning of period	82,371	57,209

Cash and cash equivalents at end of period	$91,086	$89,130

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

The accompanying condensed consolidated financial statements of webMethods, Inc. and its subsidiaries have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and our results of operations for the interim periods set forth herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future period.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after April 1, 2006 and any outstanding share-based awards that were issued but not vested as of April 1, 2006. Accordingly, our condensed consolidated financial statements as of September 30, 2005 and for the three months and six months then ended have not been restated to reflect the impact of SFAS 123R.

For the three and six months ended September 30, 2006, we recognized stock-based compensation expense of $2.8 million and $5.5 million in our condensed consolidated financial statements, which includes $2.5 million and $4.8 million for stock options, $57,000 and $57,000 for deferred shares and $288,000 and $631,000 for our ESPP,

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. These amounts include (i) compensation expense for stock options granted prior to April 1, 2006 but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, (ii) compensation expense for stock options granted on or subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and (iii) compensation expense for employee stock purchase rights under our ESPP. Our deferred stock-based compensation balance of $357,000 as of March 31, 2006, which was accounted for under APB 25, was reclassified into the additional paid-in capital account upon adoption of SFAS 123R. During the second quarter of fiscal year 2007 we granted $680,000 of deferred shares to our board of directors, which is being amortized to compensation expense over a one-year service period.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes model. Consistent with our policy prior to adoption, we elected to continue to use the straight-line ratable method upon adoption of SFAS 123R as our method of attributing the value of stock-based compensation. As a result, compensation expense for all stock options granted prior to April 1, 2006 will continue to be recognized using the straight-line ratable method. In addition, SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets.

Total compensation cost associated with our ESPP is measured at the date each offering commences based on the number of shares that can be purchased using the estimated total payroll withholdings and market price of our common stock on the grant date. Management makes an estimate of total withholdings at the beginning of an offering period. Actual results may require adjustments to compensation expense at the date of issuance. The requisite service period over which compensation cost is recorded is the period over which the employee participates in the plan. Complete withdrawals from the plan result in full recognition of the compensation cost at the time of withdrawal.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” The purpose of this statement is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company as of April 1, 2008 and applied prospectively with a few exceptions for retrospective application. We are currently evaluating the potential impact of adopting this new guidance on our results of operations and financial position.

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, SEC Staff issued Staff Accounting Bulletin No. 108. The purpose of this bulletin is to define a balance sheet and income statement approach for quantifying and evaluating the materiality of a misstatement. The bulletin contains guidance on correcting errors under the dual approach and provides transition guidance on correcting errors existing in prior years. In the initial year of application, registrants are permitted to record a one-time cumulative effect adjustment to correct misstatements in prior fiscal years, provided the errors were not deemed material under the registrant’s prior approach but are material under the new guidance. The effects of the initial application should be reflected in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with offsetting adjustment to the opening balance of retained earnings. The measurement and disclosure requirements are effective for our fiscal year ending March 31, 2007. We are currently evaluating the potential impact of adopting this new guidance on our results of operations and financial position.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards

In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The effective date for us will be fiscal year ending March 31, 2007. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that we recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for us as of April 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the potential impact of adopting FIN 48 on our results of operations and financial position.

Income Statement Classification of Taxes Collected from Customers

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for us as of April 1, 2007. We are currently evaluating the potential impact of adopting EITF 06-03 on our results of operations and financial position.

3.	MARKETABLE SECURITIES

The cost and estimated fair value of our marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	Purchase/	Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-Term	Long-Term
As of September 30, 2006	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
	(In thousands)

Commercial paper	$7,719	$—	$(4)	$7,715	$2,287	$5,428	$—
Corporate bonds	47,701	8	—	47,709	7,961	39,254	494
Treasury coupons	1,499	1	—	1,500	—	—	1,500
Money market funds	27,518	—	—	27,518	27,518	—	—

Total	$84,437	$9	$(4)	$84,442	$37,766	$44,682	$1,994

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Purchase/	Gross		Cash and
	Amortized	Unrealized	Aggregate	Cash	Short-Term	Long-Term
As of March 31, 2006	Cost	Losses	Fair Value	Equivalents	Investments	Investments
	(In thousands)

Taxable municipal auction rate securities	$9,850	$—	$9,850	$—	$9,850	$—
Corporate bonds	82,217	(163)	82,054	11,961	70,093	—
Money market funds	30,137	—	30,137	30,137	—	—

Total	$122,204	$(163)	$122,041	$42,098	$79,943	$—

There were no net realized gains (losses) on short-term or long-term investments for the three and six months ended September 30, 2006 and 2005.

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

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006:

	Less Than 12 Months		Greater Than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)

Commercial paper	$5,428	$(4)	$—	$—	$5,428	$(4)

The unrealized losses on our investments in commercial paper were caused by rising interest rates. Because we have the ability to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2006.

As of September 30, 2006 and March 31, 2006, we had $700,000 and $903,000 of restricted cash, relating to deposits held by financial institutions to support guarantees that they have made on our behalf for certain lease and other future payment obligations. As of September 30, 2006, $546,000 of restricted cash is included in prepaid expenses and other current assets and $154,000 of restricted cash is included in other assets. As of March 31, 2006, $679,000 of restricted cash is included in prepaid expenses and other current assets and $224,000 of restricted cash is included in other assets.

4.	STOCK-BASED COMPENSATION

Stock Incentive Plan

On November 1, 1996, we adopted the webMethods, Inc. Stock Option Plan (the “Stock Option Plan”) pursuant to which we initially had 10,731,000 shares of common stock available for issuance upon the exercise of options granted under the Stock Option Plan. In August 2000, we increased to 20,731,000 the number of shares of common stock available for issuance under the Stock Option Plan. Pursuant to an amendment to the Stock Option Plan adopted by our Board of Directors on June 6, 2001, and approved by our stockholders on September 7, 2001, the number of shares of common stock available for issuance under the Stock Option Plan was increased on each of

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 1, 2003, 2004, 2005 and 2006 by 2,462,195. Stock options granted pursuant to the Stock Option Plan generally have an exercise price equal to the market price of the underlying common stock at the date of grant, generally vest over three or four years after the date of award and generally have a term of ten years. No stock options may be granted under the Stock Option Plan after August 29, 2006.

On August 29, 2006, we adopted the webMethods, Inc. 2006 Omnibus Stock Incentive Plan (the “2006 Plan”) pursuant to which we had 8,500,000 shares of common stock available for issuance upon the exercise of options or upon the grant of stock awards. The number of shares of common stock available for issuance under the 2006 Plan will increase by the number of shares of common stock which were, as of August 29, 2006, subject to outstanding stock options and are not issued and will not be issued under the Stock Option Plan because such stock options become unexercisable or terminate unexercised after August 29, 2006. Any such increase, however, may not exceed 18,000,000 additional shares of common stock. As of September 30, 2006, 8,038,598 shares of common stock were available for grant under the 2006 Plan. Stock options granted pursuant to the 2006 Option Plan generally have an exercise price equal to the market price of the underlying common stock at the date of grant, generally vest over four years after the date of award and generally have a term of seven years. The 2006 Option Plan is administered by the Compensation Committee of our Board of Directors, which has the authority to determine which officers, directors and employees are awarded options pursuant to the Stock Option Plan and to determine the terms and option exercise prices of the stock options.

At September 30, 2006, we had outstanding options to purchase 18,563,755 shares of our common stock.

On December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all outstanding, unvested and “out-of-the-money” stock options previously granted to our employees, consultants or directors prior to September 30, 2005 with an exercise price higher than the closing price of our common stock on December 16, 2005, which was $7.53. The acceleration of such options was effective as of December 16, 2005, provided that the holder of such options was an employee, consultant or director on such date. The total number of options accelerated was 2,172,180. The decision to accelerate the vesting of these options was made primarily to eliminate future compensation expense attributable to these options, which otherwise would have been expensed beginning on April 1, 2006 as a result of the adoption of SFAS 123R. The acceleration allowed us to forego approximately $11.0 million of stock compensation expense in future periods.

A summary of our stock option activity during the six months ended September 30, 2006 and details regarding the options outstanding and exercisable at September 30, 2006 are provided below:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Life	Aggregate
	Stock Options	Exercise Price	(Years)	Intrinsic Value

Outstanding, March 31, 2006	18,198,486	$10.56
Granted	2,795,345	7.61
Exercised	(1,029,296)	6.09
Forfeited	(845,304)	6.44
Expired	(555,476)	13.16

Outstanding, September 30, 2006	18,563,755	$10.48	7.39	$14,080,981

Options exercisable	11,262,462	$12.84		$6,560,425

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at September 30, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”).

The total intrinsic value of options exercised was $664,000 and $3.0 million, for the three and six months ended September 30, 2006, respectively, and $238,000 and $294,000, for the same periods in 2005, respectively.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total proceeds from employees as a result of stock option exercises was $1.8 million and $6.3 million, respectively, for the three and six months ended September 30, 2006 and $589,000 and $761,000, for the same periods in 2005, respectively.

Information regarding stock options outstanding as of September 30, 2006 is as follows:

	Outstanding
		Weighted Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number of	Contractual Life	Average		Average
Range of Exercise Price	Shares	(in years)	Exercise Price	Number of Shares	Exercise Price

$ 0.11 to $ 5.89	4,849,010	8.30	$5.28	1,995,969	$4.82
5.93 to 7.71	3,870,578	8.31	6.99	1,219,654	6.89
7.77 to 9.54	3,745,575	7.51	8.56	2,277,168	8.81
9.62 to 14.36	5,245,011	6.29	12.10	4,916,090	12.25
16.07 to 115.75	853,581	4.28	54.26	853,581	54.26

$ 0.11 to $115.75	18,563,755	7.39	$10.48	11,262,462	$12.84

In September 2006, we completed our acquisition of Infravio, Inc. and assumed the Infravio 2000 Stock Option Plan, (the Infravio Plan). The outstanding unvested options for employees were accelerated prior to the acquisition for each employee that signed an Option Amendment Agreement provided by Infravio’s management. On the date of acquisition, we assumed the Infravio Plan and converted the outstanding employee stock options into 161,050 webMethods stock option awards, of which 910 stock options were unvested. The fair value of the vested stock options were calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected term of 18 months, after considering the conversion exercise price compared to webMethods closing stock price was in-the-money. The fair value share price was determined as the average of webMethods closing stock price two days before and after the acquisition was announced. According to SFAS 123R, $866,000, which represents the fair value of the vested stock options we issued in exchange for the assumed Infravio Plan options, is added to the purchase price. The fair value less estimated forfeitures of the unvested options is recorded over the future vesting period, which is equivalent to the requisite service period. The fair value of the new awards were less than the consummation date fair value of the replaced Infravio Plan awards, accordingly, no compensation expense was recorded at the consummation date of the transaction. The fair value of the Infravio Plan awards prior to the consummation date for this comparison was determined using an expected term of 18 months, risk-free interest rate and volatility period equal to that of the new awards and volatility which was calculated based on a public company competitor of Infravio with similar operations.

Employee Stock Purchase Plan

In January 2000, our Board of Directors approved our ESPP. The ESPP became effective upon the completion of our initial public offering on February 10, 2000. A total of 6,000,000 shares of common stock have been made available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining three-year term of the ESPP by 750,000 shares of common stock.

The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is implemented by a series of overlapping offering periods of 24 months’ duration, with new offering periods, commencing on or about January 1 and July 1 of each year. Each offering period consists of four consecutive purchase periods of approximately six months’ duration, and at the end of each purchase period, we will make a purchase on behalf of the participants. Participants generally may not purchase more than 4,000 shares on any purchase date or shares having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During both the three and six months ended September 30, 2006, 225,168 shares were issued under our ESPP and during the three and six months ended September 30, 2005, 127,933 shares were issued under our ESPP. The total intrinsic value of shares earned by employees was $344,000 for the three and six months ended September 30, 2006. At September 30, 2006, the estimated fair value of all employee stock purchase rights that have not been recognized as compensation expense was $750,000, net of expected forfeitures. We expect to recognize this amount over the average requisite service period of 1 year. Included in accrued salaries and commissions at September 30, 2006 and March 31, 2006, respectively, is $724,000 and $595,000 of employee ESPP contributions.

The total cash received from employees as a result of stock grants under the ESPP was $1.1 million for the six months ended September 30, 2006 and $609,000 for the same period in 2005, respectively.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information under SFAS 123R

As indicated in Note 2, we adopted the provisions of SFAS 123R on April 1, 2006. For the three and six months ended September 30, 2006, we recognized stock-based compensation expense of $2.8 million and $5.5 million in our condensed consolidated financial statements, which includes $2.5 million and $4.8 million for stock options, $57,000 and $57,000 for deferred shares and $288,000 and $631,000 for our ESPP, respectively. The following table summarizes by income statement line item the stock-based compensation expense that we recorded in accordance with the provisions of SFAS 123R and APB 25.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Stock-Based Compensation Included in:	2006	2005	2006	2005
	(In thousands)

Cost of revenue:
Professional services	$337	$4	$661	$4
Maintenance	95	2	204	2

Stock-based compensation expense included in cost of revenue	432	6	865	6
Operating expenses:
Sales and marketing	875	9	1,723	9
Research and development	701	10	1,380	10
General and administrative	827	5	1,565	5

Stock-based compensation expense included in operating expenses	2,403	24	4,668	24

Total stock-based compensation expense related to stock-based equity awards	$2,835	$30	$5,533	$30

At September 30, 2006, we had no stock-based compensation costs capitalized as part of the cost of an asset.

The adoption of SFAS 123R on April 1, 2006 increased our net loss by $2.8 million and $5.5 million and increased our basic net loss per share by $0.05 and $0.10 per share, respectively, for the three and six months ended September 30, 2006. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets.

At September 30, 2006, the estimated fair value of all unvested stock options that have not been recognized as compensation expense was $27.9 million, net of expected forfeitures. We expect to recognize this amount over the weighted-average requisite service period of 1.5 years.

As indicated in Note 2, under both SFAS 123R and SFAS 123 we used the Black-Scholes model to estimate the fair value of our stock option grants and employee stock purchase rights under our ESPP.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The average key assumptions used in the model during the three and six months ended September 30, 2006 and 2005 are provided below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Stock option grants:
Risk free interest rate	4.8%	4.0%	4.9%	4.0%
Expected lives in years	4.69	4.0	4.69	4.0
Expected volatility	69.3%	74.3%	69.2%	75.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
ESPP:
Risk free interest rate	4.6%	4.0%	4.6%	4.0%
Expected lives in years	1.3	1.3	1.3	1.3
Expected volatility	38.4%	54.7%	38.4%	54.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The fair value of the option awards and employee stock purchase rights were:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted-average grant date fair value of options granted	$4.55	$3.44	$4.71	$3.38
Weighted-average fair value of employee stock purchase rights	$3.32	$2.22	$3.32	$2.22

The expected term for our stock options was determined through analysis of our historical data on employee exercises, vesting periods of awards and post-vesting employment termination behavior. Management selected the midpoint method which makes the assumption that all vested, outstanding options are settled halfway between the date of analysis and their expiration date. The objective of the midpoint method is to make a reasonable and transparent assumption concerning the eventual settlement of the unexercised options uniformly over their remaining term. The risk-free interest rate is based on U.S. Treasury bonds issued with similar life terms to the expected life of the grant. Volatility is calculated based on historical volatility of the daily closing price of our stock continuously compounded with a look back period similar to the terms of the expected life of the grant. We have not declared any dividends on our stock in the past and do not expect to do so in the foreseeable future. In addition, we used historical pre-vesting forfeiture rates, historical employee attrition and expected attrition rates to estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards. Consistent with our policy prior to adoption, we elected to continue to use the straight-line ratable method upon adoption of SFAS 123R as our method of attributing the value of stock-based compensation. As a result, compensation expense as adjusted for forfeitures for all stock options granted prior to April 1, 2006 will continue to be recognized using the straight-line ratable method.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information is pro-forma information under SFAS 123 for periods prior to April 1, 2006:

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands except per share data)

Net income, as reported	$2,558	$2,044
Add: Stock-based compensation expense determined under the intrinsic value method	30	30
Less: Stock-based compensation expense determined under fair value method	$(4,759)	$(8,787)

Net loss, pro forma	$(2,171)	$(6,713)

Basic and diluted net income per common share, as reported	$0.05	$0.04

Basic and diluted net loss per common share, pro forma	$(0.04)	$(0.13)

In the pro-forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

5.	EMPLOYEE BENEFIT PLAN

As of April 1, 1997, we adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required matching contributions by us, however, the plan provides for discretionary contributions by us. We committed to match 25% of eligible employee contributions up to 6% of their elected contribution percentage in fiscal year 2007. During the three and six months ended September 30, 2006, we recorded expenses of $115,000 and $249,000, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net (loss) income	$(4,052)	$2,558	$(9,856)	$2,044
Weighted-average common stock shares used to compute basic net loss per share	55,600	53,610	55,295	53,492
Effect of dilutive common stock equivalents	—	695	—	362

Weighted-average common stock shares used in computing diluted net income per common share	55,600	54,305	55,295	53,854
Basic and diluted net (loss) income per share	$(0.07)	$0.05	$(0.18)	$0.04

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following potential common stock equivalents were not included in the diluted net (loss) income per share calculations above because their effect was anti-dilutive for the periods indicated:

			Six Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Anti-dilutive weighted-average common stock shares	15,437	368	14,608	537

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended
	September 30,
	2006	2005
	(In thousands)

Non-cash investing and financing activities:
Change in net unrealized (loss) gain on marketable securities	$(156)	$137

Supplemental schedule of noncash investing activities:

The Company completed the business acquisition of Infravio and the purchase of technology and other assets of Cerebra in the second fiscal quarter. Included in the cash paid, net of cash acquired of $40,019, is cash paid in October 2006 of $147,000. In conjunction with these transactions, liabilities were assumed as follows:

Fair value of assets acquired	$44,399
In process research and development	1,170
Cash paid, net of cash acquired	(40,019)
Cash hold back included in accounts payable	(1,235)
Liabilities incurred in connection with direct acquisition costs	(2,528)
Stock option plan assumed	(866)

Liabilities assumed	$921

8.	SEGMENT INFORMATION

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

Revenue is primarily attributable to the geographic region in which the contract is signed and the product is deployed. The regions in which we operate are the Americas, Europe/Middle East/Africa (“EMEA”), Japan and

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asia Pacific. Information regarding our revenue and long-lived assets, excluding goodwill, intangibles, long-term investments, long-term deferred tax asset and long-term restricted cash, by region, is as follows:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
Revenue	2006	2005	2006	2005
	(In thousands)

Americas	$33,537	$30,862	$62,247	$61,030
EMEA	11,981	12,110	22,773	22,919
Japan	2,003	2,745	4,177	5,316
Asia Pacific	3,269	3,451	7,599	7,638

Total	$50,790	$49,168	$96,796	$96,903

	As of	As of
	September 30,	March 31,
Long Lived Assets	2006	2006
	(In thousands)

Americas	$10,805	$10,981
EMEA	1,363	1,393
Japan	1,190	1,132
Asia Pacific	1,437	843

Total	$14,795	$14,349

9.	RESTRUCTURING COSTS

We have recorded restructuring costs in connection with programs to decrease costs by reducing headcount and consolidating facilities. We had no restructuring charges during the three and six months ended September 30, 2006. For the three and six months ended September 30, 2005, we recorded $431,000 and $719,000, respectively, consisting primarily of severance and related benefits.

For the year ended March 31, 2006, we incurred restructuring costs of $411,000 which includes restructuring costs of $719,000 that consist primarily of severance and related benefits, net of the $308,000 reduction in the accrual for excess facilities costs.

For the year ended March 31, 2005, we recorded restructuring costs of $5.9 million, consisting of $2.8 million for headcount reductions and $3.1 million for excess facility costs related to the relocation of our headquarters. The estimated excess facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact the operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize. In connection with the lease on our new headquarters facility, we received certain rent abatements and allowances totaling approximately $3.1 million as of March 31, 2005 and will receive additional incentives totaling $2.0 million through December 2007. Such rent abatements and allowances are deferred and will be amortized as a reduction to rent expense over the 11-year term of the lease.

During the year ended March 31, 2004, we recorded restructuring costs of $3.9 million consisting of $2.2 million for headcount reductions and $1.7 million for excess facility costs for the consolidation of facilities and related impairment of fixed assets. The excess facility costs were based on our contractual obligations, net of sublease income.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006 and March 31, 2006, respectively, $1.5 million and $2.2 million of restructuring and excess facilities related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

The following table sets forth a summary of total restructuring costs, payments made against those charges and the remaining liabilities as of September 30, 2006:

	Excess
	Facilities
	Santa Clara,	Excess	Excess
	CA and	Facilities	Facilities
	Fairfax, VA	Berkeley, CA	Fairfax, VA	Total
	(In thousands)

Balance at March 31, 2006	$166	$747	$1,250	$2,163
Cash payments made in the first quarter of fiscal year 2007	(55)	(91)	(225)	(371)

Cash payments made in the second quarter of fiscal year 2007	(33)	(94)	(170)	(297)

Balance at September 30, 2006	$78	$562	$855	$1,495

Subsequent to September 30, 2006, we relocated our office facilities in Sunnyvale, California. The Company expects to record approximately $1.3 million of related excess facility costs in the fiscal quarter ending December 31, 2006.

10.	BORROWINGS

We have a line of credit agreement with a bank to borrow up to a maximum principal amount of $20.0 million and a $2.0 million equipment line of credit facility. Both facilities have a maturity date of June 30, 2007.

We may borrow the entire $20.0 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85.0 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the prime rate minus one quarter of one percent (0.25%). Borrowings under the equipment line of credit must be repaid over 36 months and will bear interest at a fixed rate as of the date of the equipment advance equal to the Prime Rate. The agreement for both facilities includes restrictive covenants which require us to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At September 30, 2006, we were in compliance with all covenants.

As of September 30, 2006, we had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, we have obtained letters of credit totaling approximately $2.5 million related to office leases. As of September 30, 2006, we had $17.5 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

11.	BUSINESS COMBINATION AND PURCHASE OF TECHNOLOGY

Business acquisition

On September 27, 2006, we acquired Infravio, Inc., a California corporation (“Infravio”), pursuant to an Agreement and Plan of Merger dated September 8, 2006, for a purchase price of approximately $38 million. Infravio was a leading independent provider of software for service oriented architecture (SOA) registry and

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governance solutions. SOA governance enforces the policies and procedures that determine how developers and business users leverage and utilize services throughout the entire SOA lifecycle, from initial development and run-time to ongoing changes in the system. Although Infravio had developed technology for SOA registry and governance solutions, it had not generated a significant level of revenues. The addition of Infravio’s SOA registry and governance solutions enables us to offer a more robust and expanded SOA solution to customers, improving our ability to capitalize on a growing SOA-driven pipeline as well as overall competitive positioning through an enhanced webMethods Fabric product suite. Because of the strategic importance of this acquisition and the scarcity of acceptable alternatives, the purchase price exceeded the fair value of Infravio’s net tangible and intangible assets acquired. As a result, we recorded $29.5 million of goodwill in connection with this transaction, which is not deductible for income tax purposes. Goodwill is not being amortized and will be tested for impairment at least annually or sooner if circumstances indicate that impairment may have occurred.

The Infravio business acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in our financial statements from the date of acquisition. The acquisition was completed on September 27, 2006, and operations for the three days remaining in the period had no material impact to our condensed consolidated statement of the operations for the three and six months ended September 30, 2006.

The aggregate purchase price for this acquisition includes (i) a cash payment of $36.1 million, of which $5 million is held in escrow, (ii) a $435,000 cash holdback, which is included in accounts payable, subject to purchase price adjustments pursuant to the agreement and payable 18 months from closing, (iii) $2.6 million in direct acquisition costs, (iv) $866,000 of fair value of the Infravio stock option plan assumed. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as follows:

Infravio
(In thousands)

Cash and cash equivalents	$368
Accounts receivable	384
Other current assets	257
Property and equipment	114
Accounts payable	(281)
Accrued expenses	(479)
Deferred revenue	(73)
In-process research and development	1,170
Developed technology	7,670
Tradename	490
Customer relationships	80
Non-compete agreements	810
Goodwill	29,488

Total cash purchase price	$39,998

We determined the valuation of the identifiable intangible assets using the income approach. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included a discount factor of 18% and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the net assets acquired was allocated to goodwill.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the acquisition, the Company recorded a charge of $1.2 million for in-process research and development and recorded assets related to existing technology. In-process research and development represents in-process technology that, as of the date of the acquisition, had not reached technological feasibility and had no alternative future use. Based on valuation assessments, the value of these projects was determined by estimating the projected net cash flows from the sale of the completed products, reduced by the portion of the revenue attributable to developed technology. The resulting cash flows were then discounted back to their present values at appropriate discount rates. Consideration was given to the stage of completion, complexity of the work completed to date, the difficulty of completing the remaining development and the costs already incurred. The amount allocated to the acquired in-process research and development was immediately expensed in the period the acquisition was completed.

Developed technology represents purchased technology for which development had been completed as of the date of acquisition. This amount was determined using the income approach. This method consisted of estimating future net cash flows attributable to existing technology for a discrete projection period and discounting the net cash flows to their present value. The developed technology will be amortized over its expected useful life of 60 months.

The Company has allocated the purchase price to the acquired tangible and intangible assets and liabilities assumed from Infravio at estimated fair values, considering a number of factors, including the use of an independent appraisal. The Infravio acquisition was completed on September 27, 2006, three days prior to the end of the Company’s second fiscal quarter. Accordingly, the valuation model prepared by our independent appraisers had not been finalized as of the date of this quarterly report. This allocation is subject to revision. Subsequent revisions, if any, are not expected to be material.

The following unaudited pro forma supplemental table presents selected financial information as though the acquisition of Infravio had been completed at the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, reduction in interest income on cash paid for the acquisitions and the elimination of the charge for acquired in-process research and development. These unaudited pro forma amounts do not purport to be indicative of the results that actually would have been obtained if the acquisitions occurred as of the beginning of the period presented or that may be obtained in the future:

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)

Pro forma revenue	$51,059	$49,745	$96,890	$97,136
Pro forma net loss	(4,462)	(1,148)	(11,360)	(2,546)

Pro forma net loss per share — basic and diluted	$(0.08)	$(0.02)	$(0.21)	$(0.05)

Acquisition of technology

On August 16, 2006, we purchased technology and other assets of Cerebra, Inc. for approximately $5.0 million consisting of (i) $4.2 million in cash, (ii) an $800,000 cash holdback, the obligation for which is included in accounts payable, subject to purchase price adjustments and payable 12 months from closing. The Company assumed liabilities of approximately $88,000 and recorded net tangible assets of $210,000. We expensed $287,000 of direct acquisition costs associated with this asset purchase during the fiscal quarter ended September 30, 2006.

The Cerebra reasoning service and repository technology was recorded as purchased developed technology valued at $4.7 million and is amortized over the estimated useful life of 60 months. The Company determined that as of the date of the technology purchase the purchased technology had alternative future use and had attained technological feasibility. In the future, the technology is expected to be integrated within the webMethods Fabric

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product suite. The Company recorded $170,000 for assembled workforce and $25,000 related to one customer contract. In conjunction with the asset purchase, we recorded a charge of $142,000 to cost of license revenue related to the termination of our existing prepaid royalty agreement with Cerebra.

Goodwill and intangible assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” all goodwill is associated with our corporate reporting unit, because we do not have multiple reporting units. Accordingly, on a quarterly basis we perform the impairment assessment required under SFAS 142 at the enterprise level, using our total market capitalization to assess the fair value to the enterprise. We performed an impairment test of our goodwill and determined that no impairment of remaining goodwill existed as of September 30, 2006 or March 31, 2006.

There were no changes in the carrying amount of goodwill from acquisitions prior to March 31, 2006. We recorded $28.6 million and $882,000 of goodwill and assembled workforce related to the acquisition of Infravio in September 2006. As of September 30, 2006 and March 31, 2006 the goodwill balance was $76.2 million and $46.7 million, respectively.

There were no changes in the carrying amount of intangibles acquired prior to March 31, 2006. In connection with our acquisition of Infravio and purchase of technology and other assets of Cerebra during the fiscal quarter ended September 30, 2006, we recorded $12.4 million of developed technology, $490,000 for tradename, $105,000 for customer relations, $810,000 for non-compete agreements and $170,000 for assembled workforce as intangible assets separate from goodwill. Intangible assets subject to amortization are developed technology, tradename, customer relationships, non-compete agreements and assembled workforce. The Infravio acquisition was completed on September 27, 2006, three days prior to the end of the Company’s second fiscal quarter. Accordingly, management is still assessing the useful lives of the acquired intangible assets and the related amortization methodology. This methodology is subject to revision. Subsequent revisions, if any, are not expected to be material. The following is a summary of acquired intangible assets as of September 30, 2006 and March 31, 2006:

	As of September 30, 2006			As of March 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
	(in thousands)

Developed technology	$23,552	$(6,818)	$16,734	$11,152	$(5,572)	$5,580
Tradename	490	(1)	489	—	—	—
Customer relationships	938	(503)	435	833	(420)	413
Non-compete agreements	810	(1)	809	—	—	—
Assembled workforce	170	(4)	166	—	—	—

	$25,960	$(7,327)	$18,633	$11,985	$(5,992)	$5,993

Weighted-average
Amortization
Period
(in years)
Developed technology	5
Tradename	5
Customer relationships	4
Non-compete agreements	1.5
Assembled workforce	5

4.8

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for intangible assets was $736,000 and $1.3 million for the three and six months ended September 30, 2006 and $599,000 and $1.2 million for the same periods in 2005, respectively. Estimated future amortization expense of intangible assets as of September 30, 2006, is as follows (in thousands):

Amortization of
As of September 30, 2006:	Intangibles
(In thousands)

2007	$5,654
2008	5,278
2009	2,612
2010	2,612
2011	2,477

$18,633

12.	COMMITMENTS AND CONTINGENCIES

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

From time to time, we are involved in other disputes and litigation in the normal course of business.

13.	RELATED-PARTY TRANSACTIONS

An individual who is a director and stockholder and former corporate secretary of the Company is associated with a law firm that has rendered various legal services to us. For the three and six months ended September 30, 2006 we paid the firm approximately $279,000 and $456,000, respectively. For the three and six months ended September 30, 2005, we paid the firm $465,000 and $749,000, respectively. As of September 30, 2006, the aggregate amounts in trade accounts payable and accrued expenses were $512,000 and $672,000, respectively. As of March 31, 2006, the aggregate amounts in trade accounts payable and accrued expenses for these services were approximately $0 and $178,000, respectively.

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

INTRODUCTION

Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview. This section provides a general description of our business and the performance indicators that management uses in assessing our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2006 and 2005.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the three and six months ended September 30, 2006, and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical accounting policies. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment and require estimates on the part of management in application.

OVERVIEW

We are a leading provider of business integration and optimization software. Our products and solutions enable our customers to improve the performance of their organizations by implementing and accelerating business process improvements. Our primary offering is webMethods Fabric, a unified business integration and optimization product suite.

Second Quarter Fiscal 2007 Review

Management uses quantitative performance indicators to assess our financial condition and operating results. These performance indicators include total revenues, license revenues, maintenance revenues, services revenues, operating margin and earnings per share. Each provides a measurement of the performance of our business and how well we are executing our operating plan.

Our total revenues for the three months ended September 30, 2006 were approximately $50.8 million. This represents an increase of approximately 3% compared to the same period in the prior fiscal year. Our total revenues for the six months ended September 30, 2006 were $96.8 million compared to $96.9 million for the same period in the prior fiscal year.

Our license revenues for the three months ended September 30, 2006 were $16.5 million, or 33% of our total revenues. This represents a decrease of 15% compared to the prior year period. Our license revenues for the six months ended September 30, 2006 were $29.2 million, or 30% of our total revenues. This represents a decrease of 23% compared to the prior year period. We receive license revenues from the sale of licenses of our software products worldwide in various industries. We sell licenses of our products through a direct sales force, resellers or distributors, and through alliances with strategic software vendor partners and major system integrators.

Our maintenance revenues for the three months ended September 30, 2006 were $21.0 million, or 41% of our total revenues. This represents an increase of 14% over the prior year period. Our maintenance revenues for the six months ended September 30, 2006 were $41.2 million, or 43% of our total revenues. This represents an increase of 14% over the prior year period. We receive maintenance revenues from the sale of a variety of support and maintenance plans to our customers. First-year maintenance is usually sold with the related software license and is typically renewed on an annual basis. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months.

Our professional services revenues for the three months ended September 30, 2006 were $13.3 million, or 26% of our total revenues. This represents a 17% increase over the prior year period. Our professional services revenues for the six months ended September 30, 2006 were $26.4 million, or 27% of our total revenues. This represents a 15% increase over the prior year period. We receive professional services revenues from consulting and training services provided to our customers. These services primarily consist of implementation services related to the installation of our software products and generally do not include customization or development of our software products. These revenues are typically recognized as the services are performed, usually on a time and materials basis.

Our operating margin for the three months ended September 30, 2006 was negative 10.7%, compared to positive 3.7% for the prior year period. Our operating margin for the six months ended September 30, 2006 was negative 13.8%, compared to positive 0.3% for the prior year period. Operating margin is the percentage of operating income or loss to total revenue.

For the three months ended September 30, 2006 our net loss was approximately $4.1 million, or $0.07 net loss per share, as compared to net income of $2.6 million, or $0.05 earnings per share, for the prior year period. This $6.6 million increase in net loss is primarily due to a $2.8 million increase in stock-based compensation expense, a $2.5 million increase in other operating expenses, a $2.3 million increase in other professional services cost of revenue and a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006, partially offset by a $1.6 million increase in total revenue and a $603,000 increase in interest and other income, net.

For the six months ended September 30, 2006 our net loss was approximately $9.9 million, or $0.18 net loss per share, as compared to net income of $2.0 million, or $0.04 earnings per share, for the prior year period. This $11.9 million increase in net loss is primarily due to a $5.5 million increase in stock-based compensation expense, a $3.8 million increase in other total cost of revenue, a $3.0 million increase in other operating expenses, a $107,000 decrease in total revenue and a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006, partially offset by a $1.7 million increase in interest and other income, net.

Recent Developments

On August 16, 2006, we purchased technology and other assets of Cerebra, Inc., a privately-held leader in semantic metadata management technology, for approximately $5 million, as further described in Note 11 of the Notes to Condensed Consolidated Financial Statements included in this report. Cerebra’s technology will be embedded within the webMethods Fabric product suite and will serve as the federated metadata repository, which will be used to define IT assets, including web services, documents, business processes, governance policies and user profiles.

On September 27, 2006, we acquired Infravio, Inc., a privately-held provider of service-oriented architecture (SOA) registry and governance solutions, for approximately $38 million, as further described in Note 11. SOA governance enforces the policies and procedures that determine how developers and business users leverage and utilize services throughout the entire SOA lifecycle, from initial development and run-time to ongoing changes in the system. This acquisition occurred on September 27, 2006, and operations for the three days remaining in the period had no material impact to our results of operations for the three and six months ended September 30, 2006. As a result of the acquisition, we recorded a charge of $1.2 million for in-process research and development in the three months ended September 30, 2006.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” Under SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. For the three and six months ended September 30, 2006, we recognized stock-based compensation expense of $2.8 million and $5.5 million in our condensed consolidated financial statements, which includes $2.5 million and $4.8 million for stock options, $57,000 and $57,000 for deferred shares and $288,000 and $631,000 for our ESPP, respectively. The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123R and APB25.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Stock-Based Compensation Included in:	2006	2005	2006	2005
	(In thousands)

Cost of revenue:
Professional services	$337	$4	$661	$4
Maintenance	95	2	204	2

Stock-based compensation expense included in cost of revenue	432	6	865	6
Operating expenses:
Sales and marketing	875	9	1,723	9
Research and development	701	10	1,380	10
General and administrative	827	5	1,565	5

Stock-based compensation expense included in operating expenses	2,403	24	4,668	24

Total stock-based compensation expense related to stock-based equity awards	$2,835	$30	$5,533	$30

On December 16, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all outstanding, unvested and “out-of-the-money” stock options previously granted to our employees, consultants or directors prior to September 30, 2005 with an exercise price higher than the closing price of our common stock on December 16, 2005, which was $7.53. The acceleration of such options was effective as of December 16, 2005, provided that the holder of such options was an employee, consultant or director on such date. The total number of options accelerated was 2,172,180. The decision to accelerate the vesting of these options was made primarily to eliminate future compensation expense attributable to these options, which otherwise would have been expensed beginning on April 1, 2006 as a result of the adoption of SFAS 123R. The acceleration allowed us to forego approximately $11.0 million of stock compensation expense in future periods.

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and six months ended September 30, 2006 and 2005 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)

Total revenue	$50,790	$49,168	3%	$96,796	$96,903	0%
Total cost of revenue	17,113	14,351	19%	33,386	28,718	16%
% of total revenue	34%	29%		34%	30%
Gross profit	33,677	34,817	(3)%	63,410	68,185	(7)%
% of total revenue	66%	71%		66%	70%
Total operating expenses	39,129	33,009	19%	76,722	67,904	13%
% of total revenue	77%	67%		79%	70%
Operating (loss) income	(5,452)	1,808	N/A	(13,312)	281	N/A
% of total revenue	(11)%	4%		(14)%	0%
Net (loss) income	(4,052)	2,558	N/A	(9,856)	2,044	N/A
% of total revenue	(8)%	5%		(10)%	2%

For the three months ended September 30, 2006 our net loss was approximately $4.1 million, or $0.07 net loss per share, as compared to net income of $2.6 million, or $0.05 earnings per share, for the prior year period. This $6.6 million increase in net loss is primarily due to a $2.8 million increase in stock-based compensation expense, a $2.5 million increase in other operating expenses, a $2.3 million increase in other professional services cost of revenue and a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006, partially offset by a $1.6 million increase in total revenue and a $603,000 increase in interest and other income, net.

For the six months ended September 30, 2006 our net loss was approximately $9.9 million, or $0.18 net loss per share, as compared to net income of $2.0 million, or $0.04 earnings per share, for the prior year period. This $11.9 million increase in net loss is primarily due to a $5.5 million increase in stock-based compensation expense, a $3.8 million increase in other total cost of revenue, a $3.0 million increase in other operating expenses, a $107,000 decrease in total revenue and a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006, partially offset by a $1.7 million increase in interest and other income, net.

Total revenue for the three months ended September 30, 2006 included a $550,000 favorable foreign currency impact from certain international markets and total cost of revenue and total operating expenses included a $433,000 unfavorable foreign currency impact, resulting in a favorable impact of $117,000 to net loss. Total revenue for the six months ended September 30, 2006 included a $466,000 favorable foreign currency impact from certain international markets and total cost of revenue and total operating expenses included a $495,000 unfavorable foreign currency impact, resulting in an unfavorable impact of $28,000 to net loss.

Revenue

The following table summarizes our revenue for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)

License	$16,541	$19,390	(15)%	$29,178	$37,857	(23)%
Professional services	13,286	11,326	17%	26,438	23,009	15%
Maintenance	20,963	18,452	14%	41,180	36,037	14%

Total revenue	$50,790	$49,168	3%	$96,796	$96,903	0%

Total revenue for the three months ended September 30, 2006 increased by approximately $1.6 million, or 3%, compared to the same period in 2005. The increase in total revenue was due to a $2.0 million increase in professional services revenue and a $2.5 million increase in maintenance revenue, partially offset by a $2.8 million decrease in license revenue.

Total revenue for the six months ended September 30, 2006 decreased by $107,000, or less than 1%, compared to the same period in 2005. The decrease in total revenue was due to an $8.7 million decrease in license revenue, offset by a $3.4 million increase in professional services revenue and a $5.1 million increase in maintenance revenue.

The following table summarizes our revenue by geographic region for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)

Americas	$33,537	$30,862	9%	$62,247	$61,030	2%
EMEA	11,981	12,110	(1)%	22,773	22,919	(1)%
Japan	2,003	2,745	(27)%	4,177	5,316	(21)%
Asia Pacific	3,269	3,451	(5)%	7,599	7,638	(1)%

Total revenue	$50,790	$49,168	3%	$96,796	$96,903	0%

Total revenue from the Americas for the three months ended September 30, 2006 increased by $2.7 million, or 9%, compared to the same period in 2005. Total international revenue for the three months ended September 30, 2006 from Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Japan decreased by $1.1 million, or 6%, compared to the same period in 2005, due to a $742,000, or 27%, decrease in revenue from Japan, a $182,000, or 5%, decrease in revenue from Asia Pacific and a $129,000 decrease in revenue from EMEA.

Total revenue from the Americas for the six months ended September 30, 2006 increased by $1.2 million, or 2%, compared to the same period in 2005. Total international revenue for the six months ended September 30, 2006 decreased by $1.3 million, or 4%, compared to the same period in 2005. The decrease in total international revenue is primarily due to a $1.1 million, or 21%, decrease in revenue from Japan, a $146,000, or 1%, decrease in revenue from EMEA and a $39,000 decrease in revenue from Asia Pacific.

License Revenue

License revenue for the three months ended September 30, 2006 decreased by $2.8 million, or 15%, compared to the same period in 2005. License revenue for the six months ended September 30, 2006 decreased by $8.7 million, or 23%, compared to the same period in 2005. These decreases in license revenue are primarily due to a decrease in the number of license transactions and a decrease in the number of transactions greater than $1 million, primarily due to a decline in sales force productivity.

Professional Services Revenue

Professional services revenue for the three months ended September 30, 2006 increased by $2.0 million, or 17%, compared to the same period in 2005. Professional services revenue for the six months ended September 30, 2006 increased by $3.4 million, or 15%, compared to the same period in 2005. These increases in professional services revenue are due primarily to increases in revenues generated from subcontractors and increases in billable hours from our employees due to an increase in demand for our professional services from our customers resulting primarily from the increase in cumulative number of customers and the higher level of license revenue transactions.

Maintenance Revenue

Maintenance revenue for the three months ended September 30, 2006 increased $2.5 million, or 14%, compared to the same period in 2005. Maintenance revenue for the six months ended September 30, 2006 increased

$5.1 million, or 14%, compared to the same period in 2005. Our existing customers contract with us, separately from licensing our software, for software upgrades and technical support of software they have licensed from us. Our customers generally continue to subscribe for maintenance and support when they are no longer required to pay license fees. This results in increases in maintenance revenue as the cumulative number of licensed copies of our software increases. These increases in maintenance revenue are due primarily to increases in the total number of copies of our software licensed to customers and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the term of the agreement.

Cost of Revenue

The following table summarizes our cost of revenue by type of revenue for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)

Amortization of Intangibles	$736	$599	23%	$1,335	$1,198	11%
% of License Revenue	4%	3%		5%	3%
Cost of License Revenue	459	271	69%	783	485	61%
% of License Revenue	3%	1%		3%	1%
Cost of Professional Services Revenue	12,679	10,008	27%	24,832	20,307	22%
% of Professional Services Revenue	95%	88%		94%	88%
Cost of Maintenance Revenue	3,239	3,473	(7)%	6,436	6,728	(4)%
% of Maintenance Revenue	15%	19%		16%	19%
Total cost of revenue	17,113	14,351	19%	33,386	28,718	16%
% of Total revenue	34%	29%		34%	30%

Total cost of revenue for the three months ended September 30, 2006 increased by $2.8 million, or 19%, compared to the same period in 2005. This increase is primarily due to a $2.7 million increase in cost of professional services revenue. Total cost of revenue for the six months ended September 30, 2006 increased by $4.7 million, or 16%, compared to the same period in 2005. This increase is primarily due to a $4.5 million increase in cost of professional services revenue.

Total gross profit margin decreased to 66% for the three months ended September 30, 2006, compared to 71% for the three months ended September 30, 2005. Total gross profit margin decreased to 66% for the six months ended September 30, 2006, compared to 70% for the six months ended September 30, 2005. These decreases are primarily due to a decrease in license revenue and a decline in professional services margin.

Cost of license revenue for the three months ended September 30, 2006 increased by $188,000, or 69%, compared to the same period in 2005. Cost of license revenue for the six months ended September 30, 2006 increased by $298,000, or 61%, compared to the same period in 2005. These increases in cost of license revenue are due to higher royalty fees from products embedded in our software that are licensed from third parties and a $142,000 charge related to the termination of an existing prepaid royalty agreement with Cerebra in connection with our purchase of technology and other assets of Cerebra during the three and six months ended September 30, 2006. Amortization of intangible assets related to acquired technology increased $137,000 for the three and six months ended September 30, 2006 due to the additional amortization of intangible assets related to the acquisition of Infravio and the purchase of technology and other assets of Cerebra during the three months ended September 30, 2006. Gross profit margin on license revenue, net of the amortization of intangibles and cost of license revenue, was 93% for the three and six months ended September 30, 2006, and 96% for the three and six months ended September 30, 2006 and 2005.

Cost of professional services revenue consists primarily of costs related to internal professional services personnel and subcontractors hired to provide implementation services. Cost of professional services revenue for the three months ended September 30, 2006 increased $2.7 million, or 27%, compared to the same period in 2005 primarily due to a $1.6 million increase in personnel and other related costs, which is mainly attributable to a 25%

increase in headcount. In addition, subcontractor and consulting costs increased by $592,000. Cost of professional services revenue for the three months ended September 30, 2006 includes $337,000 of stock-based compensation expense as a result of our adoption of SFAS 123R on April 1, 2006. Gross profit margin on professional services revenue was 5% and 12% for the three months ended September 30, 2006 and 2005, respectively. The decline in gross profit margin was primarily due to stock-based compensation and higher personnel and other related costs.

Cost of professional services revenue for the six months ended September 30, 2006 increased $4.5 million, or 22%, compared to the same period in 2005 primarily due to a $2.7 million increase in personnel and other related costs, which is mainly attributable to a 25% increase in headcount. In addition, subcontractor and consulting costs increased by $1.2 million. Cost of professional services revenue for the six months ended September 30, 2006 includes $661,000 of stock-based compensation expense as a result of our adoption of SFAS 123R on April 1, 2006. Gross profit margin on professional services revenue was 6% and 12% for the six months ended September 30, 2006 and 2005, respectively. The decline in gross profit margin was primarily due to stock-based compensation and higher personnel and other related costs.

Cost of maintenance revenue for the three months ended September 30, 2006 decreased $234,000, or 7%, compared to the same period in 2005 due to a $66,000 reduction in costs of third party contractors and a $265,000 reduction in personnel and other related costs. These decreases were partially offset by the inclusion of $95,000 of stock-based compensation expense in cost of maintenance revenue for the three months ended September 30, 2006. Gross profit margin on maintenance revenue was 85% and 81% for the three months ended September 30, 2006 and 2005, respectively.

Cost of maintenance revenue for the six months ended September 30, 2006 decreased $292,000, or 4%, compared to the same period in 2005 due to a $145,000 reduction in costs of third party contractors and a $311,000 reduction in personnel and other related costs. These decreases were partially offset by the inclusion of $204,000 of stock-based compensation expense in cost of maintenance revenue for the six months ended September 30, 2006. Gross profit margin on maintenance revenue was 84% and 81% for the six months ended September 30, 2006 and 2005, respectively.

Operating Expenses

The following table presents certain information regarding our operating expenses for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(In thousands)			(In thousands)

Operating Expenses:
Sales and marketing	$19,027	$17,051	12%	$38,515	$34,326	12%
% of total revenue	37%	35%		40%	35%
Research and development	11,523	10,126	14%	22,499	21,244	6%
% of total revenue	23%	21%		23%	22%
General and administrative	7,409	5,401	37%	14,538	11,615	25%
% of total revenue	15%	11%		15%	12%
In-process research and development	1,170	—	N/A	1,170	—	N/A
% of total revenue	2%	0%		1%	0%
Restructuring costs	—	431	(100)%	—	719	(100)%
% of total revenue	0%	1%		0%	1%
Total operating expenses	39,129	33,009	19%	76,722	67,904	13%
% of total revenue	77%	67%		79%	70%

Operating expenses are primarily classified as sales and marketing, research and development and general and administrative. Each category includes related expenses for compensation, employee benefits, professional fees, travel, communications, allocated facilities, recruitment, stock-based compensation and overhead costs. Our sales and marketing expenses also include expenses which are specific to our sales and marketing activities, such as commissions, trade shows, public relations, business development costs, promotional costs, marketing materials and deferred warrant charge. Also included in our operating expenses are in-process research and development and restructuring costs.

Total operating expenses for the three months ended September 30, 2006 increased by $6.1 million, or 19%, compared to the same period in 2005. The increase was due to a $2.0 million increase in sales and marketing costs, a $1.4 million increase in research and development costs, a $2.0 million increase in general and administrative costs and a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006, partially offset by a $431,000 decrease in restructuring costs. Included in total operating expenses for the three months ended September 30, 2006 is $2.4 million of stock-based compensation expense.

Total operating expenses for the six months ended September 30, 2006 increased by $8.8 million, or 13%, compared to the same period in 2005. The increase was due to a $4.2 million increase in sales and marketing costs, a $1.3 million increase in research and development costs, a $2.9 million increase in general and administrative costs and a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006, partially offset by a $719,000 decrease in restructuring costs. Included in total operating expenses for the six months ended September 30, 2006 is $4.7 million of stock-based compensation expense.

Sales and marketing expenses for the three months ended September 30, 2006 increased by $2.0 million, or 12%, compared to the same period in 2005. Sales and marketing expenses for the six months ended September 30, 2006 increased by $4.2 million, or 12%, compared to the same period in 2005. The increase for the three months ended September 30, 2006 is primarily due to a $1.6 million increase in personnel and other related costs, $101,000 in external commission and referral fees and a $59,000 increase in marketing costs. The increase for the six months ended September 30, 2006 is primarily due to a $3.2 million increase in personnel and other related costs, $101,000 in external commission and referral fees and a $405,000 increase in marketing costs. Included in sales and marketing expense for the three and six months ended September 30, 2006 is $875,000 and $1.7 million, respectively, of stock-based compensation expense. Also included in sales and marketing expense for the three and six months ended September 30, 2005 is amortization of deferred warrant charge of $661,000 and $1.3 million, respectively. The deferred warrant charge was recorded as a result of a warrant issued in connection with an OEM Agreement with i2 Technologies (“i2”) in March 2001. The amortization of deferred warrant charge terminated in March 2006. Sales and marketing expense as a percentage of total revenue was 37% and 35% for the three months ended September 30, 2006 and 2005, respectively and 40% and 35%, for the six months ended September 30, 2006 and 2005, respectively.

Research and development expenses for the three months ended September 30, 2006 increased by $1.4 million, or 14%, compared to the same period in 2005. The increase is primarily due to an increase of $1.1 million in personnel and other related costs primarily due to an increase in headcount and compensation and employee benefits. The headcount increase includes employees hired in connection with our acquisition of Infravio and our purchase of technology and other assets of Cerebra. This increase is partially offset by a decrease in professional fees of $452,000 for the three months ended September 30, 2006. Research and development expenses for the three months ended September 30, 2006 include $701,000 of stock-based compensation expense. Research and development expense as a percentage of total revenue was 23% and 21% for the three months ended September 30, 2006 and 2005, respectively.

Research and development expenses for the six months ended September 30, 2006 increased by $1.3 million, or 6%, compared to the same period in 2005. The increase is primarily due to an increase of $717,000 in personnel and other related costs primarily due to an increase in headcount and compensation and employee benefits. The headcount increase includes employees hired in connection with our acquisition of Infravio and our purchase of technology and other assets of Cerebra. This increase is partially offset by a decrease in professional fees of $876,000 for the six months ended September 30, 2006. Research and development expenses for the six months ended September 30, 2006 include $1.4 million of stock-based compensation expense. Research and development expense as a percentage of total revenue was 23% and 22%, for the six months ended September 30, 2006 and 2005, respectively.

General and administrative expenses for the three months ended September 30, 2006 increased $2.0 million, or 37%, compared to the same period in 2005. The increase was primarily due to an increase of $843,000 in professional fees, an increase of $361,000 in bad debt charges and an increase of $110,000 in business taxes. These increases were partially offset by a $189,000 decrease in legal fees. General and administrative expenses for the three months ended September 30, 2006 includes $827,000 of stock-based compensation expense. General and administrative expense as a percentage of total revenue, was 15% and 11% for the three months ended September 30, 2006 and 2005, respectively.

General and administrative expenses for the six months ended September 30, 2006 increased by $2.9 million, or 25%, compared to the same period in 2005. The increase was primarily due to an increase of $1.2 million in accounting services and other professional fees, an increase of $477,000 in bad debt charges, and an increase of $329,000 in personnel and other related costs. These increases were partially offset by a $571,000 decrease in legal fees. General and administrative expenses for the six months ended September 30, 2006 includes $1.6 million of stock-based compensation expense. General and administrative expense as a percentage of total revenue was 15% and 12% for the six months ended September 30, 2006 and 2005, respectively. Included in general and administrative expenses for the three and six months ended September 30, 2006 is $287,000 of legal and accounting fees related to our acquisition of technology and other assets of Cerebra.

For the three and six months ended September 30, 2006, we recorded a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006.

For the three and six months ended September 30, 2005, we incurred restructuring costs of $431,000 and $719,000, respectively, in connection with programs to decrease costs by reducing headcount and consolidating facilities. In prior years, we incurred restructuring charges consisting of severance and related benefits and relocation and reduction of facilities which resulted in excess facility costs. The estimated excess facility costs were based on our contractual obligations, net of estimated sublease income, based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Interest income

Interest income was $1.8 million and $3.6 million for the three and six months ended September 30, 2006, respectively, compared to $1.0 million and $2.0 million for the three and six months ended September 30, 2005. The $822,000 and $1.7 million increases, respectively, were primarily due to the higher average balances of cash and marketable securities and higher interest rates during the three and six months ended September 30, 2006.

Interest expense

Interest expense is primarily due to equipment leasing arrangements in the Americas. Interest expense for the three months ended September 30, 2006 was $23,000 compared to $46,000 for the same period in 2005. Interest expense for the six months ended September 30, 2006 was $30,000 compared to $63,000 for the same period in 2005.

Other (expense) income, net

Other (expense) income, net includes gains and losses on foreign currency transactions. Other expense was $222,000 for the three months ended September 30, 2006. Other income was $268,000 for the six months ended September 30, 2006. Other income was $20,000 and $232,000 for the three and six months ended September 30, 2005, respectively.

Income taxes

For the three months ended September 30, 2006 we incurred tax expense of $196,000, compared to $243,000 for the same period in 2005. For the six months ended September 30, 2006 we incurred tax expense of $424,000, compared to $385,000 for the same period in 2005 related to income tax expense that was incurred in our foreign operations, which we could not offset by utilizing net operating loss carry-forwards (NOL) generated in prior years.

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

As a result of our analysis of all available evidence, both positive and negative, we have concluded that no additional valuation allowance should be released as of September 30, 2006. We continue to closely monitor available evidence, both positive and negative, and may release additional valuation allowances in future periods. Likewise, should we determine that we would not be able to realize all or a part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be included in income in the period such determination was made.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

As of September 30, 2006 we had cash, cash equivalents and short-term and long-term securities available for sale in the amount of $137.8 million, as compared to $162.3 million as of March 31, 2006.

Net cash provided by operating activities was $9.3 million for the six months ended September 30, 2006, resulting from a net loss of $9.9 million, adjusted for $10.9 million of non-cash charges and offset by $8.3 million of net changes in assets and liabilities. The non-cash charges include $5.5 million for stock-based compensation, $2.6 million for depreciation and amortization expense, $1.3 million for amortization of acquired intangibles and $1.2 million for in-process research and development. The net changes in assets and liabilities include a $23.3 million decrease in accounts receivable, a $14.8 million decrease in deferred revenue and a $5.0 million increase in accounts payable and accrued expenses. The decrease in accounts receivable was due primarily to the sequential decline in total revenue from the quarter ended March 31, 2006 and improved collection efforts. The decrease in deferred revenue was primarily due to the recognition of license revenue which was previously deferred in fiscal year 2006; the reclassification of deferred license revenue to accrued expense due to a potential refund of prepaid license fees; and the typical seasonal fluctuations of deferred maintenance revenue.

Net cash used in investing activities was $8.3 million for the six months ended September 30, 2006, resulting from cash used in the acquisition of Infravio and the purchase of technology and other assets of Cerebra of $40.0 million and capital expenditures of $1.9 million, partially offset by net maturities of marketable securities of $33.4 million. Capital expenditures consisted of purchases of operating resources to manage operations, including computer hardware and software, office furniture and equipment and leasehold improvements.

Net cash provided by financing activities was $7.2 million for the six months ended September 30, 2006, resulting from $6.3 million and $1.1 million, respectively, of net cash proceeds from exercises of stock options and purchases of stock pursuant to our employee stock purchase plan, partially offset by payments of $157,000 on capital leases.

Liquidity Requirements

Debt financing

We have a line of credit agreement with a bank to borrow up to a maximum principal amount of $20.0 million and a $2.0 million equipment line of credit facility. Both facilities have a maturity date of June 30, 2007.

We may borrow the entire $20.0 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85.0 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the prime rate minus one quarter of one percent (0.25%). Borrowings under the equipment line of credit must be repaid over 36 months and will bear interest at a fixed rate as of the date of the equipment advance equal to the Prime Rate. The agreement for both facilities includes restrictive covenants which require us to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At September 30, 2006, we were in compliance with all covenants.

As of September 30, 2006, we had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, we have obtained letters of credit totaling approximately $2.5 million related to office leases. As of September 30, 2006, we had $17.5 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

Liquidity Outlook

Our short-term liquidity requirements through September 30, 2007 consist primarily of the funding of capital expenditures and working capital requirements. We believe that cash flow from operations will be sufficient to meet these short-term requirements. In the event that cash flow from operations is not sufficient, we expect to fund these amounts through the use of cash resources. Our long-term liquidity requirements consist primarily of obligations under our operating leases. We believe that cash flow from operations will be sufficient to meet these long-term requirements.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after April 1, 2006 and any outstanding share-based awards that were issued but not vested as of April 1, 2006. Accordingly, our condensed consolidated financial statements as of September 30, 2005 and for the three months and six months then ended have not been restated to reflect the impact of SFAS 123R.

For the three and six months ended September 30, 2006, we recognized stock-based compensation expense of $2.8 million and $5.5 million in our condensed consolidated financial statements, which includes $2.5 million and $4.8 million for stock options, $57,000 and $57,000 for deferred shares and $288,000 and $631,000 for our ESPP, respectively. These amounts include (i) compensation expense for stock options granted prior to April 1, 2006 but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, (ii) compensation expense for stock options granted on or subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and (iii) compensation expense for employee stock purchase rights under our ESPP. Our deferred stock-based compensation balance of $357,000 as of March 31, 2006, which was accounted for under APB 25, was reclassified into the additional paid-in-capital account upon adoption of SFAS 123R. During the second quarter of fiscal year 2007 we granted $680,000 of deferred shares to our board of directors, which is being amortized to compensation expense over a one-year service period.

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

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, FASB issued SFAS No. 158, “Fair Value Measurements.” The purpose of this statement is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for us as of April 1, 2008 and applied prospectively with a few exceptions for retrospective application. We are currently evaluating the potential impact of adopting this new guidance on our results of operations and financial position.

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, SEC Staff issued Staff Accounting Bulletin No. 108. The purpose of this bulletin is to define a balance sheet and income statement approach for quantifying and evaluating the materiality of a misstatement. The bulletin contains guidance on correcting errors under the dual approach and provides transition guidance on correct errors existing in prior years. In the initial year of application, registrants are permitted to record a one-time cumulative effect adjustment to correct misstatements in prior fiscal years, provided the errors were not deemed material under the registrant’s prior approach but are material under the new guidance. The effects of the initial application should be reflected in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with offsetting adjustment to the opening balance of retained earnings. The measurement and disclosure requirements are effective for our annual March 31, 2006 financial statements. We are currently evaluating the potential impact of adopting this new guidance on our results of operations and financial position.

Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards

In November 2005, FASB issued FASB Staff Position, or FSP, No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The effective date for us will be fiscal year ending March 31, 2007. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.

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

No material changes in our market risk occurred from March 31, 2006 through September 30, 2006. Information regarding our market risk at March 31, 2006 is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2006.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, and as a result of the material weakness discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

Material Weakness Remediation Plans.  We are in the process of implementing new controls and procedures related to income tax accounting and reporting. The actions that we have initiated include the following:

•	Implementing formal procedures to evaluate the continued profitability of each of our subsidiaries on a quarterly basis in order to determine the income tax benefit of reducing the valuation allowances on net operating loss carryforwards and other deferred tax assets.

•	Implementing formal procedures to monitor net deferred tax assets relating to goodwill and intangible assets of companies that we acquire.

•	Evaluating the implementation of a new tax accounting and reporting system and improve our procedures with respect to communicating, documenting, and reconciling the detailed components of income tax assets and liabilities of each of our subsidiaries.

•	Expanding staffing and resources, including the continued use of external consultants, and provide training on income tax accounting and reporting.

Changes in Internal Control Over Financial Reporting.  We made no changes to our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is contained in “Part I, Item 1. Financial Statements — Note 12 — Commitments and Contingencies” of this Quarterly Report and incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended March 31, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 29, 2006, each of R. James Green, Peter Gyenes and William V. Russell was elected at our 2006 Annual Meeting of Stockholders to serve as a Class I director until our annual meeting of stockholders in 2009 or until his successor is elected and qualifies. The voting tabulation for each nominee for election at our 2006 Annual Meeting of Stockholders is as follows:

Nominee	Votes For Election	Votes Withheld

R. James Green	49,298,886	1,340,327
Peter Gyenes	48,082,163	2,557,050
William V. Russell	47,644,589	2,994,624

The selection of PricewaterhouseCoopers LLP to serve as our independent registered public accountants for the year ending March 31, 2007 was ratified at our 2006 Annual Meeting of Stockholders. The voting tabulation on that matter was 49,645,412 shares voting for ratification, 966,023 shares voting against and 27,778 shares abstaining.

The webMethods, Inc. 2006 Omnibus Stock Incentive Plan, which we refer to as the 2006 Plan, was approved at our 2006 Annual Meeting of Stockholders. The voting tabulation on that matter was 24,199,271 shares voting for approval of the 2006 Plan, 15,144,195 shares voting against approval of the New Plan and 823,947 shares abstaining.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBMETHODS, INC.

By:	/s/ DAVID MITCHELL
David Mitchell
President and Chief Executive Officer

Date: November 13, 2006

By:	/s/ MARK WABSCHALL
Mark Wabschall
Executive Vice President and Chief Financial Officer

Date: November 13, 2006

By:	/s/ JOHN ANDARY
John Andary
Executive Vice President (principal financial officer)

Date: November 13, 2006

By:	/s/ MICHAEL KRONE
Michael Krone
Vice President and Chief Accounting Officer

Date: November 13, 2006

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of September 8, 2006, by and among webMethods, Inc., Iowa Acquisition Corp., Infravio, Inc., certain holders of capital stock of Infravio with respect to certain provisions only, and Mary Coleman in her capacity as Shareholders’ Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2006 and incorporated herein by this reference)

3.1	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for year ended March 31, 2001 and incorporated herein by this reference)

3.2	Second Amended and Restated Bylaws of webMethods, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2004 and incorporated herein by this reference)

4.1	Specimen certificate for shares of webMethods, Inc. Common Stock (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-91309) and incorporated herein by this reference)

4.2	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-33329) and incorporated herein by this reference)

10.1	webMethods, Inc. Employee Stock Purchase Plan, as amended (filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (File No. 333-136261) and incorporated herein by this reference)

10.2	webMethods, Inc. 2006 Omnibus Stock Incentive Plan (the “2006 Plan”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2006 and incorporated herein by this reference)

10.3	Form of Stock Option Agreement for option grants under the 2006 Plan to employees or officers other than California residents (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 5, 2006 and incorporated herein by this reference)

10.4	Form of Director Stock Option Agreement for option grants under the 2006 Plan to directors (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 5, 2006 and incorporated herein by this reference)

10.5	Form of Deferred Shares Award Agreement for deferred share awards under the 2006 Plan to directors (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed September 5, 2006 and incorporated herein by this reference)

10.6	Services Agreement between webMethods, Inc. and John J. Andary (filed herewith)

31.1	Certifications of Chief Executive Officer, Chief Financial Officer, principal financial officer and Chief Accounting Officer pursuant to Rule 13a — 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer, Chief Financial Officer, principal financial officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)