Form 10-Q
period 2006-12-31
WEBMETHODS INC
filed 2007-02-09
CIK 1035096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 7, 2007, there were outstanding 56,537,126 shares of the registrant’s Common Stock.

WEBMETHODS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2006 and March 31, 2006	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) for the three and nine months ended December 31, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 6.	Exhibits	38

PART I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

WEBMETHODS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2006	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$81,050	$82,371
Marketable securities available for sale	47,157	79,943
Accounts receivable, net of allowance of $1,678 and $652	48,850	64,298
Deferred income tax assets, net	93	138
Prepaid expenses and other current assets	5,744	6,830

Total current assets	182,894	233,580
Marketable securities available for sale	1,993	—
Property and equipment, net	14,463	10,274
Goodwill	76,293	46,704
Intangible assets, net	17,249	5,993
Long-term deferred income tax assets, net	2,169	1,961
Other assets	3,073	4,299

Total assets	$298,134	$302,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,923	$7,323
Accrued expenses	15,368	10,866
Accrued salaries and commissions	10,935	12,694
Deferred revenue	42,956	59,168
Current portion of capital lease obligations	51	259

Total current liabilities	78,233	90,310
Capital lease obligations, net of current portion	—	10
Other long-term liabilities	6,057	3,941
Long-term deferred revenue	1,740	1,772

Total liabilities	86,030	96,033

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 500,000 shares authorized; 56,270 and 54,479 shares issued and outstanding	563	545
Additional paid-in capital	549,263	529,972
Deferred stock compensation	—	(357)
Accumulated deficit	(337,746)	(322,202)
Accumulated other comprehensive loss	24	(1,180)

Total stockholders’ equity	212,104	206,778

Total liabilities and stockholders’ equity	$298,134	$302,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)

Revenue:
License	$19,662	$21,964	$48,840	$59,821
Maintenance	20,637	18,908	61,817	54,945
Professional services	12,784	11,627	39,222	34,636

Total revenue	53,083	52,499	149,879	149,402

Cost of revenue:
Amortization of intangibles	1,384	599	2,719	1,797
License	340	218	1,123	703
Maintenance	3,306	2,864	9,742	9,592
Professional services	11,753	10,368	36,585	30,675

Total cost of revenue	16,783	14,049	50,169	42,767

Gross profit	36,300	38,450	99,710	106,635

Operating expenses:
Sales and marketing	22,658	19,549	61,173	53,875
Research and development	11,944	8,980	34,443	30,224
General and administrative	7,984	5,927	22,522	17,542
In-process research and development	—	—	1,170	—
Restructuring costs	1,284	(117)	1,284	602

Total operating expenses	43,870	34,339	120,592	102,243

Operating (loss) income	(7,570)	4,111	(20,882)	4,392
Interest income	1,403	1,137	5,045	3,116
Interest expense	(5)	(14)	(35)	(77)
Other income	702	346	970	578

(Loss) income before income taxes	(5,470)	5,580	(14,902)	8,009
Provision for income taxes	218	70	642	455

Net (loss) income	$(5,688)	$5,510	$(15,544)	$7,554

Basic and diluted net (loss) income per common share	$(0.10)	$0.10	$(0.28)	$0.14

Shares used in computing basic net (loss) income per share	55,931	53,773	55,508	53,587

Shares used in computing diluted net (loss) income per share	55,931	55,778	55,508	54,592

Comprehensive loss:
Net (loss) income	$(5,688)	$5,510	$(15,544)	$7,554
Other comprehensive (loss) income:
Unrealized gain on securities available for sale	3	17	159	153
Foreign currency cumulative translation adjustment	518	(1,014)	1,045	(3,579)

Total comprehensive (loss) income	$(5,167)	$4,513	$(14,340)	$4,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEBMETHODS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	December 31,
	2006	2005
	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(15,544)	$7,554
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,952	4,045
Provision for (recovery of) doubtful accounts and revenue allowance	1,161	(249)
Deferred tax asset	(14)	—
Stock-based compensation for employees and directors	8,709	72
In-process research and development	1,170	—
Amortization of deferred warrant charge	—	1,984
Amortization of acquired intangibles	2,719	1,798
Amortization of deferred rent	(343)	(343)
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	16,644	(1,999)
Prepaid expenses and other current assets	1,186	513
Other non-current assets	(1,082)	1,879
Accounts payable	(386)	(1,456)
Accrued expenses and other liabilities	6,313	(5,146)
Accrued salaries and commissions	(2,524)	(2,554)
Deferred revenue	(17,623)	(2,025)
Long-term deferred revenue and other non-current liabilities	(55)	210

Net cash provided by operating activities	4,283	4,283

Cash flows from investing activities:
Business acquisition and technology purchase, net of cash acquired	(42,555)	—
Purchases of property and equipment	(5,028)	(3,921)
Changes in restricted cash	273	—
Proceeds from maturities of marketable securities available for sale	82,311	77,688
Purchases of marketable securities available for sale	(51,360)	(64,514)

Net cash (used in) provided by investing activities	(16,359)	9,253

Cash flows from financing activities:
Payments on capital leases	(219)	(466)
Proceeds from exercise of stock options	7,767	1,760
Proceeds from ESPP common stock issuances	2,354	1,336

Net cash provided by financing activities	9,902	2,630

Effect of exchange rate on cash and cash equivalents	853	(4,328)

Net (decrease) increase in cash and cash equivalents	(1,321)	11,838
Cash and cash equivalents at beginning of period	82,371	57,209

Cash and cash equivalents at end of period	$81,050	$69,047

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

The accompanying condensed consolidated financial statements of webMethods, Inc. and its subsidiaries have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position and our results of operations for the interim periods set forth herein. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements, and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year or any future period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and deferred shares granted under our stock option plans and shares of common stock issued under our Employee Stock Purchase Plan, or ESPP.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after April 1, 2006 and any outstanding share-based awards that were issued but not vested as of April 1, 2006. Accordingly, our condensed consolidated financial statements as of December 31, 2005 and for the three months and nine months then ended have not been restated to reflect the impact of SFAS 123R.

For the three and nine months ended December 31, 2006, we recognized stock-based compensation expense of $3.2 million and $8.7 million in our condensed consolidated financial statements, which includes $2.6 million and $7.4 million for stock options, $178,000 and $235,000 for deferred shares and $379,000 and $1.0 million for our ESPP, respectively. These amounts include (i) compensation expense for stock options granted prior to April 1, 2006 but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro-

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forma provisions of SFAS 123, (ii) compensation expense for stock options and deferred shares granted on or subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and (iii) compensation expense for employee stock purchase rights under our ESPP. Our deferred stock-based compensation balance of $357,000 as of March 31, 2006, which was accounted for under APB 25, was reclassified into the additional paid-in capital account upon adoption of SFAS 123R. During the three and nine months ended December 31, 2006, we granted $75,000 and $727,000 of deferred shares to our board of directors, which is being amortized to compensation expense over a one-year service period. The calculation of the fair value of these deferred shares included an assumption related to the post-vesting restriction on the shares. The weighted-average of the post-vesting discount was 0% and 4.98% for the three and nine months ended December 31, 2006.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes model. Consistent with our policy prior to adoption, we elected to continue to use the straight-line ratable method upon adoption of SFAS 123R as our method of attributing the value of stock-based compensation to the requisite service period. As a result, compensation expense for all stock options granted prior to April 1, 2006 will continue to be recognized using the straight-line ratable method. In addition, SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets for all periods presented.

Total compensation cost associated with our ESPP is measured at the date each offering commences based on the number of shares that can be purchased using the estimated total payroll withholdings and market price of our common stock on the grant date. Management makes an estimate of total withholdings at the beginning of an offering period. Actual results may require adjustments to compensation expense at the date of issuance. The requisite service period over which compensation cost is recorded is the period over which the employee participates in the plan. Complete withdrawals from the plan and reduction in contribution percentage at the election of employees during an offering period result in full recognition of the compensation cost at the purchase date.

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

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The purpose of this bulletin is to define a balance sheet and income statement approach for quantifying and evaluating the materiality of a misstatement. The bulletin contains guidance on correcting errors under the dual approach and provides transition guidance on correcting errors existing in prior years. In the initial year of application, registrants are permitted to record a one-time cumulative effect adjustment to correct misstatements in prior fiscal years, provided the errors were not deemed material under the registrant’s prior approach but are material under the new guidance. The effects of the initial application should be reflected in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with an offsetting adjustment to the opening balance of retained earnings. The measurement and

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements are effective for our fiscal year ending March 31, 2007. We are currently evaluating the potential impact of adopting this new guidance on our results of operations and financial position.

Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards

In November 2005, the FASB issued FASB Staff Position, or FSP, No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Companies have one year from the later of the adoption of SFAS 123R or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The effective date for us will be March 31, 2007, our fiscal year end. We are currently evaluating which transition method to adopt and the potential impact of this new guidance on our results of operations and financial position.

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

Income Statement Classification of Taxes Collected from Customers

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenue and costs) or on a net basis (excluded from revenue) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for us as of April 1, 2007. We are currently evaluating the potential impact of adopting EITF 06-03 on our results of operations and financial position.

3.	MARKETABLE SECURITIES

The cost and estimated fair value of our marketable securities, which consist of corporate bonds, commercial paper and US government and agency securities, by contractual maturity are as follows:

	Purchase/	Gross	Gross		Cash and
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-Term	Long-Term
As of December 31, 2006	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
	(In thousands)

Commercial paper	$7,830	$—	$(7)	$7,823	$1,316	$6,507	$—
Corporate bonds	48,801	15	—	48,816	7,672	40,650	494
Treasury coupons	1,499	—	—	1,499	—	—	1,499
Money market funds	25,119	—	—	25,119	25,119	—	—

Total	$83,249	$15	$(7)	$83,257	$34,107	$47,157	$1,993

There were no net realized gains (losses) on short-term or long-term investments for the three and nine months ended December 31, 2006 and 2005.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006:

	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)

Commercial paper	$6,507	$(7)	$—	$—	$6,507	$(7)

The unrealized losses on our investments in commercial paper were caused by rising interest rates. Because we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

As of December 31, 2006 and March 31, 2006, we had $701,000 and $903,000 of restricted cash, relating to deposits held by financial institutions to support guarantees that they have made on our behalf for certain leases and other future payment obligations. As of December 31, 2006, $567,000 of restricted cash is included in prepaid expenses and other current assets and $134,000 of restricted cash is included in other assets. As of March 31, 2006, $679,000 of restricted cash is included in prepaid expenses and other current assets and $224,000 of restricted cash is included in other assets.

4.	STOCK-BASED COMPENSATION

Stock Incentive Plans

On November 1, 1996, we adopted the webMethods, Inc. Stock Option Plan (the “Stock Option Plan”). Stock options granted pursuant to the Stock Option Plan generally have an exercise price equal to the market price of the underlying common stock at the date of grant, generally vest over three or four years after the date of award and generally have a term of ten years. As of August 29, 2006, no new stock options may be granted under the Stock Option Plan.

On August 29, 2006, our stockholders approved the webMethods, Inc. 2006 Omnibus Stock Incentive Plan (the “2006 Plan”) pursuant to which we initially had 8,500,000 shares of common stock available for issuance upon the exercise of options or upon the grant of stock awards. The number of shares of common stock available for issuance under the 2006 Plan will increase by the number of shares of common stock available for issuance under the 1996 Stock Option Plan but not issued as a result of stock options expiring unexercised. Any such increase, however, may not exceed 18,000,000 additional shares of common stock. Stock options granted pursuant to the 2006 Plan generally have an exercise price equal to the market price of the underlying common stock at the date of grant, generally vest over four years after the date of award and generally have a term of seven years. The 2006 Plan is administered by the Compensation Committee of our Board of Directors, which has the authority to determine which officers, directors and employees are awarded options or share awards pursuant to the Stock Option Plan and to determine the terms and option exercise prices of the stock options.

At December 31, 2006, we had outstanding options to purchase 17,705,127 shares of our common stock.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of our stock option activity during the nine months ended December 31, 2006 and details regarding the options outstanding and exercisable at December 31, 2006 are provided below:

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Aggregate
	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding, March 31, 2006	18,198,486	$10.56
Granted	3,266,989	7.60
Exercised	(1,319,144)	5.82
Forfeited	(1,525,373)	6.74
Expired	(915,831)	13.37

Outstanding, December 31, 2006	17,705,127	$10.55	7.1	$10,649,550

Options exercisable	11,157,344	$12.69	6.3	$5,655,956

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of our common stock exceeded the exercise price of the options at December 31, 2006, for those options for which the quoted market price was in excess of the exercise price (“in-the-money options”).

The total intrinsic value of options exercised was $676,000 and $3.6 million, for the three and nine months ended December 31, 2006 and $525,000 and $820,000, for the same periods in 2005, respectively. The total proceeds from employees as a result of stock option exercises was $1.5 million and $7.8 million, respectively, for the three and nine months ended December 31, 2006 and $931,000 and $1.8 million, for the same periods in 2005, respectively.

Information regarding stock options outstanding as of December 31, 2006 is as follows:

	Outstanding
		Weighted Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number of	Contractual Life	Average		Average
Range of Exercise Price	Shares	(Years)	Exercise Price	Number of Shares	Exercise Price

$ 0.11 to $ 4.50	718,602	6.4	$3.33	605,986	$3.19
4.60 to 5.89	3,697,549	8.4	5.66	1,454,395	5.67
5.93 to 7.70	3,670,480	8.0	7.00	1,325,029	6.89
7.71 to 9.54	3,768,822	7.2	8.50	2,176,490	8.79
9.62 to 14.36	5,039,293	6.0	12.10	4,785,063	12.22
16.07 to 115.75	810,381	4.0	55.15	810,381	55.15

$ 0.11 to $115.75	17,705,127	7.1	$10.55	11,157,344	$12.69

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, we completed our acquisition of Infravio, Inc. and assumed the Infravio 2000 Stock Option Plan, (“the Infravio Plan”). The outstanding unvested options for employees were accelerated prior to the acquisition for each employee that signed an Option Amendment Agreement provided by Infravio’s management. On the date of acquisition, we assumed the Infravio Plan and converted the outstanding employee stock options into 161,050 webMethods stock option awards, of which 910 stock options were unvested. The fair value of the vested stock options was calculated using the Black-Scholes model with a volatility and risk-free interest rate over the expected remaining term of 18 months, after considering the conversion exercise price compared to webMethods closing stock price was in-the-money. The fair value share price was determined as the average of webMethods closing stock price two days before and after the acquisition was announced. Pursuant to SFAS 123R, $866,000, which represents the fair value of the vested stock options we issued in exchange for the assumed Infravio Plan options, is added to the purchase price. The fair value less estimated forfeitures of the unvested options is recorded over the future vesting period, which is equivalent to the requisite service period. The fair value of the new awards was less than the consummation date fair value of the replaced Infravio Plan awards, accordingly, no compensation expense was recorded at the consummation date of the transaction. The fair value of the Infravio Plan awards prior to the consummation date for this comparison was determined using an expected remaining term of 18 months, risk-free interest rate and volatility period equal to that of the new awards and volatility which was calculated based on a public company competitor of Infravio with similar operations. The 910 unvested options, which had a fair value of $1,500, were forfeited in the third quarter of fiscal year 2007 and no stock-based compensation was recorded for these options.

Employee Stock Purchase Plan

In January 2000, our Board of Directors approved our ESPP. The ESPP became effective upon the completion of our initial public offering on February 10, 2000. A total of 6,750,000 shares of common stock have been made available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the remaining three-year term of the ESPP by 750,000 shares of common stock.

The ESPP, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is implemented by a series of overlapping offering periods of 24 months duration, with new offering periods, commencing on or about January 1 and July 1 of each year. Each offering period consists of four consecutive purchase periods of approximately six months duration and, at the end of each purchase period, we will make a purchase on behalf of the participants. Participants generally may not purchase more than 4,000 shares on any purchase date or shares having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

During an offering period, employees make contributions to our ESPP through payroll deductions. At the end of each purchase period, we use the accumulated contributions to issue shares of our common stock to the participating employees. The purchase price per share is 85% of the lower of (1) the fair market value of our common stock on the purchase date or (2) the fair market value of a share of our common stock on the last trading day before the offering date.

SFAS 123R requires companies to record compensation expense for share-based awards issued to employees in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Total compensation cost associated with our ESPP is measured at the date each offering commences based on the number of shares that can be purchased using the estimated total payroll withholdings and market price of our common stock on the grant date. At the beginning of an offering period management makes an estimate of total withholdings. Actual results may require adjustments to compensation expense at the date of issuance. The requisite service period over which compensation cost is recorded is the period over which the employee participates in the plan and pays for the shares. The portion of the fair value of the shares attributed to employee service is net of the amount the employee pays for

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the common stock when it is granted. Complete withdrawal from the plan or a reduction in contributions by the participant during the six month offering period result in full recognition of the compensation cost at the purchase date. Forfeitures reduce compensation expense as a terminated employee does not satisfy the service condition of the Plan.

During the three and nine months ended December 31, 2006, 242,678 and 467,846 shares were issued under our ESPP and during the three and nine months ended December 31, 2005, 152,826 and 280,759 shares were issued under our ESPP. The total intrinsic value of shares earned by employees was $97,000 and $335,000 for the three and nine months ended December 31, 2006. At December 31, 2006, the estimated fair value of all employee stock purchase rights that have not been recognized as compensation expense was $506,000, net of expected forfeitures. We expect to recognize this amount over the average requisite service period of 1 year. Included in accrued salaries and commissions at December 31, 2006 and March 31, 2006, respectively, is $36,000 and $595,000 of employee ESPP contributions.

The total cash received from employees as a result of stock grants under the ESPP was $1.2 million and $2.4 million for the three and nine months ended December 31, 2006 and $727,000 and $1.3 million for the same periods in 2005, respectively.

Valuation and Expense Information under SFAS 123R

As indicated in Note 2, we adopted the provisions of SFAS 123R on April 1, 2006. For the three and nine months ended December 31, 2006, we recognized stock-based compensation expense of $3.2 million and $8.7 million in our condensed consolidated financial statements, which includes $2.6 million and $7.4 million for stock options, $178,000 and $235,000 for deferred shares and $379,000 and $1.0 million for our ESPP, respectively. The following table summarizes by income statement line item the stock-based compensation expense that we recorded in accordance with the provisions of SFAS 123R and APB 25.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock-Based Compensation Included in:	2006	2005	2006	2005
	(In thousands)

Cost of revenue:
Maintenance	$102	$3	$306	$4
Professional services	383	6	1,044	11

Stock-based compensation expense included in cost of revenue	485	9	1,350	15

Operating expenses:
Sales and marketing	998	13	2,721	22
Research and development	719	14	2,099	24
General and administrative	956	6	2,521	11

Stock-based compensation expense included in operating expenses	2,673	33	7,341	57

Total stock-based compensation expense related to stock-based equity awards	$3,158	$42	$8,691	$72

At December 31, 2006, there were no stock-based compensation costs capitalized as part of the cost of an asset, other than $866,000 which was capitalized as intangible assets in connection with our Infravio acquisition in the second quarter.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 123R on April 1, 2006 increased our net loss by $3.1 million and $8.6 million and increased our basic net loss per share by $0.06 and $0.16 per share, respectively, for the three and nine months ended December 31, 2006. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets.

At December 31, 2006, the estimated fair value of all unvested stock options that have not been recognized as compensation expense was $24.7 million, net of expected forfeitures. We expect to recognize this amount over the weighted-average remaining service period of 1.4 years.

As indicated in Note 2, under both SFAS 123R and SFAS 123 we used the Black-Scholes model to estimate the fair value of our stock option grants and employee stock purchase rights under our ESPP.

The average key assumptions used in the model for stock option grants and for ESPP offering periods occurring during the three and nine months ended December 31, 2006 and 2005 are provided below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Stock option grants:
Risk free interest rate	4.57%	4.35%	4.84%	4.02%
Expected lives in years	4.69	4	4.69	4
Expected volatility	66.96%	69.65%	68.90%	74.48%
Dividend yield	0%	0%	0%	0%
ESPP:
Risk free interest rate	—	—	4.66%	4.01%
Expected lives in years	—	—	1.3	1.3
Expected volatility	—	—	38.37%	54.65%
Dividend yield	—	—	0%	0%

The fair value of the option awards and employee stock purchase rights were:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Weighted-average grant date fair value of options granted	$4.34	$4.14	$4.65	$3.47
Weighted-average fair value of employee stock purchase rights	—	—	$3.32	$2.22

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

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following information is pro forma information under SFAS 123 for periods prior to April 1, 2006:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2005
	(In thousands except per share data)

Net income, as reported	$5,510	$7,554
Add: Stock-based compensation expense determined under the intrinsic value method	42	72
Less: Stock-based compensation expense determined under fair value method	(17,224)	(26,012)

Net loss, pro forma	$(11,672)	$(18,386)

Basic and diluted net income per common share, as reported	$0.10	$0.14

Basic and diluted net loss per common share, pro forma	$(0.22)	$(0.34)

In the pro forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred.

5.	EMPLOYEE BENEFIT PLAN

As of April 1, 1997, we adopted a contributory 401(k) plan covering all full-time employees who meet prescribed service requirements. There are no required matching contributions by us, however, the plan provides for discretionary contributions by us. We committed to match 25% of eligible employee contributions up to 6% of their elected contribution percentage in fiscal year 2007. During the three and nine months ended December 31, 2006, we recorded expenses of $111,000 and $374,000, respectively, related to our contributions to the plan.

6.	COMPUTATION OF NET (LOSS) INCOME PER SHARE

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

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net (loss) income	$(5,688)	$5,510	$(15,544)	$7,554

Weighted-average common stock shares used to compute basic net (loss) income per share	55,931	53,773	55,508	53,587
Effect of dilutive common stock equivalents	—	2,005	—	1,005

Weighted-average common stock shares used in computing diluted net income per common share	55,931	55,778	55,508	54,592

Basic and diluted net (loss) income per share	$(0.10)	$0.10	$(0.28)	$0.14

The following potential common stock equivalents were not included in the diluted net (loss) income per share calculations above because their effect was anti-dilutive for the periods indicated:

			Nine Months
	Three Months Ended		Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)

Anti-dilutive weighted-average common stock shares	15,929	11,421	15,024	13,430

7.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended
	December 31,
	2006	2005
	(In thousands)

Non-cash investing and financing activities:
Equipment purchased under capital lease	$—	$270

Leasehold improvement from landlord incentive	$2,843	$—

Change in net unrealized gain on marketable securities	$159	$153

Supplemental schedule of noncash investing activities:

The Company completed the business acquisition of Infravio and the purchase of technology and other assets of Cerebra in the second fiscal quarter. In conjunction with these transactions, liabilities were assumed as follows:

(In thousands)

Fair value of assets acquired	$44,500
In process research and development	1,170
Cash paid, net of cash acquired	(42,555)
Cash hold back included in accounts payable	(1,235)
Liabilities incurred in connection with direct acquisition costs	(93)
Stock option plan assumed	(866)

Liabilities assumed	$921

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	SEGMENT INFORMATION

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

Revenue is primarily attributable to the geographic region in which the contract is signed and the product is deployed. The regions in which we operate are the Americas, Europe/Middle East/Africa (“EMEA”), Japan and Asia Pacific. Information regarding our revenue and long-lived assets, excluding goodwill, intangibles, long-term investments, long-term deferred tax asset and long-term restricted cash, by region, is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue	2006	2005	2006	2005
	(In thousands)

Americas	$32,293	$31,713	$94,540	$92,743
EMEA	14,995	15,193	37,768	38,112
Japan	1,863	1,843	6,040	7,159
Asia Pacific	3,932	3,750	11,531	11,388

Total	$53,083	$52,499	$149,879	$149,402

	As of	As of
	December 31,	March 31,
Long Lived Assets	2006	2006
	(In thousands)

Americas	$13,836	$10,981
EMEA	1,332	1,393
Japan	640	1,132
Asia Pacific	1,593	843

Total	$17,401	$14,349

9.	RESTRUCTURING COSTS

We have implemented certain programs with the intent of decreasing future operating costs. Restructuring costs have been recognized in connection with these programs when we have abandoned excess facilities or made major reductions in the number of employees. During the three and nine months ended December 31, 2006, we recorded $1.3 million expense related to our Sunnyvale, California facility; which was vacated in October 2006. For the three months ended December 31, 2005, we recorded a $117,000 reduction in the accrual for excess facilities costs to reflect future payments expected to be received under a sublease agreement entered into during the period. During the nine months ended December 31, 2005, we incurred net restructuring costs of $602,000, which includes restructuring costs of $719,000 that consist primarily of severance and related benefits, net of the $117,000 reduction in the accrual for excess facilities costs.

For the year ended March 31, 2006, we incurred restructuring costs of $411,000 which include restructuring costs of $719,000 that consist primarily of severance and related benefits, net of the $308,000 reduction in the accrual for excess facilities costs.

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

As of December 31, 2006 and March 31, 2006, respectively, $1.9 million and $2.2 million of restructuring and excess facilities related charges remained unpaid. This portion primarily relates to rent on the excess facilities and will be paid over the remaining rental periods.

The following table sets forth a summary of total restructuring costs, payments made against those charges and the remaining liabilities as of December 31, 2006:

	Excess
	Facilities
	Santa Clara,	Excess	Excess	Excess
	CA and	Facilities	Facilities	Facilities
	Fairfax, VA	Berkeley, CA	Fairfax, VA	Sunnyvale, CA	Total
	(In thousands)

Balance at March 31, 2006	$166	$747	$1,250	$—	$2,163
Cash payments during fiscal year 2007:
First quarter	(55)	(91)	(225)	—	(371)
Second quarter	(33)	(94)	(170)	—	(297)
Third quarter	(7)	(90)	(159)	(586)	(842)
Third quarter fiscal 2007 charges	—	—	—	1,284	1,284

Balance at December 31, 2006	$71	$472	$696	$698	$1,937

10.	BORROWINGS

We have a line of credit agreement with a bank to borrow up to a maximum principal amount of $20.0 million and a $2.0 million equipment line of credit facility. Both facilities have a maturity date of June 30, 2007.

We may borrow the entire $20.0 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85.0 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the prime rate minus one quarter of one percent (0.25%). Borrowings under the equipment line of credit must be repaid over 36 months and will bear interest at a fixed rate as of the date of the equipment advance equal to the prime rate. The agreement for both facilities includes restrictive covenants which require us to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At December 31, 2006, we were in compliance with all covenants.

As of December 31, 2006, we had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, we have obtained letters of credit totaling approximately $2.5 million related to office leases. As of December 31, 2006, we had $17.5 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

11.	BUSINESS COMBINATION AND PURCHASE OF TECHNOLOGY

Business Acquisition

On September 27, 2006, we acquired Infravio, Inc., a California corporation (“Infravio”), pursuant to an Agreement and Plan of Merger dated September 8, 2006, for a purchase price of approximately $40 million.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Infravio was a leading independent provider of software for service-oriented architecture (SOA) registry and governance solutions. SOA governance enforces the policies and procedures that determine how developers and business users leverage and utilize services throughout the entire SOA lifecycle, from initial development and run-time to ongoing changes in the system. Although Infravio had developed technology for SOA registry and governance solutions, it had not generated a significant level of revenue. The addition of Infravio’s SOA registry and governance solutions enables us to offer a more robust and expanded SOA solution to customers, improving our ability to capitalize on a growing SOA-driven pipeline as well as overall competitive positioning through an enhanced webMethods Fabric product suite. Because of the strategic importance of this acquisition and the scarcity of acceptable alternatives, the purchase price exceeded the fair value of Infravio’s net tangible and intangible assets acquired. As a result, we recorded $29.6 million of goodwill in connection with this transaction, which is not deductible for income tax purposes. Goodwill is not being amortized and will be tested for impairment at least annually or sooner if circumstances indicate that impairment may have occurred.

The Infravio business acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquisition are included in our financial statements from the date of acquisition. The acquisition was completed on September 27, 2006.

The aggregate purchase price for this acquisition includes (i) a cash payment of $36.1 million, of which $5 million is held in escrow, (ii) a $435,000 cash holdback, which is included in accounts payable, subject to purchase price adjustments pursuant to the agreement and payable 18 months from closing, (iii) $2.7 million in direct acquisition costs and (iv) $866,000 of fair value of the Infravio stock option plan assumed. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as follows:

Infravio
(In thousands)

Cash and cash equivalents	$368
Accounts receivable	384
Other current assets	257
Property and equipment	114
Accounts payable	(281)
Accrued expenses	(479)
Deferred revenue	(73)
In-process research and development	1,170
Developed technology	7,670
Tradename	490
Customer relationships	80
Non-compete agreements	810
Goodwill	29,590

Total purchase price	$40,100

We determined the value of the identifiable intangible assets using the income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows. Key assumptions included a discount factor of 18% and estimates of revenue growth, maintenance renewal rates, cost of revenue, operating expenses and taxes. The purchase price in excess of the net assets acquired was allocated to goodwill.

As a result of the acquisition, we recorded a charge of $1.2 million for in-process research and development and recorded assets related to existing technology. In-process research and development represents in-process technology that, as of the date of the acquisition, had not reached technological feasibility and had no alternative

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future use. Based on valuation assessments, the value of these projects was determined by estimating the projected net cash flows from the sale of the completed products, reduced by the portion of the revenue attributable to developed technology. The resulting cash flows were then discounted back to their present values at appropriate discount rates. Consideration was given to the stage of completion, complexity of the work completed to date, the difficulty of completing the remaining development and the costs already incurred. The amount allocated to the acquired in-process research and development was immediately expensed in the period the acquisition was completed.

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

We have allocated the purchase price to the acquired tangible and intangible assets and liabilities assumed from Infravio at estimated fair values, considering a number of factors, including the use of an independent appraisal. The Infravio acquisition was completed on September 27, 2006, three days prior to the end of our second fiscal quarter. During the third quarter, management finalized its assessment of the estimated useful lives of the acquired intangible assets and the related amortization methodology.

The following unaudited pro forma supplemental table presents selected financial information as though the acquisition of Infravio had been completed at the beginning of the periods presented. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles, reduction in interest income on cash paid for the acquisition, reduction of interest expense on loans and the elimination of the charge for acquired in-process research and development. These unaudited pro forma amounts do not purport to be indicative of the results that actually would have been obtained if the acquisition occurred as of the beginning of the period presented or that may be obtained in the future:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Pro forma revenue	$53,083	$52,623	$150,831	$149,759
Pro forma net loss	$(5,688)	$4,562	$(17,262)	$4,740
Pro forma net loss per share — basic and diluted	$(0.10)	$0.08	$(0.31)	$0.09

Acquisition of Technology

On August 16, 2006, we purchased technology and other assets of Cerebra, Inc. for approximately $5.0 million consisting of (i) $4.2 million in cash and (ii) an $800,000 cash holdback, the obligation for which is included in accounts payable, subject to purchase price adjustments and payable 12 months from closing. We assumed liabilities of approximately $88,000 and recorded net tangible assets of $210,000. We expensed $287,000 of direct acquisition costs associated with this asset purchase during the fiscal quarter ended September 30, 2006.

The Cerebra reasoning service and repository technology was recorded as purchased developed technology valued at $4.7 million and is amortized over the estimated useful life of 60 months. We determined that as of the date of the acquisition of technology the purchased technology had alternative future use and had attained technological feasibility. In the future, the technology is expected to be integrated within the webMethods Fabric product suite. We recorded $170,000 for assembled workforce and $25,000 related to one customer contract. In conjunction with the asset purchase, we recorded a charge of $142,000 to cost of license revenue related to the termination of our existing prepaid royalty agreement with Cerebra.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” all goodwill is associated with our corporate reporting unit, because we do not have multiple reporting units. Accordingly, on an annual basis we perform the impairment assessment required under SFAS 142 at the enterprise level, using our total market capitalization to assess the fair value to the enterprise. We performed an impairment test of our goodwill and determined that no impairment of remaining goodwill existed as of March 31, 2006, the date of our last annual impairment test.

There were no changes in the carrying amount of goodwill from acquisitions prior to March 31, 2006. We recorded $28.6 million and $882,000 of goodwill and assembled workforce related to the acquisition of Infravio in September 2006. During the three months ended December 31, 2006 we recorded an additional $101,000 of goodwill as the result of adjustments to accrued accounting and legal fees directly related to the acquisition and audit of the acquired entity for inclusion in the Form 8-K/A report filed December 13, 2006. As of December 31, 2006 and March 31, 2006 the goodwill balance was $76.3 million and $46.7 million, respectively.

There were no changes in the carrying amount of intangibles acquired prior to March 31, 2006. In connection with our acquisition of Infravio and purchase of technology and other assets of Cerebra during the fiscal quarter ended September 30, 2006, we recorded $12.4 million of developed technology, $490,000 for tradename, $105,000 for customer relations, $810,000 for non-compete agreements and $170,000 for assembled workforce as intangible assets separate from goodwill, which are subject to amortization. The Infravio acquisition was completed on September 27, 2006, three days prior to the end of our second fiscal quarter. During the third quarter, management finalized its assessment of the estimated useful lives of the acquired intangible assets and the related amortization methodology.

Amortization of the purchased technology is calculated quarterly as the greater of the amount computed (i) as the ratio that current gross revenues for the product bear to the current and anticipated future gross revenues for that product or (ii) using the straight-line method over the remaining estimated economic life, pursuant to SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The amount of anticipated future gross revenues used in the calculation is an estimate established by management which includes factors such as the product life cycle, future development of the product, inclusion in other products and market factors involving the estimate of the future sales. This estimate may require revision in future quarters if factors are present that would indicate actual sales different from anticipated results.

The following is a summary of acquired intangible assets as of December 31, 2006 and March 31, 2006:

	As of December 31, 2006			As of March 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net Amount	Amount	Amortization	Net Amount
	(In thousands)

Developed technology	$23,552	$(8,045)	$15,507	$11,152	$(5,572)	$5,580
Tradename	490	(25)	465	—	—	—
Customer relationships	938	(562)	376	833	(420)	413
Non-compete agreements	810	(66)	744	—	—	—
Assembled workforce	170	(13)	157	—	—	—

	$25,960	$(8,711)	$17,249	$11,985	$(5,992)	$5,993

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average
Amortization
Period
(in years)

Developed technology	5
Tradename	5
Customer relationships	5
Non-compete agreements	3
Assembled workforce	5

4.9

Amortization expense for intangible assets was $1.4 million and $2.7 million for the three and nine months ended December 31, 2006 and $599,000 and $1.8 million for the same periods in 2005, respectively. Estimated future amortization expense per fiscal year of intangible assets as of December 31, 2006, is as follows (in thousands):

Amortization of
As of December 31, 2006:	Intangibles
(In thousands)

2007	$1,348
2008	5,371
2009	4,147
2010	2,792
2011	3,591

$17,249

12.	COMMITMENTS AND CONTINGENCIES

A purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York (the “Federal District Court”) in 2001 that named webMethods, Inc., several of our executive officers at the time of our initial public offering (“IPO”) and the managing underwriters of our IPO as defendants. This action made various claims, including that alleged actions by underwriters of our IPO were not disclosed in the registration statement and final prospectus for our IPO or disclosed to the public after our IPO, and sought unspecified damages on behalf of a purported class of purchasers of our common stock between February 10, 2000 and December 6, 2000. This action was consolidated with similar actions against more than 300 companies as part of In Re Initial Public Offering Securities Litigation (SDNY). Claims against our executive officer defendants have been dismissed without prejudice. We considered and agreed with representatives of the plaintiffs in the consolidated proceeding to enter into a proposed settlement, which was amended in March 2005 and preliminarily approved by the court in late August 2005. A fairness hearing was held on April 24, 2006. Under the proposed settlement, the plaintiffs would dismiss and release their claims against us in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in the consolidated action and assignment or surrender to the plaintiffs by the settling issuers of certain claims that may be held against the underwriter defendants, plus reasonable cooperation with the plaintiffs with respect to their claims against the underwriter defendants. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit (the “Court of Appeals”) vacated the decision of the Federal District Court certifying certain of the webMethods’ companion cases as a class action. The impact of this decision from the Court of Appeals is unclear. On December 14, 2006, the Federal District Court issued a stay of any further action in all of the consolidated cases, including the settlement, until the Court of Appeals rules on the plaintiffs’ motion for rehearing of the December 5 decision. We believe that any material liability that may accrue to us as a result of the lawsuit or under the proposed settlement would be covered by our insurance policies.

WEBMETHODS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we are involved in other disputes and litigation in the normal course of business.

13.	RELATED-PARTY TRANSACTIONS

An individual who is a director and stockholder and former corporate secretary of the Company is associated with a law firm that has rendered various legal services to us. For the three and nine months ended December 31, 2006 we paid the firm approximately $1.2 million and $1.6 million, respectively. For the three and nine months ended December 31, 2005, we paid the firm $609,000 and $1.4 million, respectively. As of December 31, 2006, the aggregate amounts in trade accounts payable and accrued expenses were $54,000 and $113,000, respectively. As of March 31, 2006, the aggregate amounts in trade accounts payable and accrued expenses for these services were approximately $0 and $178,000, respectively.

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

In some instances, forward-looking statements can be identified by the use of the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “continue,” the negative thereof or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, our expectations reflected in the forward-looking statements could prove to be incorrect, and actual results could differ materially from those indicated by the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including (but not limited to) those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K. Achieving the future results or accomplishments described or projected in forward-looking statements depends upon events or developments that are often beyond our ability to control. All forward-looking statements and all reasons why actual results may differ that are included in this report are made as of the date of this report, and we disclaim any obligation to publicly update or revise such forward-looking statements or reasons why actual results may differ.

INTRODUCTION

Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of our financial condition and results of operations. This item of our Quarterly Report on Form 10-Q is organized as follows:

•	Overview. This section provides a general description of our business and the performance indicators that management uses in assessing our financial condition and results of operations.

•	Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2006 and 2005.

•	Liquidity and Capital Resources. This section provides an analysis of our cash flows for the nine months ended December 31, 2006, and a discussion of our capital requirements and the resources available to us to meet those requirements.

•	Critical Accounting Policies. This section discusses accounting policies that are considered important to our financial condition and results of operations, require significant judgment and require estimates on the part of management in application.

OVERVIEW

We are a leading provider of business integration and optimization software. Our products and solutions enable our customers to improve the performance of their organizations by implementing and accelerating business process improvements. Our primary offering is webMethods Fabric, a unified business integration and optimization product suite.

Third Quarter Fiscal 2007 Review

Management uses quantitative performance indicators to assess our financial condition and operating results. These performance indicators include total revenue, license revenue, maintenance revenue, services revenue, operating margin and earnings per share. Each provides a measurement of the performance of our business and how well we are executing our operating plan.

Our total revenue for the three months ended December 31, 2006 was approximately $53.1 million. This represents an increase of approximately 1% compared to the same period in the prior fiscal year. Our total revenue for the nine months ended December 31, 2006 was $149.9 million compared to $149.4 million for the same period in the prior fiscal year.

Our license revenue for the three months ended December 31, 2006 was $19.7 million, or 37% of our total revenue. This represents a decrease of 10% compared to the prior year period and an increase of 19% compared to license revenue of $16.5 million for the three months ended September 30, 2006. Our license revenue for the nine months ended December 31, 2006 was $48.8 million, or 33% of our total revenue. This represents a decrease of 18% compared to the prior year period. We receive license revenue from the sale of licenses of our software products worldwide in various industries. We sell licenses of our products through a direct sales force, resellers or distributors, and through alliances with strategic software vendor partners and major system integrators.

Our maintenance revenue for the three months ended December 31, 2006 was $20.6 million, or 39% of our total revenue. This represents an increase of 9% over the prior year period. Our maintenance revenue for the nine months ended December 31, 2006 was $61.8 million, or 41% of our total revenue. This represents an increase of 13% over the prior year period. We receive maintenance revenue from the sale of a variety of support and maintenance plans to our customers. First-year maintenance is usually sold with the related software license and is typically renewed on an annual basis. Maintenance revenue is recognized ratably over the term of the maintenance contract, which is typically twelve months.

Our professional services revenue for the three months ended December 31, 2006 was $12.8 million, or 24% of our total revenue. This represents a 10% increase over the prior year period. Our professional services revenue for the nine months ended December 31, 2006 was $39.2 million, or 26% of our total revenue. This represents a 13% increase over the prior year period. We receive professional services revenue from consulting and training services provided to our customers. These services primarily consist of implementation services related to the installation of our software products and generally do not include customization or development of our software products. This revenue is typically recognized as the services are performed, usually on a time and materials basis.

Our operating margin for the three months ended December 31, 2006 was negative 14%, compared to positive 8% for the prior year period. Our operating margin for the nine months ended December 31, 2006 was negative 14%, compared to positive 3% for the prior year period. Operating margin is the percentage of operating income or loss to total revenue.

For the three months ended December 31, 2006 our net loss was approximately $5.7 million, or a $0.10 net loss per share, as compared to net income of $5.5 million, or a $0.10 net income per share, for the prior year period. The $11.2 million negative change which resulted in our net loss is primarily due to a $3.1 million increase in stock-based compensation expense, a $5.5 million increase in other operating expenses, a $1.3 million restructuring charge related to an excess facility vacated during the period and a $785,000 increase in amortization of intangibles primarily due to amortization of developed technology acquired from Infravio and Cerebra in the second quarter of 2006, while revenue growth was minimal compared to the prior year period.

For the nine months ended December 31, 2006 our net loss was approximately $15.5 million, or a $0.28 net loss per share, as compared to net income of $7.6 million, or a $0.14 net income per share, for the prior year period. This $23.1 million negative change which resulted in our net loss is primarily due to an $8.6 million increase in stock-based compensation expense, a $9.2 million increase in other operating expenses, a $682,000 increase in restructuring costs, a $1.2 million charge for acquired in-process research and development and a $922,000 increase in amortization of intangibles primarily due to amortization of developed technology acquired from Infravio and Cerebra in the second quarter, while revenue remained at approximately the same level as in the prior year period.

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

On September 27, 2006, we acquired Infravio, Inc., a privately-held provider of service-oriented architecture (SOA) registry and governance solutions, for approximately $40 million, as further described in Note 11. SOA governance enforces the policies and procedures that determine how developers and business users leverage and utilize services throughout the entire SOA lifecycle, from initial development and run-time to ongoing changes in the system.

Stock-Based Compensation

On April 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” Under SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. For the three and nine months ended December 31, 2006, we recognized stock-based compensation expense of $3.2 million and $8.7 million in our condensed consolidated financial statements, which includes $2.6 million and $7.4 million for stock options, $178,000 and $235,000 for deferred shares and $379,000 and $1.0 million for our ESPP, respectively. The following table summarizes the stock-based compensation expense by income statement line item that we recorded in accordance with the provisions of SFAS 123R and APB25.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Stock-Based Compensation Included in:	2006	2005	2006	2005
	(Dollars are in thousands)

Cost of revenue:
Maintenance	$102	$3	$306	$4
Professional services	383	6	1,044	11

Stock-based compensation expense included in cost of revenue	485	9	1,350	15

Operating expenses:
Sales and marketing	998	13	2,721	22
Research and development	719	14	2,099	24
General and administrative	956	6	2,521	11

Stock-based compensation expense included in operating expenses	2,673	33	7,341	57

Total stock-based compensation expense related to stock-based equity awards	$3,158	$42	$8,691	$72

RESULTS OF OPERATIONS

The following table summarizes the results of our operations for the three and nine months ended December 31, 2006 and 2005 (all percentages are calculated using the underlying data in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars are in thousands)

Total revenue	$53,083	$52,499	1%	$149,879	$149,402	0%
Total cost of revenue	16,783	14,049	19%	50,169	42,767	17%
% of total revenue	32%	27%		33%	29%
Gross profit	36,300	38,450	(6)%	99,710	106,635	(6)%
% of total revenue	68%	73%		67%	71%
Total operating expenses	43,870	34,339	28%	120,592	102,243	18%
% of total revenue	83%	65%		80%	68%
Operating (loss) income	(7,570)	4,111	N/A	(20,882)	4,392	N/A
% of total revenue	(14)%	8%		(14)%	3%
Net (loss) income	(5,688)	5,510	N/A	(15,544)	7,554	N/A
% of total revenue	(11)%	10%		(10)%	5%

For the three months ended December 31, 2006 our net loss was approximately $5.7 million, or a $0.10 net loss per share, as compared to net income of $5.5 million, or a $0.10 net income per share, for the prior year period. The $11.2 million negative change which resulted in our net loss is primarily due to a $3.1 million increase in stock-based compensation expense, a $5.5 million increase in other operating expenses, a $1.3 million restructuring charge related to an excess facility vacated during the period and a $785,000 increase in amortization of intangibles primarily due to amortization of developed technology acquired from Infravio and Cerebra in the second quarter of 2006, while revenue growth was minimal compared to the prior year period.

For the nine months ended December 31, 2006 our net loss was approximately $15.5 million, or a $0.28 net loss per share, as compared to net income of $7.6 million, or a $0.14 net income per share, for the prior year period. This $23.1 million negative change which resulted in our net loss is primarily due to an $8.6 million increase in stock-based compensation expense, a $9.2 million increase in other operating expenses, a $682,000 increase in restructuring costs, a $1.2 million charge for acquired in-process research and development and a $922,000 increase in amortization of intangibles primarily due to amortization of developed technology acquired from Infravio and Cerebra in the second quarter, while revenue remained at approximately the same level as in the prior year period.

Total revenue for the three months ended December 31, 2006 included a $1.6 million favorable foreign currency impact from certain international markets and total cost of revenue and total operating expenses included a $1.2 million unfavorable foreign currency impact, resulting in a favorable net impact of $474,000 to net loss, compared to the same prior year period. Total revenue for the nine months ended December 31, 2006 included a $2.1 million favorable foreign currency impact from certain international markets and total cost of revenue and total operating expenses included a $1.6 million unfavorable foreign currency impact, resulting in a favorable net impact of $446,000 to net loss, compared to the same prior year period.

Revenue

The following table summarizes our revenue for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars are in thousands)

License	$19,662	$21,964	(10)%	$48,840	$59,821	(18)%
Maintenance	20,637	18,908	9%	61,817	54,945	13%
Professional services	12,784	11,627	10%	39,222	34,636	13%

Total revenue	$53,083	$52,499	1%	$149,879	$149,402	0%

Total revenue for the three months ended December 31, 2006 increased by approximately $584,000, or 1%, compared to the same period in 2005. The increase in total revenue was due to a $1.7 million increase in maintenance revenue and a $1.2 million increase in professional services revenue, partially offset by a $2.3 million decrease in license revenue.

Total revenue for the nine months ended December 31, 2006 increased by $477,000, or less than 1%, compared to the same period in 2005. The increase in total revenue was due to a $6.9 million increase in maintenance revenue and a $4.6 million increase in professional services revenue, offset by an $11.0 million decrease in license revenue.

Geographic Revenue

The following table summarizes our revenue by geographic region for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars are in thousands)

Americas	$32,293	$31,713	2%	$94,540	$92,743	2%
EMEA	14,995	15,193	(1)%	37,768	38,112	(1)%
Japan	1,863	1,843	1%	6,040	7,159	(16)%
Asia Pacific	3,932	3,750	5%	11,531	11,388	1%

Total revenue	$53,083	$52,499	1%	$149,879	$149,402	0%

Total revenue from the Americas for the three months ended December 31, 2006 increased by $580,000, or 2%, compared to the same period in 2005. Total international revenue for the three months ended December 31, 2006 from Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Japan was consistent with total international revenue for the same period in 2005.

Total revenue from the Americas for the nine months ended December 31, 2006 increased by $1.8 million, or 2%, compared to the same period in 2005. Total international revenue for the nine months ended December 31, 2006 decreased by $1.3 million, or 2%, compared to the same period in 2005.

License Revenue

License revenue for the three months ended December 31, 2006 decreased by $2.3 million, or 10%, compared to the same period in 2005. License revenue for the nine months ended December 31, 2006 decreased by $11.0 million, or 18%, compared to the same period in 2005. The decreases in license revenue for these periods were primarily due to a decrease in the number of license transactions and a decrease in license revenue from new customers. We believe a portion of this decrease was caused by our product offering lacking certain competitive features. We believe that we have addressed this issue with our recent acquisitions and a new major product release.

Maintenance Revenue

Maintenance revenue for the three months ended December 31, 2006 increased $1.7 million, or 9%, compared to the same period in 2005. Maintenance revenue for the nine months ended December 31, 2006 increased $6.9 million, or 13%, compared to the same period in 2005. Our customers contract with us for software upgrades and technical support of software that they have licensed from us. Our customers generally continue to subscribe for maintenance and support when they are no longer required to pay license fees. This results in increases in maintenance revenue as the cumulative number of licensed copies of our software increases. These increases in maintenance revenue are due primarily to increases in the total number of copies of our software licensed to customers and the cumulative effect of agreements for post-contract maintenance and support, which are recognized as revenue ratably over the terms of the agreements.

Professional Services Revenue

Professional services revenue for the three months ended December 31, 2006 increased by $1.2 million, or 10%, compared to the same period in 2005. Professional services revenue for the nine months ended December 31, 2006 increased by $4.6 million, or 13%, compared to the same period in 2005. Professional services revenue increased as a result of an increase in demand for our professional services from customers using our software products. The increase in customer demand is primarily because of the cumulative increase in the number of users of our software products.

Cost of Revenue

The following table summarizes our cost of revenue by type of revenue for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars are in thousands)

Amortization of Intangibles	$1,384	$599	131%	$2,719	$1,797	51%
% of License Revenue	7%	3%		6%	3%
Cost of License Revenue	340	218	56%	1,123	703	60%
% of License Revenue	2%	1%		2%	1%
Cost of Maintenance Revenue	3,306	2,864	15%	9,742	9,592	2%
% of Maintenance Revenue	16%	15%		16%	17%
Cost of Professional Services Revenue	11,753	10,368	13%	36,585	30,675	19%
% of Professional Services Revenue	92%	89%		93%	89%
Total cost of revenue	16,783	14,049	19%	50,169	42,767	17%
% of Total revenue	32%	27%		33%	29%

Total cost of revenue for the three months ended December 31, 2006 increased by $2.7 million, or 19%, compared to the same period in 2005. Cost of professional services revenue increased by $1.4 million, mostly to support the increase in our services business. In addition, amortization of intangibles increased by $785,000 primarily due to amortization of developed technology acquired from Infravio and Cerebra in the September 2006 quarter. Total cost of revenue for the nine months ended December 31, 2006 increased by $7.4 million, or 17%, compared to the same period in 2005. This increase is primarily due to a $5.9 million increase in cost of professional services revenue and a $922,000 increase in amortization of intangibles.

Total gross profit margin decreased to 68% for the three months ended December 31, 2006, compared to 73% for the three months ended December 31, 2005. Total gross profit margin decreased to 67% for the nine months ended December 31, 2006, compared to 71% for the nine months ended December 31, 2005. The decrease in gross profit margin percentage for the three months and nine months ended December 31, 2006 was primarily due to a change in revenue mix, as higher margin license revenue decreased as a percentage of overall revenue.

Cost of License Revenue

Cost of license revenue for the three months ended December 31, 2006 increased by $907,000, or 111%, compared to the same period in 2005. Cost of license revenue for the nine months ended December 31, 2006 increased by $1.3 million, or 54%, compared to the same period in 2005. Amortization of intangible assets related to acquired technology increased by $785,000 and $922,000 for the three and nine months ended December 31, 2006, respectively, due to the additional amortization of intangible assets related to the acquisition of Infravio and the purchase of technology and other assets of Cerebra during the September 2006 quarter. Included in cost of license revenue for the nine months ended December 31, 2006 is a $142,000 charge related to the termination of an existing prepaid royalty agreement with Cerebra in connection with our purchase of technology and other assets of Cerebra. Somewhat higher royalty fees related to products embedded in our software that are licensed from third parties also contributed to the increase. Due to these factors, gross profit margin on license revenue was 91% and 96% for the three months ended December 31, 2006 and 2005 and 92% and 96% for the nine months ended December 31, 2006 and 2005, respectively. Gross profit margin on license revenue is the percentage of total amortization of intangibles and cost of license revenue to license revenue.

Cost of Maintenance Revenue

Cost of maintenance revenue for the three months ended December 31, 2006 increased by $442,000, or 15%, compared to the same period in 2005 due to a $176,000 increase in costs of third party contractors, a $165,000 increase in personnel and other related costs and a $99,000 increase in stock-based compensation expense. Gross profit margin on maintenance revenue was 84% and 85% for the three months ended December 31, 2006 and 2005, respectively.

Cost of maintenance revenue for the nine months ended December 31, 2006 increased by $150,000, or 2%, compared to the same period in 2005 due to a $302,000 increase in stock-based compensation expense and a $32,000 increase in costs of third party contractors, partially offset by a $200,000 reduction in personnel and other related costs. Gross profit margin on maintenance revenue was 84% and 83% for the nine months ended December 31, 2006 and 2005, respectively.

Cost of Professional Services Revenue

Cost of professional services revenue consists primarily of costs related to internal professional services personnel and subcontractors hired to provide implementation services. Cost of professional services revenue for the three months ended December 31, 2006 increased by $1.4 million, or 13%, compared to the same period in 2005. The cost increase includes an increase in stock-based compensation expense of $377,000 as the result of our adoption of SFAS 123R on April 1, 2006. Personnel and related costs increased by $1.9 million, as we added personnel to our professional services organization to meet increased demand and to reduce cost of subcontractors. Cost of subcontractors, used to supplement our own personnel, decreased by $855,000. Gross profit margin on professional services revenue decreased from 11% to 8% for the three months ended December 31, 2006 compared to the same period in 2005. The change in gross margin of 3% is primarily due to stock-based compensation charges, as other net personnel cost increased in line with revenue.

Cost of professional services revenue for the nine months ended December 31, 2006 increased by $5.9 million, or 19%, compared to the same period in 2005. The cost increase includes an increase in stock-based compensation expense of $1.0 million as the result of our adoption of SFAS 123R at the beginning of this fiscal year. Personnel and related costs increased by $4.5 million mainly because of additions to personnel to meet increased demand for our services. Cost of subcontractors, used to deliver our services, increased by $339,000. Gross profit margin on professional services revenue decreased from 11% to 7% for the nine months ended December 31, 2006 compared to the same period in 2005. The change in gross margins is primarily due to higher stock-based compensation charges, as other costs increased in line with the increase in professional services revenue.

Operating Expenses

The following table presents certain information regarding our operating expenses for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006	2005	% Change	2006	2005	% Change
	(Dollars are in thousands)

Operating Expenses:
Sales and marketing	$22,658	$19,549	16%	$61,173	$53,875	14%
% of total revenue	43%	37%		41%	36%
Research and development	11,944	8,980	33%	34,443	30,224	14%
% of total revenue	23%	17%		23%	20%
General and administrative	7,984	5,927	35%	22,522	17,542	28%
% of total revenue	15%	11%		15%	12%
In-process research and development	—	—	N/A	1,170	—	N/A
% of total revenue	0%	0%		1%	0%
Restructuring costs	1,284	(117)	(1,197)%	1,284	602	113%
% of total revenue	2%	0%		1%	0%
Total operating expenses	43,870	34,339	28%	120,592	102,243	18%
% of total revenue	83%	65%		80%	68%

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

Total operating expenses for the three months ended December 31, 2006 increased by $9.5 million, or 28%, compared to the same period in 2005. The increase was due to a $3.1 million increase in sales and marketing costs, a $3.0 million increase in research and development costs, a $2.1 million increase in general and administrative costs and a $1.3 million increase in restructuring costs associated with the excess facility vacated in the third quarter. Included in total operating expenses for the three months ended December 31, 2006 is $2.7 million of stock-based compensation expense.

Total operating expenses for the nine months ended December 31, 2006 increased by $18.3 million, or 18%, compared to the same period in 2005. The increase was due to a $7.3 million increase in sales and marketing costs, a $4.2 million increase in research and development costs, a $5.0 million increase in general and administrative costs, a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in the second quarter and a $682,000 increase in restructuring costs. Included in total operating expenses for the nine months ended December 31, 2006 is $7.3 million of stock-based compensation expense.

Sales and Marketing

Sales and marketing expenses for the three months ended December 31, 2006 increased by $3.1 million, or 16%, compared to the same period in 2005. Of this increase, $1.9 million was because of higher personnel costs resulting from personnel additions made in the current fiscal year. Marketing program expenses also increased by approximately $1.0 million, with a major portion of the increase resulting from the recent marketing launch of the Infravio product line acquired in September 2006. The adoption of FAS 123R in this fiscal year resulted in higher stock-based compensation expenses of $985,000 for the December 2006 quarter. Included in sales and marketing expense for the three months ended December 31, 2005 is amortization of deferred warrant charge of $661,000. The deferred warrant charge was recorded as a result of a warrant issued in connection with an OEM Agreement with i2 Technologies (“i2”) in March 2001. The amortization of deferred warrant charges ended in March 2006.

Sales and marketing expenses for the nine months ended December 31, 2006 increased by $7.3 million, or 14%, compared to the same period in 2005. The increase for the nine months ended December 31, 2006 is primarily due to a $5.3 million increase in personnel and other related costs and a $1.4 million increase in marketing programs. The adoption of FAS 123R resulted in higher stock-based compensation expenses of $2.7 million for the nine months ended December 31, 2006. Also included in sales and marketing expense for the nine months ended December 31, 2005 is amortization of deferred warrant charge of $2.0 million. The amortization of the deferred warrant charge ended in March 2006.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2006 increased by $3.0 million, or 33%, compared to the same period in 2005. The increase is primarily due to an increase of $2.4 million in personnel and other related costs primarily due to an increase in research and development personnel. The personnel increase includes employees added in connection with our acquisition of Infravio and our purchase of the technology and other assets of Cerebra. Research and development expenses for the three months ended December 31, 2006 include $719,000 of stock-based compensation expense. Research and development expense as a percentage of total revenue was 23% and 17% for the three months ended December 31, 2006 and 2005, respectively.

Research and development expenses for the nine months ended December 31, 2006 increased by $4.2 million, or 14%, compared to the same period in 2005. The increase is primarily due to an increase of $3.2 million in personnel and other related costs due to an increase in personnel, including employees added in connection with our acquisition of Infravio and our purchase of the technology and other assets of Cerebra. This increase is partially offset by a $1.0 million decrease in fees for third-party professionals used to supplement our own internal development efforts. Research and development expenses for the nine months ended December 31, 2006 include $2.1 million of stock-based compensation expense. Research and development expense as a percentage of total revenue was 23% and 20% for the nine months ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2006 increased by $2.1 million, or 35%, compared to the same period in 2005. The increase was primarily due to an increase of $756,000 in personnel and other related costs primarily due to additions to administrative personnel. Accounting services and other professional fees increased by $708,000, and we increased our provision for bad debts by $466,000 in the December 2006 quarter. These cost increases were partially offset by a $720,000 decrease in legal fees. General and administrative expenses for the three months ended December 31, 2006 includes $956,000 of stock-based compensation expense. General and administrative expense as a percentage of total revenue was 15% and 11% for the three months ended December 31, 2006 and 2005, respectively.

General and administrative expenses for the nine months ended December 31, 2006 increased by $5.0 million, or 28%, compared to the same period in 2005. The increase was primarily due to an increase of $1.1 million in personnel and other related costs, a $1.8 million increase in accounting services and other professional fees, and an increase of $943,000 in bad debt charges. These cost increases were partially offset by a $1.3 million reduction in legal fees. General and administrative expenses for the nine months ended December 31, 2006 includes $2.5 million of stock-based compensation expense. General and administrative expense as a percentage of total revenue was 15% and 12% for the nine months ended December 31, 2006 and 2005, respectively.

Other Operating Cost

For the nine months ended December 31, 2006, we recorded a $1.2 million charge for the amounts allocated to the acquired in-process research and development associated with our acquisition of Infravio in September 2006.

For the three and nine months ended December 31, 2006, we incurred restructuring costs of $1.3 million for excess facility costs in connection with vacating a facility. For the three months ended December 31, 2005, we recorded a $117,000 reduction in the accrual for excess facilities costs to reflect future payments expected to be received under a sublease agreement entered into during the period. During the nine months ended December 31, 2005, we incurred restructuring costs of $602,000, which includes restructuring costs of $719,000 that consist primarily of severance and related benefits, net of the $117,000 reduction in the accrual for excess facilities costs. In prior years, we incurred restructuring charges consisting of severance and related benefits and relocation and reduction of facilities which resulted in excess facility costs. The estimated excess facility costs was based on our contractual obligations, net of estimated sublease income, based on current comparable lease rates. We reassess this liability each period based on market conditions. Revisions to the estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, either change or do not materialize.

Interest income

Interest income was $1.4 million and $5.0 million for the three and nine months ended December 31, 2006, respectively, compared to $1.1 million and $3.1 million for the three and nine months ended December 31, 2005. The $266,000 and $1.9 million increases, respectively, were primarily due to the higher average balances of cash and cash equivalents and marketable securities during the nine months ended December 31, 2006 and higher interest rates during the three and nine months ended December 31, 2006.

Interest expense

Interest expense is primarily due to equipment leasing arrangements. Interest expense is decreasing as the balances due were reduced.

Other income, net

Other income, net includes gains and losses on foreign currency transactions. Other income increased by $356,000 to $702,000 for the three months ended December 31, 2006 and increased by $392,000 to $970,000 for the nine months ended December 31, 2006.

Income taxes

For the three months ended December 31, 2006, we recorded tax expense of $218,000, compared to $70,000 for the same period in 2005. For the nine months ended December 31, 2006, we recorded tax expense of $642,000, compared to $455,000 for the same period in 2005. Income taxes are primarily related to withholding taxes, tax incurred in foreign jurisdictions which we could not offset by utilizing net operating loss carry-forwards (“NOL”) generated in prior years and also includes deferred income tax expense associated with the utilization of NOLs.

As of March 31, 2006, we had NOLs of approximately $197 million. These NOLs are available to reduce future taxable income and begin to expire in fiscal year 2011. The realization of benefits of the NOLs is dependent on sufficient taxable income in future years. Lack of future earnings or a change in our ownership could adversely affect our ability to utilize the NOLs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operating activities was $4.3 million for the nine months ended December 31, 2006, as our net loss of $15.5 million was more than offset by reconciling items of $17.4 million, which include $8.7 million for stock-based compensation, $4.0 million for depreciation and amortization expense, $2.7 million for amortization of acquired intangibles, $1.2 million for provision for doubtful accounts and revenue allowance, and a $1.2 million charge for in-process research and development. The net changes in assets and liabilities increased cash by $2.4 million, as the decrease in deferred revenue of $17.6 million was offset by a $16.6 million improvement in accounts receivable outstanding along with several other factors. The decrease in deferred revenue was primarily due to the recognition of license revenue which was previously deferred in fiscal year 2006, the reclassification of deferred license revenue to accrued expense due to a potential refund of prepaid license fees, and the typical seasonal fluctuations in deferred maintenance revenue. The change in receivables was due primarily to improved collection efforts and the collection of one major balance, related to the change in deferred revenue, which was collected after March 31, 2006.

Net cash used in investing activities was $16.4 million for the nine months ended December 31, 2006. A total of $42.6 million of cash was used in the acquisition of Infravio and the purchase of technology and other assets of Cerebra. An additional $5.0 million of cash was expended on capital items, such as computer hardware and software, office furniture and equipment and leasehold improvements. These investments were partially offset by net maturities in marketable securities of $31.0 million.

Net cash provided by financing activities was $9.9 million for the nine months ended December 31, 2006, resulting from $7.8 million and $2.4 million, respectively, of net cash proceeds from exercises of stock options and purchases of stock pursuant to our employee stock purchase plan.

Cash and cash equivalents at December 31, 2006, totaled $81.1 million, representing a decrease of $1.3 million in the first nine months of this fiscal year. Cash, cash equivalents, and short-term and long-term securities available for sale totaled $130.2 million at December 31, 2006, compared with $162.3 million at March 31, 2006.

Liquidity Requirements

Debt financing

We have a line of credit agreement with a bank to borrow up to a maximum principal amount of $20.0 million and a $2.0 million equipment line of credit facility. Both facilities have a maturity date of June 30, 2007.

We may borrow the entire $20.0 million operating line of credit as long as the aggregate balances of cash and cash equivalents on deposit with financial institutions in the United States and marketable securities trading on a national exchange are at least $85.0 million; otherwise, borrowings under this facility are limited to 80% of eligible accounts receivable. Interest is payable on any unpaid principal balance at the prime rate minus one quarter of one percent (0.25%). Borrowings under the equipment line of credit must be repaid over 36 months and will bear interest at a fixed rate as of the date of the equipment advance equal to the Prime Rate. The agreement for both facilities includes restrictive covenants which require us to maintain, among other things, a ratio of quick assets (as defined in the agreement) to current liabilities, excluding deferred revenue, of at least 1.5 to 1.0 and a quarterly revenue covenant such that total revenue for each fiscal quarter must be at least $45 million. At December 31, 2006, we were in compliance with all covenants.

As of December 31, 2006, we had not borrowed against the operating line of credit or the equipment line of credit. In connection with the operating line of credit agreement, we have obtained letters of credit totaling approximately $2.5 million related to office leases. As of December 31, 2006, we had $17.5 million available under the operating line of credit and $2.0 million available under the equipment line of credit.

Liquidity Outlook

Our short-term liquidity requirements through December 31, 2007 consist primarily of the funding of capital expenditures and working capital requirements. We believe that cash flow from operations will be sufficient to meet these short-term requirements. In the event that cash flow from operations is not sufficient, we expect to fund these amounts through the use of cash resources. Our long-term liquidity requirements consist primarily of obligations under our operating leases. We believe that cash flow from operations will be sufficient to meet these long-term requirements. In addition, we may utilize cash resources, equity financing or debt financing to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

Adoption of New Accounting Standards

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS 123R requires companies to record compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and deferred shares granted under our stock option plans and shares of common stock issued under our Employee Stock Purchase Plan, or ESPP.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard to all share-based awards issued on or after April 1, 2006 and any outstanding share-based awards that were issued but not vested as of April 1, 2006. Accordingly, our condensed consolidated financial statements as of December 31, 2005 and for the three months and nine months then ended have not been restated to reflect the impact of SFAS 123R.

For the three and nine months ended December 31, 2006, we recognized stock-based compensation expense of $3.2 million and $8.7 million in our condensed consolidated financial statements, which includes $2.6 million and $7.4 million for stock options, $178,000 and $235,000 for deferred shares and $379,000 and $1.0 million for our ESPP, respectively. These amounts include (i) compensation expense for stock options granted prior to April 1, 2006 but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, (ii) compensation expense for stock options and deferred shares granted on or subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and (iii) compensation expense for employee stock purchase rights under our ESPP. Our deferred stock-based compensation balance of $357,000 as of March 31, 2006, which was accounted for under APB 25, was reclassified into the additional paid-in capital account upon adoption of SFAS 123R. During the three and nine months ended December 31, 2006, we granted $75,000 and $727,000 of deferred shares to our board of directors, which is being amortized to compensation expense over a one-year service period.

The estimated fair value underlying our calculation of compensation expense for stock options is based on the Black-Scholes model. Consistent with our policy prior to adoption, we elected to continue to use the straight-line ratable method upon adoption of SFAS 123R as our method of attributing the value of stock-based compensation to the requisite service period. As a result, compensation expense for all stock options granted prior to April 1, 2006 will continue to be recognized using the straight-line ratable method. In addition, SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if our estimates change based on the actual amount of forfeitures. In the pro-forma information required under SFAS 123 for periods prior to April 1, 2006, we accounted for forfeitures as they occurred. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for the related net deferred tax assets.

Total compensation cost associated with our ESPP is measured at the date each offering commences based on the number of shares that can be purchased using the estimated total payroll withholdings and market price of our common stock on the grant date. Management makes an estimate of total withholdings at the beginning of an offering period. Actual results may require adjustments to compensation expense at the date of issuance. The requisite service period over which compensation cost is recorded is the period over which the employee participates in the plan. Complete withdrawals from the plan and reduction in contribution percentage at the election of employees during an offering period result in full recognition of the compensation cost at the purchase date.

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

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The purpose of this bulletin is to define a balance sheet and income statement approach for quantifying and evaluating the materiality of a misstatement. The bulletin contains guidance on correcting errors under the dual approach and provides transition guidance on correcting errors existing in prior years. In the initial year of application, registrants are permitted to record a one-time cumulative effect adjustment to correct misstatements in prior fiscal years, provided the errors were not deemed material under the registrant’s prior approach but are material under the new guidance. The effects of the initial application should be reflected in the carrying amounts of assets and liabilities as of the beginning of that fiscal year with an offsetting adjustment to the opening balance of retained earnings. The measurement and disclosure requirements are effective for our fiscal year ending March 31, 2007. We are currently evaluating the potential impact of adopting this new guidance on our results of operations and financial position.

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

Income Statement Classification of Taxes Collected from Customers

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenue and costs) or on a net basis (excluded from revenue) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for us as of April 1, 2007. We are currently evaluating the potential impact of adopting EITF 06-03 on our results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in our market risk occurred from March 31, 2006 through December 31, 2006. Information regarding our market risk at March 31, 2006 is contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), which are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing our system of disclosure controls and procedures, our management recognizes that our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, in designing our system of disclosure controls and procedures, our management is required to apply its judgment in considering the cost-benefit relationship of possible controls and procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based upon that evaluation, and as a result of the material weakness discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

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

WEBMETHODS, INC.

/s/ DAVID MITCHELL
David Mitchell
President and Chief Executive Officer

Date: February 8, 2007

/s/  KEN SEXTON
Ken Sexton
Executive Vice President and Chief Financial Officer

Date: February 8, 2007

/s/  MICHAEL KRONE
Michael Krone
Vice President and Chief Accounting Officer

Date: February 8, 2007

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of September 8, 2006, by and among webMethods, Inc., Iowa Acquisition Corp., Infravio, Inc., certain holders of capital stock of Infravio with respect to certain provisions only, and Mary Coleman in her capacity as Shareholders’ Representative (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2006 and incorporated herein by this reference)
3.1	Fifth Amended and Restated Certificate of Incorporation of webMethods, Inc., as amended (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for year ended March 31, 2001 and incorporated herein by this reference)
3.2	Second Amended and Restated Bylaws of webMethods, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2004 and incorporated herein by this reference)
4.1	Specimen certificate for shares of webMethods, Inc. Common Stock (Filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-1, as amended (File No. 333-91309) and incorporated herein by this reference)
4.2	Rights Agreement dated as of October 18, 2001 between webMethods, Inc. and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A (File No. 000-33329) and incorporated herein by this reference)
10.1	Form of Restricted Stock Agreement for restricted stock awards under the webMethods, Inc. 2006 Omnibus Stock Incentive Plan to employees or officers (filed herewith)
10.2	Executive Agreement dated January 2, 2007 between webMethods, Inc. and Ken Sexton (filed herewith)
10.3	Stock Option Agreement dated January 2, 2007 between webMethods, Inc. and Ken Sexton (filed herewith)
10.4	Restricted Stock Agreement dated January 2, 2007 between webMethods, Inc. and Ken Sexton (filed herewith)
10.5	Amended and Restated Executive Agreement dated December 21, 2006 between webMethods, Inc. and David Mitchell (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.3	Certification of Chief Accounting Officer pursuant to Rule 13a — 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)